Form 10-Q
period 1993-11-28
DEAN FOODS CO
filed 1994-01-11
CIK 27500

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 28, 1993 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ______________ to _______________

Commission file number     0-1118


                              DEAN FOODS COMPANY
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                      36-0984820
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                               Identification No.)


3600 North River Road, Franklin Park, Illinois                    60131
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code      (708)  678-1680


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No ____


The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 39,744,075.



Total number of pages 11.

PART I - FINANCIAL INFORMATION


A.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                On September 17, 1993, the Registrant incorporated LLD Acquisition Co., which acquired the assets and business of Longlife Dairy Products Company, Inc., and November 8, 1993 changed the name from LLD Acquisition Co. to Longlife Dairy Products Company, Inc. Accordingly, the unaudited condensed consolidated financial statements include the results of operations from the date of acquisition. The acquisition did not materially impact the Registrant's financial position or its results of operations. Bellingham Frozen Foods, Inc.; Frio Foods, Inc.; and Richard A. Shaw, Inc., have been merged into The Larsen Company whose name was changed to Dean Foods Vegetable Company on December 7, 1993.

                In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's 1993 Annual Report on Form 10-K.

ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     FOR THE QUARTERS AND SIX MONTHS ENDED

                    NOVEMBER 28, 1993 AND NOVEMBER 29, 1992

                  (In Thousands Except for Per Share Amounts)

                              Second Quarters Ended           Six Months Ended
                              ----------------------        -----------------------
                              Nov. 28,      Nov. 29,        Nov. 28,      Nov. 29,
                                1993         1992            1993           1992
                              --------      --------        --------      ---------
                                                   (Unaudited)

Net sales                     $577,113     $572,326       $1,136,764     $1,115,553
                              --------     --------       ----------     ----------

Costs and expenses:
  Cost of products sold        449,284      444,163          892,010        866,208
  Delivery, selling and
    administrative expenses     96,642       96,816          191,290        189,146
  Interest expense               3,373        3,810            6,691          7,342
  Other (income), net             (781)      (1,417)          (1,391)        (2,111)
                              --------     --------       ----------     ----------
                               548,518      543,372        1,088,600      1,060,585
                              --------     --------       ----------     ----------
Income before income taxes
  and cumulative effect of
  changes in accounting
  principles                    28,595       28,954           48,164         54,968

Provision for income taxes      11,140       11,784           20,123         22,372
                              --------     --------       ----------     ----------

Income before cumulative
  effect of changes in
  accounting principles         17,455       17,170           28,041         32,596

Cumulative effect of changes
  in accounting principles,
  net of taxes                       -            -            1,179              -
                              --------     --------       ----------     ----------

Net income                    $ 17,455     $ 17,170       $   29,220     $   32,596
                              --------     --------       ----------     ----------
                              --------     --------       ----------     ----------

Earnings per share:*

  Earnings per common share
    before cumulative effect
    of changes in accounting
    principles                   $0.44        $0.43            $0.71          $0.82

  Cumulative effect per common
    share of changes in
    accounting principles            -            -             0.03              -
                              --------     --------       ----------     ----------

Earnings per common share        $0.44        $0.43            $0.74          $0.82
                              --------     --------       ----------     ----------
                              --------     --------       ----------     ----------


Dividends per share
  (Declared and paid)            $0.16        $   -            $0.32          $0.15
                              --------     --------       ----------     ----------
                              --------     --------       ----------     ----------

* Based upon weighted average common shares outstanding.

See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       NOVEMBER 28, 1993 AND MAY 30, 1993

                                 (In Thousands)

                                                 November 28,         May 30,
                                                     1993              1993
                                                 -----------        ----------
                                                 (Unaudited)
                 ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments             $   18,686           $ 41,572
  Accounts and notes receivable,
    less allowance for doubtful
    accounts of $3,952 and $4,470,
    respectively                                     160,768            146,541
  Inventories                                        269,816            178,996
  Other current assets                                25,959             38,993
                                                  ----------           --------

        Total Current Assets                         475,229            406,102
                                                  ----------           --------

PROPERTIES:
  Property, plant and equipment, at cost             827,525            770,898
  Accumulated depreciation                           338,432            327,134
                                                  ----------           --------

                                                     489,093            443,764
                                                  ----------           --------

OTHER ASSETS                                         43,344              42,970
                                                  ----------           --------

      Total Assets                                $1,007,666           $892,836
                                                  ----------           --------
                                                  ----------           --------


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term notes payable                        $   47,000           $      -
  Current installments of long-term
    obligations                                        3,166              2,351
  Accounts payable and accrued expenses              230,310            193,571
  Dividends payable                                    6,448              5,953
  Federal and state income taxes                       1,558              5,834
                                                  ----------           --------

        Total Current Liabilities                    288,482            207,709
                                                  ----------           --------

LONG-TERM OBLIGATIONS (Less current
  installments included above)                       149,468            151,127
                                                  ----------           --------

DEFERRED LIABILITIES                                  75,894             57,681
                                                  ----------           --------

SHAREHOLDERS' EQUITY:
  Common stock                                        40,991             40,946
  Capital in excess of par value                       5,012              3,955
  Retained earnings                                  477,987            461,479
  Less - Treasury stock - at cost                     30,168             30,061
                                                  ----------           --------

      Total Shareholders' Equity                     493,822            476,319
                                                  ----------           --------

      Total Liabilities and
        Shareholders' Equity                      $1,007,666           $892,836
                                                  ----------           --------
                                                  ----------           --------


See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR SIX MONTHS ENDED NOVEMBER 28, 1993 AND NOVEMBER 29, 1992

                                 (In Thousands)

                                                     Six Months Ended
                                              ------------------------------
                                              November 28,      November 29,
                                                  1993              1992
                                              ------------      ------------
                                                       (Unaudited)
Net cash used by operations                    $ (2,249)         $ (7,155)
                                               --------          --------
Cash flows from investing activities:
  Capital expenditures                          (43,867)          (36,259)
  Proceeds from disposition of property,
    plant and equipment                           5,092             2,046
  Acquisition of a business, net of
    cash acquired                               (17,301)                -
                                               --------          --------
Net cash used in investing activities           (56,076)          (34,213)
                                               --------          --------

Cash flows from financing activities:
  Increase in short-term obligations             47,000            45,200
  Repayment of long-term obligations               (844)           (1,199)
  Unexpended industrial revenue
    bond proceeds                                   489             1,939
  Cash dividends paid                           (12,308)          (11,482)
  Issuance of common stock                        1,102             1,647
  Purchase of treasury stock                          -            (4,537)
                                               --------          --------
Net cash provided from financing activities      35,439            31,568
                                               --------          --------

Decrease in cash and temporary cash
  investments                                   (22,886)           (9,800)
Cash and temporary cash investments -
  beginning of period                            41,572            33,993
                                               --------          --------
Cash and temporary cash investments -
  end of period                                $ 18,686          $ 24,193
                                               --------          --------
                                               --------          --------




See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES

        The following is a tabulation of inventories by class at November 28, 1993, November 29, 1992 and May 30, 1993 (In Thousands).


                                        November 28,    November 29,        May 30,
                                           1993            1992              1993
                                        ------------    ------------       ----------
                                                     (Unaudited)
Raw materials and supplies              $ 76,745            $ 51,490       $ 46,666

Materials in process                      44,573              54,194         28,473

Finished goods                           162,565             174,140        121,400
                                        --------            --------       --------
                                         283,883             279,824        196,539

Less:  Excess of current cost
       over stated value of
       last-in, first-out
       inventories                       (14,067)            (17,709)       (17,543)
                                        --------            --------       --------

Total inventories                       $269,816            $262,115       $178,996
                                        --------            --------       --------
                                        --------            --------       --------


LEGAL PROCEEDINGS

See PART II, Item 1 for discussion of pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        A.)     Liquidity and Capital Resources

                As of November 28, 1993, there had been no material overall change in either the Registrant's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1993. At November 28, 1993, cash and temporary cash investments were $18.7 million, a decrease of $22.9 million from the balance at May 30, 1993. The decrease in cash and temporary cash investments was principally the result of:

                1.) Temporary seasonal cash requirements of the Registrant's crop-related vegetable and pickle processing operations,

                2.)     cash outlays for capital expenditures,

                3.)     cash outlay for a business acquired, and

                4.)     payment of cash dividends.

                Working capital at November 28, 1993 was $186.7 million compared to $198.4 million at May 30, 1993. This reflects an increase in inventories and accounts payable and accrued expenses at November 28, 1993 compared with May 30, 1993, that is principally due to the normal seasonal aspect of the Registrant's vegetable and pickle operations, and cash outlay for a business acquired.

                Short-term borrowings at November 28, 1993 were $47.0 million; whereas there were no short-term borrowings outstanding at May
        30, 1993. The increase in short-term borrowings at November 28, 1993 compared to May 30,1993 principally was the result of the increased seasonal inventories and short-term borrowings associated with a business acquisition. The Registrant's debt-to-capital ratio was 23.2% at November 28, 1993 compared with 24.1% at May 30, 1993.

                B.)     Results of Operations

                Overall sales for the quarter and six month period ended November 28, 1993 were relatively flat compared to the same periods a year ago as overall lower selling prices offset unit volume increases. Consolidated after-tax earnings for the quarter ended November 28, 1993 increased 2% over the same period a year ago. Earnings for the six months ended November 28, 1993 were 10% below earnings for the same period a year ago. Earnings for the six months included the following first quarter items:

                1.) A charge of $1.5 million related to the Revenue Reconciliation Act of 1993 including the retroactive application thereof to January 1, 1993 and the impact of the change in income tax rate on deferred taxes, and

                2.) A net after-tax credit of $1.2 million related to the Registrant's implementation of changes in accounting principles for income taxes and post-retirement benefits other than pensions.

                Sales of the Registrant's Dairy Products operations for both the second quarter ($358.6 million) and the six months ($721.1 million) were slightly lower than sales of the same periods last year. Increased unit sales volumes were offset by lower overall average selling prices reflecting lower raw milk costs this year.

                Dairy Product's operating earnings for the second quarter improved over this year's first quarter results, exceeding last year's second quarter results. Operating results for the six months were slightly below last year because of lower first quarter earnings this year. Raw milk costs are projected to increase in the third quarter reflecting the seasonal tightening of milk supplies.

                Net sales of the Registrant's Specialty Food Products operations for the six months this year were $404.3 million, an increase of 9% over sales of the same period a year ago. Sales of $212.7 million for the second quarter increased 7% over the comparable period a year ago. The increased sales principally were the result of:

                1.) The inclusion of the sales of a business acquired in the third quarter last fiscal year, and

                2.)     increased sales of the Registrant's
                        pickle operations.

                Specialty Food Products earnings both for the second quarter and the six months were lower than the earnings of the corresponding periods a year ago, principally the result of increased product and processing costs encountered by both the vegetable and pickle operations due to weather-related harvest delays and reduced yields in the Registrant's Midwest growing areas. Second quarter margins of the Registrant's canned and frozen vegetable operations improved substantially over this year's first quarter depressed levels, slightly exceeding a year ago second quarter results. The margin improvement principally was the result of price increases and reduced promotional activity reflecting the impact of the lower Midwest harvest levels.

        Further margin improvement is anticipated over the balance of the year as industry-wide vegetable supply levels are down from last year's levels.

                Margins in Registrant's pickle operations improved in the second quarter from the first quarter levels but were below last year's second quarter results as the weather-related cost increases offset increased unit sales volumes. Margins in the pickle operations should improve with continued volume gains and improved pricing over the balance of the year.

                Delivery, selling and administrative expenses for the quarter ended November 28, 1993 approximated last year's expenses; whereas expenses for the six months slightly exceeded last year's levels.

                The effective income tax rate for the second quarter was 39.0% compared with a rate of 40.7% for the second quarter last year. The decreased effective tax rate reflects the adoption of SFAS 109, "Accounting for Income Taxes" offset by the increased statutory corporate income tax rate under the Revenue Reconciliation Act of 1993. The effective income tax rate for the six months was 41.8% compared with 40.7% last year. The increased effective tax rate for the six months this year reflects the adoption of SFAS 109, the increased statutory corporate income tax rate and the retroactive provisions of the Revenue Reconciliation Act of 1993. The effective income tax rate for the balance of the year should be lower than last year's effective tax rate.

                          PART II  - OTHER INFORMATION


ITEM 1. Legal Proceedings

                There has been no material change in the legal proceedings reported on under Item 3 - Legal Proceedings, of the Registrant's Annual Form 10-K, for the fiscal year ended May 30, 1993.

ITEM 6. Exhibits and Reports on Form 8-K

        a.)     Exhibits

                None

        b.)     Reports on Form 8-K

                Item 5 - Other Events

                      News release - Dean Foods to Acquire Birds Eye
                                     Frozen Vegetable Business,
                                     filed November 24, 1993.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        DEAN FOODS COMPANY
                                                           (Registrant)



DATE:  January 11, 1994                                 _______________________
                                                        TIMOTHY J. BONDY
                                                        Vice President, Finance



DATE:  January 11, 1994                                 _______________________
                                                        DALE I. HECOX
                                                        Treasurer