Form 10-Q
period 1994-02-27
DEAN FOODS CO
filed 1994-04-12
CIK 27500

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 27, 1994 or

              Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________  to    _________________

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

        Yes   X    No

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 39,768,314.



Total number of pages 99.

PART I - FINANCIAL INFORMATION


A.       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         On January 1, 1994, the Registrant acquired the assets and certain liabilities of the Birds Eye Frozen Vegetable business of the All-American Gourmet Company, a wholly-owned subsidiary of Kraft General Foods, Inc. Accordingly, the unaudited condensed consolidated financial statements include the results of operations from the date of acquisition. Pro forma results of operations for periods covered by this report reflecting this acquisition are disclosed in Notes to the Condensed Consolidated Financial Statements. The impact of the acquisition on the Registrant's financial position is disclosed in Dean Foods Company and Birds Eye Pro Forma Condensed Combined Financial Information contained in Form 8-K/A, Amendment No. 1 dated March 14, 1994 previously filed by the Registrant.

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

ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     FOR THE QUARTERS AND NINE MONTHS ENDED

                    FEBRUARY 27, 1994 AND FEBRUARY 28, 1993

                  (In Thousands Except for Per Share Amounts)

                              Third Quarters Ended            Nine Months Ended
                             ----------------------       ------------------------
                              Feb. 27,     Feb. 28,        Feb. 27,       Feb. 28,
                                1994         1993            1994           1993
                              --------     --------       ---------       --------
                                                  (Unaudited)
Net sales                     $622,890     $566,565       $1,759,654     $1,682,118
                              --------     --------       ----------     ----------

Costs and expenses:
  Costs of products sold       483,012      439,139        1,375,022      1,305,347
  Delivery, selling and
    administrative expenses    105,074       97,461          296,364        286,607
  Interest expense               4,410        3,871           11,101         11,213
  Other (income) expense, net      112         (491)          (1,279)        (2,602)
                              --------     --------       ----------     ----------

                               592,608      539,980        1,681,208      1,600,565
                              --------     --------       ----------     ----------
Income before income taxes
  and cumulative effect of
  changes in accounting
  principles                    30,282       26,585           78,446         81,553

Provision for income taxes      11,840       10,620           31,963         32,992
                              --------     --------       ----------     ----------

Income before cumulative
  effect of changes in
  accounting principles         18,442       15,965           46,483         48,561

Cumulative effect of changes
  in accounting principles,
  net of taxes                       -            -            1,179              -
                              --------     --------       ----------     ----------

Net income                    $ 18,442     $ 15,965       $   47,662     $   48,561
                              --------     --------       ----------     ----------
                              --------     --------       ----------     ----------

Earnings per share*:

  Earnings per common share
    before cumulative effect
    of changes in accounting
    principles                   $0.46        $0.41            $1.17          $1.23

  Cumulative effect per common
    share of changes in
    accounting principles            -            -              .03              -
                              --------     --------       ----------     ----------

Earnings per common share*       $0.46        $0.41            $1.20          $1.23
                              --------     --------       ----------     ----------
                              --------     --------       ----------     ----------

Dividends per share
  (Declared and paid)            $0.16        $0.30            $0.48          $0.45
                              --------     --------       ----------     ----------
                              --------     --------       ----------     ----------

* Based upon weighted average common shares outstanding.

See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       FEBRUARY 27, 1994 AND MAY 30, 1993

                                 (In Thousands)

                                              February 27,          May 30,
                                                  1994               1993
                                              ------------         --------
                                              (Unaudited)
                 ASSETS
                 ------
CURRENT ASSETS:
  Cash and temporary cash investments         $   13,489            $ 41,572
  Accounts and notes receivable,
    less allowance for doubtful
    accounts of $4,438 and $5,331,
    respectively                                 169,328             146,541
  Inventories                                    287,375             178,996
  Other current assets                            29,253              38,993
                                              ----------            --------

     Total Current Assets                        499,445             406,102
                                              ----------            --------

PROPERTIES:
  Property, plant and equipment, at cost         891,465             770,898
  Accumulated depreciation                       344,828             327,134
                                              ----------            --------

                                                 546,637             443,764
                                              ----------            --------

OTHER ASSETS                                      66,279              42,970
                                              ----------            --------

     Total Assets                             $1,112,361            $892,836
                                              ----------            --------
                                              ----------            --------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term notes payable                    $  147,121            $      -
  Current installments of long-term
    obligations                                    2,272               2,351
  Accounts payable and accrued expenses          224,724             193,571
  Dividends payable                                6,464               5,953
  Federal and state income taxes                   4,100               5,834
                                              ----------            --------

     Total Current Liabilities                   384,681             207,709
                                              ----------            --------

LONG-TERM OBLIGATIONS (Less current
  installments included above)                   148,423             151,127
                                              ----------            --------

DEFERRED LIABILITIES                              72,974              57,681
                                              ----------            --------

SHAREHOLDERS' EQUITY:
  Common stock                                    41,017              40,946
  Capital in excess of par value                   5,367               3,955
  Retained earnings                              490,067             461,479
  Less - Treasury stock - at cost                 30,168              30,061
                                              ----------            --------

    Total Shareholders' Equity                   506,283             476,319
                                              ----------            --------

      Total Liabilities and
        Shareholders' Equity                  $1,112,361            $892,836
                                              ----------            --------
                                              ----------            --------


See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR NINE MONTHS ENDED FEBRUARY 27, 1994 AND FEBRUARY 28, 1993

                                 (In Thousands)

                                                    Nine Months Ended
                                              ------------------------------
                                              February 27,      February 28,
                                                  1994              1993
                                              ------------      ------------
                                                        (Unaudited)
Net cash used for operations                   $ 55,922          $ 36,439
                                               --------          ---------

Cash flows from investing activities:
  Capital expenditures                          (63,450)          (53,922)
  Proceeds from disposition of property,
    plant and equipment                           5,675             2,759
  Acquisitions of businesses, net of
    cash acquired                              (154,523)           (2,562)
  Proceeds from a business divested                   -               550
                                               --------          --------
Net cash used in investing activities          (212,298)          (53,175)
                                               --------          --------

Cash flows from financing activities:
  Increase in short-term obligations            147,121            30,200
  Repayment of long-term obligations             (2,889)           (3,235)
  Unexpended industrial revenue
    bond proceeds                                 1,334             2,310
  Cash dividends paid                           (18,756)          (17,407)
  Issuance of common stock                        1,483             2,041
  Purchase of treasury stock                          -            (8,517)
                                               --------          --------
Net cash provided from financing activities     128,293             5,392
                                               --------          --------

Decrease in cash and temporary cash
  investments                                   (28,083)          (11,344)
Cash and temporary cash investments -
  beginning of period                            41,572            33,993
                                               --------          ---------
Cash and temporary cash investments -
  end of period                                $ 13,489          $ 22,649
                                               --------          --------
                                               --------          --------




See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES

The following is a tabulation of inventories by class at February 27, 1994, February 28, 1993 and May 30, 1993 (In Thousands).


                                       February 27,  February 28,       May 30,
                                          1994          1993             1993
                                      ------------  ------------       --------
                                                  (Unaudited)
Raw materials and supplies               $ 71,614      $ 47,680        $ 46,666

Materials in process                       61,111        49,738          28,473

Finished goods                            168,884       148,036         121,400
                                         --------      --------        --------

                                          301,609       245,454         196,539

Less:  Excess of current cost
 over stated value of
 last-in, first-out
 inventories                              (14,234)      (17,469)        (17,543)
                                         --------      --------        --------

Total inventories                        $287,375      $227,985        $178,996
                                         --------      --------        --------
                                         --------      --------        --------


BUSINESS ACQUISITIONS

During the quarter ended February 27, 1994, the Registrant acquired the Birds Eye Frozen Vegetable business for cash. This acquisition was accounted for as a purchase and, accordingly, results subsequent to the acquisition are included in the Condensed Consolidated Financial Statements. The following unaudited pro forma summary represents the consolidated results of operations of the Registrant had the acquisition occurred at the beginning of the 1993 fiscal year:

                                                    Nine Months Ended
                                                 1994                1993
                                              ----------          ----------
Net sales                                     $1,877,038          $1,820,374

Income before cumulative effect of
  changes in accounting principles                47,645              53,395

Earnings per common share before cumulative
  effect of changes in accounting principles       $1.20               $1.35

The above results are based on certain assumptions and estimates which the Registrant believes are reasonable but does not reflect benefits which might be achieved from economies of the combined operations. The pro forma results do not necessarily represent the results which would have occurred if the acquisition had taken place on the basis assumed, nor are they indicative of the results of future combined operations.

LEGAL PROCEEDINGS

See PART II, Item 1 for discussion of pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        A.)      Liquidity and Capital Resources

                The Registrant's liquidity and its capital resources are described in the Management's Discussion and Analysis contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1993. The Registrant's current ratio at February 27, 1994 was lower due to the use of short-term borrowings to finance business acquisitions. Excluding the acquisitions and the short-term financing related thereto, described in the following working capital analysis, the Registrant's current ratio at February 27, 1994 exceeded the May 30, 1993 current ratio.

                 Working capital at February 27, 1994 was $114.8 million compared to $198.4 million at May 30, 1993. At February 27, 1994, cash and temporary cash investments were $13.5 million, a decrease of $28.1 million from the balance at May 30, 1993. Short-term borrowings at February 27, 1994, were $147.1 million, whereas there were no short-term borrowings at May 30, 1993.

                 The decrease in cash and temporary cash investments and the increase in short-term borrowings are principally the result of:

                      1.) Short-term borrowings to fund the acquisitions of businesses during the current fiscal year. Such borrowings at some future date are expected to be refinanced into longer maturities.

                      2.)         Normal temporary seasonal cash
                                  requirements of the Registrant's crop-related vegetable and pickle processing operations,

                      3.)         Cash outlays for capital expenditures, and

                      4.)         Payment of cash dividends.

       Other major changes in working capital items at February 27, 1994, compared to May 30, 1993, including Accounts and Notes Receivable, Inventories, and Accounts Payable and Accrued Expenses, are the result of increased balances due to the current fiscal year acquisitions. Inventories also increased due to the normal seasonal nature of the Registrant's vegetable and pickle operations. The increased inventories at February 27, 1994 compared to February 28, 1993 were principally due to the current year's acquisitions.

                 The increase in Property, Plant and Equipment principally is the result of businesses acquired and capital expenditures less depreciation expenses. The increase in Other Assets is principally the result of businesses acquired during the year.

                      The Registrant's debt-to-capital ratio was 22.7% at
                 February 27, 1994 compared with 24.1% at May 30, 1993.

        B.)      Results of Operations

                      Overall sales for the quarter and the nine month period
                 ended February 27, 1994 increased 10% and 5% respectively, compared to the same periods a year ago. Consolidated after-tax earnings for the quarter ended February 27, 1994 increased 16% over the same period last year. Improved margins by the Registrant's vegetable operations was the principal reason for the increased earnings. Consolidated earnings for the nine months ended February 27, 1994 were 2% below the same period a year ago. Earnings for the nine months included the following first quarter items:

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

                      Net sales of the Registrant's Dairy Products operations
                 for both the third quarter ($372.1 million) and the nine months ($1.1 billion) were slightly higher than sales of the same periods a year ago. Both the quarter and the nine months benefited from the sales of a small specialty dairy acquisition during the second quarter of this year, as overall unit sales volumes and average selling prices for both the third quarter and the nine months were relatively flat compared to the same periods a year ago.

                      Dairy Product's operating earnings for the third quarter
                 and nine months ended February 27, 1994 were both below last year's results for the same periods as raw milk costs were higher than year ago levels and increased competitive conditions existed in certain markets. Raw milk costs for the fourth quarter are projected to remain higher than last year's levels.

                      Net sales of the Registrant's Specialty Food Products
                 operations for both the third quarter ($243.6 million) and the nine months ($648.0 million) increased 23% and 14%, respectively, over sales of the same periods a year ago. The increased sales principally were the result of:

                1.) The inclusion of sales of businesses acquired in the third quarter last fiscal year and the third quarter this fiscal year, and

                2.)     A slight increase in overall sales volumes.

                Specialty Food Products earnings for the third quarter were higher than third quarter earnings last year, principally the result of:

                1.) Continued improvement in margins of the Registrant's canned and frozen vegetable operations over this year's first and second quarters margins and the third quarter margins a year ago, as a result of less promotional activities, increased selling prices and increased consumer demand.

                2.)     The contribution of earnings of the
                        businesses acquired in both the third quarter a year ago and this fiscal year.

                Further vegetable earnings improvement is anticipated in the fourth quarter as a result of the increased demand, firm selling prices and the contribution of an acquired business. Earnings of the Registrant's pickle operations for the third quarter improved over first and second quarter results but were below last year's third quarter results as weather-related cost increases and competitive market conditions offset increased unit sales volumes.

                 Specialty Food Products earnings for the nine months were slightly lower than the same period a year ago as a result of lower earnings in this year's first and second quarters, principally the result of increased product and processing costs encountered by both the vegetable and pickle operations due to weather-related harvest delays and reduced yields in the Registrant's Midwest growing areas and competitive market conditions.

                 Delivery, selling and administrative expenses both for the quarter and nine months ended February 27, 1994 increased slightly over last year's expenses, principally the result of expenses of acquired businesses.

                 The effective income tax rate for the third quarter was 39.1% compared with a rate of 39.9% for the third quarter last year. The decreased effective tax rate reflects the adoption in the first quarter of this year of SFAS 109, "Accounting for Income Taxes" offset by the increased statutory corporate income tax rate under the Revenue Reconciliation Act of 1993. The effective income tax rate for the nine months was 40.7% compared with 40.5% last year. The increased effective tax rate for nine months this year reflects the adoption of SFAS 109, the increased statutory corporate income tax rate and the retroactive provisions of the Revenue Reconciliation Act of 1993. The effective income tax rate for the fourth quarter fiscal 1994 should be lower than last year's fourth quarter's effective tax rate.

                          PART II  - OTHER INFORMATION


ITEM 1.     Legal Proceedings

                 There has been no material change in the legal proceedings reported on under Item 3 - Legal Proceedings, of the Registrant's Annual Form 10-K, for the fiscal year ended May 30, 1993.

ITEM 6.     Exhibits and Reports on Form 8-K

            a.)  Exhibits

                 Item 10 - Material Contracts

                 Asset Purchase Agreement by and among Kraft General Foods, Inc., The All-American Gourmet Company and Dean Foods Company dated October 30, 1993.

            b.)  Reports on Form 8-K

                 1.)   Report on 8-K dated January 13, 1994
                       reporting the Registrant's acquisition of the Birds Eye Frozen Vegetable business pursuant to the asset agreement hereby filed as Item 10, Material Contracts to this Form 10-Q report.

                 2.)   Report on Form 8-K/A, Amendment No. 1
                       dated March 14, 1994 filed amending Item 7
                       Financial Statements and Exhibits to provide the financial statements required to be included in the Report on Form 8-K dated January 13, 1994.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          DEAN FOODS COMPANY
                                                                (Registrant)



DATE:   April 12, 1994                                   /s/ Timothy J. Bondy
                                                         ----------------------
                                                         TIMOTHY J. BONDY
                                                         Vice President, Finance



DATE:   April 12, 1994                                   /s/ Dale I. Hecox
                                                         ----------------------
                                                         DALE I. HECOX
                                                         Treasurer

                                                    ITEM 10. MATERIAL CONTRACTS










                            ASSET PURCHASE AGREEMENT

                                  by and among

                           KRAFT GENERAL FOODS, INC.

                        THE ALL AMERICAN GOURMET COMPANY

                                      and

                               DEAN FOODS COMPANY

                                October 30, 1993





*      This revised conformed version of the Agreement signed
       October 30, 1993 is the definitive version and shall constitute the form of the agreement among the parties and replaces the conformed version previously distributed.

                               TABLE OF CONTENTS
                               -----------------

                                                                             Page
                                                                             ----
                                   ARTICLE 1

                        PURCHASE AND SALE OF ASSETS
   Section 1.01    Basic Transaction..........................................17
   Section 1.02    Consideration for Purchased Assets.........................23
   Section 1.03    Assumption of Liabilities..................................26
   Section 1.04    The Closing................................................30
   Section 1.05    Procedures at Closing......................................31

                                   ARTICLE  2

                            CONDITIONS TO  CLOSING

   Section 2.01    Conditions to Buyer's Obligations.........................32
   Section 2.02    Conditions to Seller's and KGF's
                   Obligations...............................................37
                                   ARTICLE  3

                         COVENANTS PRIOR TO CLOSING

   Section 3.01    Affirmative Covenants of Seller and KGF...................40
   Section 3.02    Negative Covenants of Seller and KGF......................41
   Section 3.03    Covenant of Buyer.........................................42

                                   ARTICLE  4

            REPRESENTATIONS AND WARRANTIES OF SELLER AND KGF

   Section 4.01     Corporate Organization and Power/
                    Subsidiaries..............................................43
   Section 4.02     Authority; Authorization..................................44
   Section 4.03     No Violation..............................................45
   Section 4.04     Financial Statements......................................45
   Section 4.05     No Undisclosed Liabilities................................46
   Section 4.06     No Material Adverse Change................................46
   Section 4.07     Absence of Certain Changes................................46
   Section 4.08     Directors, Officers and Bank Accounts.....................48
   Section 4.09     Accounts Receivable.......................................48
   Section 4.10     Inventory.................................................48
   Section 4.11     Insurance.................................................49
   Section 4.12     Title to Purchased Assets.................................49
   Section 4.13     Real Estate...............................................50
   Section 4.14     Real Estate Leases........................................51
   Section 4.15     Personal Property Leases..................................52
   Section 4.16     Motor Vehicles............................................52
   Section 4.17     Condition of Assets.......................................53
   Section 4.18     Intellectual Property.....................................53

                                                                Page
                                                                ----

  Section 4.19     Material Contracts...............................54
  Section 4.20     Employees........................................56
  Section 4.21     Taxes............................................58
  Section 4.22     Litigation.......................................59
  Section 4.23     Compliance with Law, and Licenses and
                   Permits and Consents.............................60
  Section 4.24     Environmental Matters............................61
  Section 4.25     Adequacy of the Purchased Assets;
                   Location of Assets...............................61
  Section 4.26     Adverse Restrictions.............................62
  Section 4.27     Notice Re Business...............................62
  Section 4.28     Complaints.......................................62

                               ARTICLE 5

               REPRESENTATIONS AND WARRANTIES OF BUYER

  Section 5.01     Corporate Organization and Power.................62
  Section 5.02     Authorization....................................63
  Section 5.03     No Violation.....................................63
  Section 5.04     Litigation.......................................63

                               ARTICLE 6

                              TERMINATION

  Section 6.01     Termination......................................64
  Section 6.02     Effect of Termination............................64
  Section 6.03     Confidentiality..................................64

                               ARTICLE 7

                         ADDITIONAL AGREEMENTS

  Section 7.01     Survival.........................................65
  Section 7.02     Indemnification..................................65
  Section 7.03     Hiring Employees of the Business.................68
  Section 7.04     Continuing Assistance............................72
  Section 7.05     Expenses and Transfer Taxes......................73
  Section 7.06     Press Releases and Announcements.................74
  Section 7.07     Retention and Access to Records..................74
  Section 7.08     Non-Competition..................................75
  Section 7.09     Bulk Transfer Laws...............................77
  Section 7.10     Allocation of Purchase Price
                   and Assumed Liabilities..........................78
  Section 7.11     Third Party Beneficiaries........................79
  Section 7.12     Trademark License................................79

                                                                      Page
                                                                      ----
   Section 7.13    Non-Assignable Undertakings and Rights..............79
   Section 7.14    Collection of Accounts Receivable...................80
   Section 7.15    Tax Elections.......................................80
   Section 7.16    Repayment of Inter-Company Loan.....................80
   Section 7.17    New York Gains Tax..................................81
   Section 7.18    Environmental Remediation...........................81

                                 ARTICLE 8

                               MISCELLANEOUS

   Section 8.01    Amendment and Waiver................................82
   Section 8.02    Notices.............................................83
   Section 8.03    Assignment..........................................83
   Section 8.04    Severability........................................84
   Section 8.05    No Strict Construction..............................84
   Section 8.06    Captions............................................84
   Section 8.07    Complete Agreement..................................84
   Section 8.08    Governing Laws/Jurisdiction.........................85
   Section 8.09    Counterparts........................................85
   Section 8.10    Investment Advisors.................................86
   Section 8.11    Disclaimer Regarding Projections....................86
   Section 8.12    HSR Act Compliance..................................87
   Section 8.13    Waiver of Trial by Jury.............................87
   Section 8.14    Representation by Counsel, Interpretation...........88
   Section 8.15    Attachments and Schedules...........................88
   Section 8.16    Continuing Purchasing Relationship..................88

                       LIST OF ATTACHMENTS AND SCHEDULES
                       ---------------------------------

   Attachment  A         Form of Legal Opinion of Seller's Counsel
   Attachment  B-1       Patent and Technology Agreement
   Attachment  B-2       Patent and Technology Agreement
   Attachment  C         Transition Agreement
   Attachment  D         Co-Pack Agreement
   Attachment  E         Form of Legal Opinion of Buyer
   Attachment  F         Trademark License Agreement



   Schedule  4.01        Birds Eye Mexico
   Schedule  4.04        Financial Statements
   Schedule  4.07        Absence of Certain Developments
   Schedule  4.08        Directors, officers and Bank Accounts
   Schedule  4.10        Inventory
   Schedule  4.11        Insurance
   Schedule  4.13        Owned Real Estate
   Schedule  4.14        Real Estate Leases
   Schedule  4.15        Personal Property Leases
   Schedule  4.16        Motor Vehicles
   Schedule  4.17        Condition of Assets
   Schedule  4.18        Intellectual Property
   Schedule  4.19        Material Contracts
   Schedule  4.20        Employees
   Schedule  4.22        Litigation
   Schedule  4.23        Compliance with Law, and Licenses and
                           Permits and Consents
   Schedule  4.24        Environmental Matters
   Schedule  4.25        Adequacy of the Purchased Assets

                           ASSET PURCHASE AGREEMENT
                           ------------------------

           THIS AGREEMENT is entered into as of this 30th day of October 1993 by and among Kraft General Foods, Inc., a Delaware corporation ("KGF"), The All American Gourmet Company, a Delaware corporation ("Seller"), and Dean Foods Company ("Buyer").

           Subject to the terms and conditions set forth herein, Buyer desires to purchase from Seller (or from KGF with respect to the assets for which legal title is held in the name of KGF) (subject to certain associated liabilities) and Seller and KGF desire to sell to Buyer (subject to Buyer assuming such liabilities) the business, assets and properties, operating as a going concern, which constitute Seller's Birds Eye frozen vegetable business, including frozen fruit products sold under the Birds Eye trademark, but excluding Seller's foodservice juice business sold under the Birds Eye trademark (the "Business").
  The term "Business" includes the business conducted by Birds Eye de Mexico, S.A. de C.V., a Mexican corporation ("Birds Eye Mexico"); but it is understood that no assets or liabilities of Birds Eye Mexico are being purchased or sold directly.

           The parties hereto agree as follows:

                                   ARTICLE 1

                          PURCHASE AND SALE OF ASSETS

      SECTION 1.01   BASIC TRANSACTION.

            (a) PURCHASED ASSETS. Except as otherwise provided below, on and subject to the terms established in this Agreement, Buyer hereby agrees to purchase from Seller (or from KGF with respect to such assets for which legal title is held ia the name of KGF), and Seller and KGF hereby agree to sell, convey, assign, transfer, and deliver on the Closing Date (as defined in Section
 1.04 below) to Buyer all of the following properties, assets and rights owned by Seller or KGF as well as all other properties, assets, and rights of any kind owned by Seller or KGF, which are used primarily in or primarily related to the Business (the "Purchased Assets"):

            (i)  All notes and accounts receivable of the Business;

           (ii) All of the issued and outstanding capital stock of Birds Eye Mexico;

          (iii) All Owned Real Estate (as defined in Section
       4.13);

           (iv) All rights existing under leases and licenses (of real and personal property, whether tangible or intangible) used primarily in the Business, including leasehold improvements, contracts, licenses, permits, distribution arrangements, sales and purchase agreements, and other agreements and business arrangements used primarily in or primarily related to the Business, including without limitation, all leases, contracts and agreements described in the Schedules to this Agreement;

            (v) All vehicles, fixtures, machinery and equipment used primarily in the Business (but not including vehicles, machinery and equipment covered by leases) and furniture located in any plant, warehouse, office or other space leased, owned or occupied primarily by the Business;

           (vi) All office supplies, production supplies, spare parts (other than dedicated spare parts and an appropriate portion of multi-use spare parts for the Waseca, Minnesota Cool Whip production line), other miscellaneous supplies, and other tangible property of any kind, located in any plant, office or other space leased, owned or occupied by the Business and used primarily in the Business;

         (vii) All raw materials, work-in-process, finished goods, packaging and other inventories, located in any plant, office or other space leased, owned or occupied by the Business and used primarily in the Business, but not including the raw materials which are held from time to time by the Business for other businesses of Seller;

        (viii) All know-how, trade secrets, processes and confidential information (including, without limitation, ideas, compositions, inventions, whether patentable or unpatentable and whether or not reduced to practice, manufacturing and production techniques, research and development information, designs, plans, proposals, and copyrightable works) used exclusively in the Business and the right to use perpetually and on a royalty-free basis all other know-how, trade secrets, processes and confidential information used in the Business;

           (ix) The right to use perpetually and on a royalty-free basis the patents and technology set forth on Schedule 4.18 which are marked as being used in the Business and also used in other KGF businesses;

            (x) All patents and trademarks (including, without limitation, patent applications, patent disclosures, invention disclosures, trade names and logos, and applications for registration thereof) set forth on Schedule
       4.18 which are marked as being included in the Purchased Assets and all rights therein; all registered and unregistered copyrights, service marks and trade dress used primarily in the Business; and all registrations for, and applications for registration of, any of the foregoing; together with all rights thereunder, remedies against infringement thereof, and rights to protection of interests therein and rights to use all of the foregoing forever; and all goodwill associated therewith and with the business and all going concern value of the Business;

          (xi) All formulae (secret or otherwise), data, engineering, technical and shop drawings, blue prints, art work, and specifications used primarily in the Business and the right to use all other formulae (secret or otherwise), data, engineering, technical and shop drawings, blue prints, art work, and specifications used in the Business;

          (xii) All deposits, prepayments, causes of action, chose in action, rights of recovery, rights of set off, rights of recoupment, rebates, refunds and claims of the Business (but not claims for refunds of taxes relating to periods prior to the Closing Date or claims relating to Excluded Assets or Excluded Liabilities (as such terms are defined below));

         (xiii)  All rights to receive mail and other
       communications relating primarily to the Business except with respect to the Excluded Assets or the Excluded
       Liabilities;

          (xiv) All business records, tangible data, documents, computer software, personal computer software models, management information systems, files, customer and supplier lists and information, operations or maintenance manuals, personnel records, invoices, credit records and sales literature, creative materials, studies and reports used primarily in or related primarily to the Business;

            (xv) All of Seller's right, title, and interest in and to all licenses and permits of the Business;

          (xvi)  Seller's and KGF's rights to the name "Birds Eye";
       and

         (xvii) All other property not referred to above which is reflected on the Latest Balance Sheet (as defined in Section 4.04) or acquired by the Business thereafter, except for such property which has been sold or otherwise disposed of in the ordinary course of business.

       The Purchased Assets shall be conveyed free and clear of all liabilities, obligations, liens and encumbrances excepting only those liabilities and obligations which are expressly to be assumed by Buyer hereunder and those liabilities, obligations, liens and encumbrances securing the same which are expressly permitted by the terms hereof.

            (b) EXCLUDED ASSETS. Notwithstanding the foregoing, the parties agree that the following assets of Seller or KGF are expressly excluded from this purchase and sale and are not included in the Purchased Assets (the "Excluded Assets"):

            (i) Seller's and KGF's rights under or pursuant to this Agreement and the other agreements with Buyer contemplated hereby or under any side agreement with Buyer hereafter entered into;

           (ii) Seller's and KGFis minute books and stockholder and stock transfer records and similar corporate records;

          (iii)  Any of Seller's or KGF's cash and cash
       equivalents;

           (iv) Insurance policies and claims thereunder, claims for and rights to receive tax refunds, all tax returns of the Business and any notes, worksheets, files or documents related thereto;

           (v)  The Kraft, Kraft General Foods and The All
       American Gourmet trademarks;

          (vi) Any property of any description whatsoever located at Seller's headquarters in Orange, California (except for the "Least Cost Sourcing Software Program");

         (vii) All general research and development work except for (i) specific research and development work related exclusively to the Business and (ii) know-how, trade secrets, processes and confidential information included in the Purchased Assets pursuant to Section 1.01(a)(viii);

         (viii) All claims relating to Excluded Assets or Excluded
       Liabilities;

           (ix) The equipment which constitutes the Cool Whip product line located at the Waseca, Minnesota plant, including all dedicated and an appropriate portion of multi-use spare parts, and the equipment which constitutes the Quick Stir line located at the Fulton, New York plant, all of which equipment shall be listed and described in Schedule 1.01(b)(ix) which Seller shall deliver to Buyer within ten
       (10) business days of the date of this Agreement;

            (x) Any deposits or prepayments the benefits of which will not be directly realized by Buyer subsequent to the Closing (including without limitation prepayments of insurance premiums); and

           (xi) Any other asset of Seller or KGF not to be purchased by Buyer under Section 1.01(a) hereof.

      SECTION 1.02   CONSIDERATION FOR PURCHASED ASSETS.

           (a) AGGREGATE CONSIDERATION. At Closing (as defined in Section 1.04), Buyer will pay to Seller $140,000,000.00; increased dollar for dollar to the extent the amount set forth on the Estimated Net Assets Statement (as defined in Section 1.02
  (b)) exceeds Net Assets (as defined in Section 1.02(f)) as reflected in the Latest Balance Sheet (as defined in Section 4.04), or decreased dollar for dollar to the extent the amount set forth on the Estimated Net Assets Statement is less than Net Assets reflected in the Latest Balance Sheet (the "Initial Purchase Price"). The Initial Purchase Price will be paid by wire transfer or equivalent means, in immediately available funds in the United States as Seller shall direct to Buyer. The Initial Purchase Price shall be adjusted as set forth in (c) below. The Initial Purchase Price, as so adjusted, is referred to as the "Purchase Price".

            (b) DELIVERY OF ESTIMATED CLOSING BALANCE SHEET. Seller shall deliver to Buyer no later than three business days prior to the Closing Date a statement of Seller's good faith estimate of the Net Assets at Closing (the "Estimated Net Assets Statement"), accompanied by the calculation of the amount of the Initial Purchase Price. The Estimated Net Assets Statement shall be prepared by Seller on the basis set forth on Schedule 1.02(d).

            (c) ADJUSTMENT OF INITIAL PURCHASE PRICE. The Initial Purchase Price shall be (a) increased dollar for dollar to the extent Net Assets reflected in the Adjusted Closing Date Balance Sheet (as defined in Section 1.02(d)) exceeds Net Assets reflected in the Estimated Net Assets Statement, or (b) decreased dollar for dollar to the extent Net Assets reflected in the Adjusted Closing Date Balance Sheet are less than Net Assets reflected in the Estimated Net Assets Statement. Any adjustment to the Initial Purchase Price made pursuant to this Section 1.02(c) shall bear simple interest from and including the Closing

  Date to, but not including, the date of payment at 6% per annum, based on a 365-day year, and shall, within five business days after the Adjusted Closing Date Balance Sheet is agreed to by Buyer and Seller or any remaining disputed items are ultimately determined by the Neutral Auditors (as defined in Section 1.02(e)), be paid by wire transfer in immediately available funds to the account in the United States specified by the party to whom such payment is owed.

           (d) PROCEDURES FOR DETERMINATION OF THE CLOSING DATE BALANCE SHEET. As soon as practicable, but in no event later than 60 days following the Closing Date, Seller shall prepare a balance sheet of the Business as of the close of business on the day prior to the Closing Date, and not later than 75 days following the Closing Date Seller shall deliver the same to Buyer together with a report thereon of Seller's independent public accountants based on an examination conducted by such accountants in accordance with generally accepted auditing standards (the "Closing Date Balance Sheet"). The Closing Date Balance Sheet shall reflect only Purchased Assets and Assumed Liabilities (as defined in Section 1.03(a)) and the assets and liabilities of Birds Eye Mexico, and shall fairly present the financial position of the Business in accordance with United States generally accepted accounting principles consistently applied other than (and to the same extent) as set forth on Schedule 1.02(d).

                Seller shall permit Buyer and Buyer's authorized representatives to participate in, and shall provide Buyer with reasonable advance notice of, all physical counts of inventories undertaken by Seller and/or its independent public accountants in connection with the preparation of the Closing Date Balance Sheet. In addition, Seller shall provide Buyer with access to final work papers of Seller and Seller's accountants used in the preparation of the Closing Date Balance Sheet. During the preparation of the Closing Date Balance Sheet and such examination and the period of any dispute within the contemplation of this Section 1.02, Buyer shall (i) provide Seller and Seller's authorized representatives with full access during normal business hours to the books, records (including work papers, schedules, memoranda and other documents), facilities and employees of the Business,, (ii) provide Seller as promptly as practicable after the Closing Date (but in no event later than 15 days after the Closing Date) with normal year-end closing financial information for the Business for the period ending on the date prior to the Closing Date, and (iii) cooperate fully with Seller and Seller's authorized representatives, including the provision on a timely basis of all information necessary in preparing the Closing Date Balance Sheet.

            (e) DELIVERY OF THE CLOSING DATE BALANCE SHEET; DISPUTE RESOLUTION. Seller shall deliver to Buyer a copy of the Closing Date Balance Sheet and the report thereon promptly after they have both been prepared. After receipt, Buyer shall have 60 days to review the Closing Date Balance Sheet. Unless Buyer delivers written notice to Seller on or prior to the 60th day after Buyer's receipt of the Closing Date Balance Sheet specifying in reasonable detail the characterization and amount of all disputed items and the basis therefor, Buyer shall be deemed to have accepted and agreed to the Closing Date Balance Sheet. If Buyer so notifies Seller of its objection to the Closing Date Balance Sheet, Buyer and Seller shall, within 30 days following such notice (the "Resolution Period"), attempt to resolve their differences and any resolution by them as to any disputed amounts shall be final, binding and conclusive.

            If at the conclusion of the Resolution Period there remain items in dispute, then all disputed items shall be submitted to a firm of nationally recognized independent public accountants (the "Neutral Auditors") selected by Seller and Buyer within 10 days after the expiration of the Resolution Period. If Seller and Buyer are unable to agree on the Neutral Auditors, a "big six" accounting firm will be selected as the Neutral

  Auditors by lot after eliminating any such firm which performs audit services for Buyer or Seller or any affiliate of either.
  All fees and expenses relating to the work, if any, to be performed by the Neutral Auditors shall be borne equally by Seller and Buyer. The Neutral Auditors shall act as an arbitrator to determine, based solely on presentations by Seller and Buyer, and not by independent review, only those issues still in dispute. The Neutral Auditors' determination shall be made within 30 days of their selection, shall be set forth in a written statement delivered to Seller and Buyer and shall be final, binding and conclusive. The term "Adjusted Closing Date Balance Sheet," as herein used, shall mean the definitive Closing Date Balance Sheet agreed to by Buyer and Seller in accordance with this Section 1.02(e) or the definitive Closing Date Balance Sheet resulting from the determinations made by the Neutral Auditors in accordance with this Section 1.02(e) (in addition to those items theretofore agreed to by Seller and Buyer).

            (f) DEFINITION OF NET ASSETS. Net Assets shall mean the Purchased Assets (other than the stock of Birds Eye Mexico) plus the assets of Birds Eye Mexico, less the Assumed Liabilities and the liabilities of Birds Eye Mexico (which shall not include any inter-company debt other than any debt of Birds Eye Mexico to KGFM, as described in Section 7.16).

       SECTION 1.03   ASSUMPTION OF LIABILITIES.

            (a) LIABILITIES ASSUMED. Subject to the conditions specified in this Agreement, and as additional consideration for the sale and transfer of the Purchased Assets, Buyer will assume on the Closing Date and pay, discharge or perform when due the following liabilities and obligations, whether fixed, absolute or contingent, matured or unmatured, of Seller with respect to the Business as they exist on the Closing Date, including any claims with respect thereto (hereinafter referred to as the "Assumed Liabilities"):

            (i) Seller's and KGF's liabilities and obligations reflected on the Latest Balance Sheet and liabilities and obligations (other than inter-company liabilities and obligations) incurred thereafter in the ordinary course of business (other than liabilities or obligations resulting from or arising out of any breach of contract, tort, infringement or violation of law) to the extent not paid prior to the Closing Date;

            (ii) Seller's and KGF's liabilities and obligations under the contracts and commitments relating to the Business listed on the Schedules to this Agreement and under contracts and commitments which are not required to be listed thereon or herein because of materiality limitations set forth herein, in each case to the extent such contracts and commitments are assigned to Buyer or the benefits thereof are obtained for Buyer as provided in Section 7.13 (other than liabilities or obligations resulting from or arising out of any breach thereof prior to the Closing);

            (iii) The liabilities and obligations of the Business disclosed on the Schedules, including any related litigation, claim or investigation, and liabilities and obligations which are not required to be disclosed in the Schedules because of materiality limitations set forth herein;

            (iv) All liabilities and obligations associated with or incurred in connection with the Transferred Employees (as defined in Section 7.03 of this Agreement) assumed by Buyer pursuant to Section 7.03 hereof;

            (v) All obligations and liabilities of Seller or KGF associated with owning, operating and maintaining the Owned Real Estate and with occupying the Leased Real Estate, other than obligations and liabilities with respect to real estate taxes that relate to periods prior to Closing (except real estate taxes specifically allocated to, prorated to or assumed by Buyer under this Agreement), including, without limitation, all liabilities and obligations associated with the presence, storage, escape, seepage, leakage, disposal, discharge or release of waste, hazardous waste or any other substance, matter or materials on or from the Owned Real Estate and the Leased Real Estate;

          (vi) All liabilities and obligations for all trade promotion programs (including, without limitation, trade allowance programs), non-coupon consumer promotions (including, without limitation, sweepstakes), and other marketing programs related to the Business regardless of when incurred (other than liabilities or obligations arising out of violation of law);

          (vii) All liabilities and obligations for all consumer coupons for products of the Business redeemed or submitted for reimbursement by coupon redemption agents on or after the Closing, regardless of when issued;

         (viii) All liabilities and obligations for all consumer or governmental complaints, trade complaints, product liability claims, written product guarantees set forth on the packaging therefor and returned unsalable merchandise; and

           (ix) All workers' compensation liabilities and obligations related to injuries to Transferred Employees assumed by Buyer pursuant to Section 7.03 of the Agreement.

            (b) EXCLUDED LIABILITIES. Buyer will not assume or be liable for any of the following liabilities or obligations
  (herein referred to as "Excluded Liabilities") and, notwithstanding any implication to the contrary above, none of the following liabilities or obligations are "Assumed
 Liabilities" for purposes of this Agreement:

           (i)  Any of Seller's or KGF's liabilities or
      obligations under this Agreement and the other agreements with Buyer contemplated hereby or under any side agreement with Buyer hereafter entered into;

          (ii) Any of Seller's or KGF's or Birds Eye Mexico's liabilities or obligations for expenses or fees incident to or arising out of the negotiation, preparation, approval, or authorization of this Agreement or the consummation (or preparation for the consummation) of the transactions contemplated hereby, including without limitation, attorneys' and accountants' fees;

         (iii) Any liability or obligation of Seller or KGF with respect to federal, state, local or foreign taxes; and any liability for interest, penalties or additions to any of such taxes (except taxes specifically allocated to, prorated to or assumed by Buyer under this Agreement);

           (iv) Except as otherwise expressly provided elsewhere in Section 7.03, any of Seller's or KGF's obligations or liabilities which relate to any bonus, retirement, retiree, disability, pension, profit sharing, stock bonus, thrift, incentive, deferred or other compensation or welfare benefit plan, program or arrangement;

            (v)  Any of Seller's or KGF's liabilities or
      obligations to indemnify any person by reason of the fact that such person was a director, officer, employee or agent of Seller, KGF or any affiliate of either or was serving at the request of any such entity as a partner, trustee, director, officer, employee or agent of another entity

       (whether pursuant to stature, charter document, bylaw, agreement or otherwise);

           (vi) Any liability or obligation of Seller or KGF not directly attributable to the Business imposed on it jointly and severally on account of being an affiliate (including without limitation a member of an Affiliated Group within the meaning of Section 1504 of the Code (as hereinafter defined)) of another entity;

          (vii) Any liability or obligation of Seller or KGF which relates to the Excluded Assets or to assets of the Business excluded from the Purchased Assets because they do not relate exclusively or primarily to the Business;

         (viii) Any liability or obligation of Seller or KGF resulting from or arising out of the matters described in schedule 4.22 or from any breach of contract, tort, infringement or misappropriation or violation of law (other than for violations of environmental laws which are the subject of Section 4.24), or any allegation thereof, except to the extent reflected in the Latest Balance Sheet; and

           (ix) Any other liability or obligation of Seller or KGF not assumed by Buyer under Section 1.03(a) hereof.

       SECTION 1.04   THE CLOSING.

            The closing of the purchase and sale of the Purchased Assets, the assumption of the Assumed Liabilities and the other transactions contemplated by this Agreement (the "Closing") will take place at the Northfield, Illinois offices of KGF, at 12:01 a.m. local time on January 1, 1994 or at such other place or on such other date as is mutually agreeable to the parties; provided, however, that Seller may elect to move the closing date and time to December 27, 1993 at 9:00 a.m. by written notice to

  Buyer no later than December 1, 1993 and provided further, however, that if on the date on which Closing is scheduled any of the conditions to Closing set forth in this Agreement have not been satisfied or waived by the party entitled to the benefit of such condition, the Closing will take place on the third business day after all conditions have been satisfied or waived. The date and time of the Closing are herein referred to as the "Closing Date."

      SECTION 1.05 PROCEDURES AT CLOSING. At the Closing, the parties shall take the following steps in the order listed below (provided, however, that upon their completion all such steps shall be deemed to have occurred simultaneously):

            (a) Seller and KGF shall deliver to Buyer evidence, in such form as is reasonably satisfactory to Buyer, that each of the conditions to the obligation of Buyer to consummate the transactions contemplated by this Agreement has been satisfied.

            (b) Buyer shall deliver to Seller and KGF evidence, in such form as is reasonably satisfactory to Seller and KGF, that each of the conditions to the obligations of Seller and KGF to consummate the transactions contemplated by this Agreement has been satisfied.

            (c) Seller and KGF shall deliver to Buyer the deliveries required pursuant to Section 2.01(h).

            (d) Buyer shall deliver to Seller the deliveries required pursuant to Section 2.02(g).

            (e) Buyer shall deliver the Initial Purchase Price to Seller, by wire transfer or equivalent means, in immediately available funds in the United States as Seller shall have directed to Buyer.

            (f) Buyer, Seller and KGF shall execute and deliver a cross receipt acknowledging receipt from the appropriate other parties of the respective deliveries.

                                   ARTICLE 2

                             CONDITIONS TO CLOSING

       SECTION 2.01   CONDITIONS TO BUYER'S OBLIGATIONS.  The
  obligation of Buyer to consummate the transactions contemplated by this Agreement are subject to the satisfaction of the following conditions on or before the Closing Date:

            (a)  The representations and warranties set forth in
  Article 4 hereof, both individually and considered as a whole, shall have been true and correct in all respects as of the date hereof and such representations and warranties shall be true and correct in all respects at and as of the Closing Date, except, in each case, where the failure to be true or correct would not have a material adverse effect (a "MAE") on the Business;

             (b) Seller and KGF will have performed in all material respects all of the covenants and agreements required to be performed by them prior to the Closing under this Agreement;

             (c) Except for such changes that are attributable to the public announcement of or third party knowledge with respect to the transaction contemplated by this Agreement, there will have been no material adverse change in the financial condition, operating results, assets, or liabilities or employee, customer, or supplier relations of the Business (exclusive of the Excluded Assets and Excluded Liabilities), and there will have been no casualty loss or damage to the Purchased Assets which is material to the Purchased Assets taken as a whole (whether or not covered by insurance);

            (d) The consents, approvals, or other actions by third parties that are required for the consummation of the transactions contemplated hereby and are indicated in Schedule
  4.23 as being a condition to Closing for Buyer will have been obtained;

            (e) The waiting period required pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and the rules or regulations promulgated thereunder (the "HSR Act"), will have expired or have been terminated;

            (f) No action, suit or proceeding before any court or governmental or administrative body and no investigation initiated by a governmental or administrative body shall be pending or overtly threatened wherein an unfavorable injunction, judgment, order, decree, ruling or charge is reasonably likely to occur that would (i) prevent consummation of any of the transactions contemplated by this Agreement, (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (iii) materially adversely affect the right of Buyer to own the Purchased Assets, to operate the Business or to control Birds Eye Mexico, or (iv) materially adversely affect the right of Birds Eye Mexico to own its assets and to operate its business (and no such injunction, judgment, order, decree, ruling or charge shall be in effect);

            (g) Buyer will have received from KGF's Associate General Counsel (or, to the extent the matters therein relate to Birds Eye Mexico or the ownership thereof, KGF's Mexican counsel), an opinion with respect to the matters set forth in Attachment A attached hereto, addressed to Buyer, dated the Closing Date;

            (h) On the Closing Date, Seller and KGF will have delivered to Buyer the following:

            (i) A certificate dated the Closing Date executed by a Vice President of Seller and a Vice President of KGF, stating that, to the best of such persons' knowledge after due inquiry , the preconditions specified in subsections (a) and (b) hereof have been satisfied;

           (ii) Certified copies of the resolutions duly adopted by Seller's and by KGF's board of directors,, authorizing the execution, delivery and performance of this Agreement;

          (iii) Good standing certificates for Seller and for KGF from each's state of organization, dated not earlier than 15 days prior to the Closing Date;

           (iv) Copies of all third party and governmental consents (or other evidence reasonably satisfactory to Buyer) that Seller or KGF is required by subsection (d) to obtain in order to effect the transactions contemplated by this Agreement;

            (v) Certificates representing all of the outstanding shares in Birds Eye Mexico duly endorsed for transfer to Buyer;

           (vi)  A resignation from each director of Birds Eye
       Mexico;

           (vii) Such instruments of sale, transfer and assignment, and such endorsements, as are required in order to transfer to Buyer Seller's and KGF's right, title and interest in and to the Purchased Assets, including without limitation
       Seller's and KGF's rights under contracts and leases included in the Purchased Assets with respect to which consents are obtained;

         (viii) Evidence of the absence of liens, claims or encumbrances on the Purchased Assets (other than the Owned Real Estate) and the assets of Birds Eye Mexico;

           (ix)  A certificate pursuant to Treasury Regulation
       Section 1.1445-2 (b)(2) from Seller and KGF, under penalties of perjury, stating that neither Seller nor KGF is a foreign corporation, foreign partnership, foreign trust or foreign estate and listing Seller's and KGF's U.S. Employer Identification Number and address of its principal business office;
            (x) A patent and technology license agreement from KGF to Buyer in the form of the agreement attached hereto as Attachment B-1 and a patent and technology license agreement from Buyer to Seller and KGF in the form of the agreement attached hereto as Attachment B-2 (collectively referred to as the "Patent and Technology Agreements");

           (xi) A transition services agreement between Seller, KGF and Buyer in the form of the agreement attached hereto as Attachment C (the "Transition Services Agreement");

          (xii)  A Co-Pack Agreement for the production of Cool-
       Whip between KGF and Buyer in the form of the agreement attached hereto as Attachment D (the "Co-Pack Agreement");

         (xiii) Certified copies of resolutions duly adopted by the shareholders of Birds Eye Mexico at a duly authorized meeting authorizing the sale of its stock to Buyer; and

          (xiv) Such other documents as Buyer may reasonably request in connection with the transactions contemplated hereby.

           (i) Buyer shall have received commitments for title insurance from Chicago Title & Trust Company committing to insure, subject only to the items identified in Schedule 4.13 and ad valorem and other taxes which, if unpaid, would result in a lien upon the subject property, Buyer's interest in the Owned Real Estate and, with respect to the Birds Eye Mexico Real Estate (as such term is defined in Section 4.13) an opinion of KGF's Mexican counsel as to good and marketable title thereof and a Certificate of Freedom of Laws issued by the Office of Public Registry of Celaya.

            (j) Buyer shall have received reports, obtained by Seller from environmental consultants reasonably acceptable to Buyer (the "Environmental Consultant"), of comprehensive Phase I environmental reviews of each parcel of Owned Real Estate, Birds Eye Real Estate and Leased Real Estate in which Seller or Birds Eye Mexico is the sole tenant conducted by such consultants not earlier than two months prior to the Closing Date, and such reports (collectively, the "Phase I Environmental Report") shall not indicate a reasonable probability of any environmental liability or compliance cost related to any of such parcels which is not reflected on Schedule 4.24 or for which Seller has not assumed responsibility for remediation pursuant to Section 7.18;

            (k) Buyer shall have received a certified survey of the Owned Real Estate, dated as of a recent date, prepared by a registered land surveyor, and including legal descriptions and certifications, in form reasonably satisfactory to Buyer's counsel, showing the boundary lines and location of the Owned Real Estate and the location of all buildings and improvements thereon in compliance with the standards of the American Land Title Association and the title insurer's requirements for issuance of its extended coverage endorsement, subject only to the items identified in Schedule 4.13, and Buyer shall have received corresponding evidence with respect to the Birds Eye

  Mexico Real Estate as is customarily received in real estate transactions in Mexico;

            (l) Seller and Birds Eye Mexico shall have terminated the Assembly (Maquils) and Technical Assistance Agreement between them effective as of the Closing Date; and

            (m) All proceedings to be taken by Seller and KGF in connection with the consummation of the transactions contemplated hereby and all documents required to be delivered by Seller and KGF in connection with the transactions contemplated hereby will be reasonably satisfactory in form and substance to Buyer.

           Any condition specified in this Section 2.01 may be waived by Buyer, provided that no such waiver will be effective unless it is set forth in a writing executed by Buyer. Unless expressly provided therein to the contrary, any such waiver by Buyer shall be solely for the purposes of this Section 2.01 and shall not constitute a waiver for purposes of any other Section of this Agreement, including without limitation Section 7.02.

       SECTION 2.02 CONDITIONS TO SELLER'S AND KGF'S OBLIGATIONS. The obligation of Seller and KGF to consummate the transactions contemplated by this Agreement is subject to the satisfaction of the following conditions on or before the Closing Date:

            (a) The representations and warranties set forth in
  Article 5 hereof, both individually and considered as a whole, shall have been true and correct in all respects as of the date hereof and such representations and warranties shall be true and correct in all respects at and as of the Closing Date except, in each case, where the failure to be true or correct would not have a MAE on the Business;

            (b) Buyer will have performed in all material respects all the covenants and agreements required to be performed by it prior to the Closing under this Agreement;

            (c) The consents, approvals, or actions by third parties that are required for consummation of the transactions contemplated hereby and are indicated in Schedule 4.23 as being a condition to Closing for Seller and KGF will have been obtained;

            (d)  The waiting period required pursuant to the HSR
  Act will have expired or have been terminated;

            (e) No action or proceeding before any court or governmental or administrative body initiated by a governmental or administrative entity will be pending wherein a judgment, decree or order is likely to be issued that would prevent the consummation of the transactions contemplated by this Agreement;

            (f)  Seller and KGF will have received from Buyer's
  Vice President, Secretary and General Counsel an opinion with respect to the matters set forth in Attachment E attached hereto, addressed to Seller dated the Closing Date;

            (g) On the Closing Date, Buyer will have delivered to Seller and KGF the following:

            (i) An officers' certificate executed by the President or a Vice President of Buyer dated the Closing Date, stating, to the best of his or her knowledge after due inquiry that the preconditions specified in subsections (a) and (b) hereof have been satisfied;

            (ii) Certified copies of the resolutions adopted by Buyer's board of directors authorizing the execution, delivery and performance of this Agreement and the other agreements contemplated hereby;

       (iii) A good standing certificate of Buyer from its state of organization, dated not earlier than 15 days prior to the Closing Date;

        (iv) Buyer will have executed such agreements or instruments as are reasonably necessary to evidence Buyer's assumption of the Assumed Liabilities;

         (v)  The Patent and Technology Agreements;

        (vi)  The Co-Pack Agreement;

       (vii) A trademark license agreement from Buyer to KGF in the form of the agreement attached hereto as Attachment F;

      (viii)  A Sales and Use Tax Certificate; and

        (ix) Such other documents as Seller or KGF may reasonably request in connection with the transactions contemplated hereby.

         (h) All proceedings to be taken by Buyer in connection with the consummation of the transactions contemplated hereby and all documents required to be delivered by Buyer in connection with the transactions contemplated hereby will be reasonably satisfactory in form and substance to Seller.

              Any condition specified in this Section 2.02 may be waived by Seller, provided that no such waiver will be effective unless it is set forth in a writing executed by Seller.

                                   ARTICLE 3


                           COVENANTS PRIOR TO CLOSING

       SECTION 3.01 AFFIRMATIVE COVENANTS OF SELLER AND KGF. Prior to the Closing, unless Buyer has otherwise consented, Seller and KGF will take the following actions, and will cause Birds Eye Mexico to take the following actions, with respect to the Business:

             (a) Continue to conduct all operations of the Business at all locations at which such operations are presently conducted, and only in the ordinary and usual course of business;

             (b) Use reasonable commercial efforts to retain its employees and preserve its present business relationships with customers and suppliers, and continue to compensate its employees consistent with past custom and practice;

             (c) Maintain the tangible Purchased Assets and tangible assets of Birds Eye Mexico in customary repair, order and condition and maintain the existence of and protect the intangible Purchased Assets and the intangible assets of Birds Eye Mexico;

             (d) Maintain the books and accounts of the Business in accordance with the principles used in the preparation of the financial statements referred to in Section 4.04 hereof;

             (e) Maintain the existence of and protect the trademarks, service marks, trade names, corporate names, copyrights, trade secrets, licenses, permits and other proprietary rights of the Business;

             (f) Comply in all material respects with applicable legal requirements and contractual obligations;

                  (g)  Permit Buyer and its employees, agents,
  appraisers, and accounting and legal representatives to have reasonable access to the books, records, contracts, leases, key personnel, accountants, plants and equipment of the Business, including without limitation any information of KGF relating to the allocation of KGF costs to the Business;

           (h) Use reasonable commercial efforts to comply with all conditions to Buyer's obligations to close and to obtain all other third party consents and governmental approvals relating to the transactions contemplated hereby; and

           (i) Use its best efforts to take any action necessary to prevent any of the representations and warranties made by Seller and KGF in this Agreement from not being true and correct in all material respects at and as of the Closing Date with the same force and effect as if then made, subject only to exceptions permitted by this Agreement.

      SECTION 3.02 NEGATIVE COVENANTS OF SELLER AND KGF. Except as disclosed in this Agreement or the Schedules, prior to the Closing, without the prior written consent of Buyer, neither Seller nor KGF will, nor will Seller or KGF permit Birds Eye Mexico to, with respect to the Business:

            (a) Take any action that would require disclosure under Section 4.07 of this Agreement;

            (b) Authorize or issue any share of capital stock of Birds Eye Mexico or any option, warrant or right to acquire any such capital stock;

            (c) Grant any bonus or any wage, salary or benefit increase to any employee or group of employees, except in accordance with past custom and practice, not to exceed 5% of salary (or 10% with respect to employees of Birds Eye Mexico);

             (d) Establish or contribute to any new plan, program or arrangement covering employees of the Business;

             (e) Sell or transfer any of the Purchased Assets or the assets of Birds Eye Mexico other than in the ordinary course of business;

             (f) Obligate itself to make capital expenditures aggregating more than $250,000;

             (g) Accelerate the sale of any inventory (other than pursuant to bona fide orders) or delay the payment of any obligation;

             (h) Cancel any receivables, debts or claims except in the ordinary course of business;

             (i) Purchase any property or assets other than in the ordinary course of business;

             (j) Amend or modify in any material respect the terms of, or terminate, any material contract, engagement, agreement, commitment or order;

             (k) Enter into any contracts, commitments or transactions other than in the ordinary course of business; or

             (l)  Agree to do any of the foregoing.

        SECTION 3.03   COVENANT OF BUYER.  Prior to the Closing,
  Buyer will use reasonable commercial efforts to comply with all conditions to Seller's or KGF's obligations to close.

                                   ARTICLE 4

                REPRESENTATIONS AND WARRANTIES OF SELLER AND KGF

       Seller and KGF, jointly and severally, hereby represent and warrant as follows:

       SECTION 4.01   CORPORATE ORGANIZATION AND POWER/
  SUBSIDIARIES.

            (a) Each of Seller and KGF is a corporation duly organized, validly existing and in good standing under the laws of Delaware, has the corporate power and authority to carry on its business as now being conducted and to own and operate the properties and assets now owned and being operated by it, and has full power and authority to carry on the Business as now being conducted and to own and operate the properties and assets of the Business now being owned and operated by it. Each of Seller and KGF is qualified as a foreign corporation for the transaction of business and is in good standing under the laws of each jurisdiction in which it owns or leases properties or conducts any business so as to require such qualification. Each of Seller and KGF has full corporate power and authority to execute, deliver and perform this Agreement and the other agreements contemplated hereby.

             (b) With the exception of Birds Eye Mexico and except as set forth on Schedule 4.2S, no affiliate of Seller or KGF is involved in the ownership or operation of the Business. The Purchased Assets do not include any capital stock or other security of any partnership or entity other than Birds Eye Mexico, and the assets of Birds Eye Mexico do not include any capital stock or other security of any partnership or entity.

             (c) Schedule 4.01 sets forth, with respect to Birds Eye Mexico: (i) its jurisdiction of incorporation; (ii) the number of authorized shares of its capital stock; and (iii) the number of shares of its capital stock which are issued and outstanding. All outstanding shares of capital stock in Birds Eye Mexico are owned by KGF (or by John F. Mowrer on behalf of KGF) free and clear of all liens, pledges, encumbrances, claims and equities of every kind.

           (d) Birds Eye Mexico is a corporation duly organized and legally existing in good standing under the laws of its country of incorporation as more fully described in Schedule 4.01 and has full power and authority necessary to own or lease its properties and to carry on its business as it is now being conducted.

            (e) All rights with respect to receiving dividends and voting with respect to Birds Eye Mexico are vested exclusively in its shares of common stock. There are no outstanding warrants, options or rights of any kind to acquire from Birds Eye Mexico, or from KGF or John F. Mowrer, any shares of its capital stock, nor are there any plans, contracts or commitments providing for the issuance of, or the granting of rights to acquire, any capital stock of Birds Eye Mexico or securities convertible into or exchangeable for capital stock of Birds Eye Mexico. All issued shares of capital stock of Birds Eye Mexico (the "Stock") are duly authorized, validly issued and outstanding and are fully paid and non-assessable. KGF and John F. Mowrer have good and marketable title to the Stock, and there are no unsatisfied preemptive rights therein. True and correct copies of the notarial deed of Birds Eye Mexico's incorporation and other corporate documents evidencing the organization of Birds Eye Mexico have been previously furnished to Buyer.

       SECTION 4.02 AUTHORITY; AUTHORIZATION. The execution, delivery and performance by Seller and KGF of this Agreement and the other agreements contemplated hereby have been duly authorized by Seller and KGF. This Agreement constitutes and each of the other agreements contemplated hereby when executed and delivered will constitute a valid and binding obligation of Seller and KGF, enforceable in accordance with its terms.

      SECTION 4.03 NO VIOLATION. The execution, delivery and performance of this Agreement and each of the other agreements contemplated hereby by Seller and KGF and the consummation of the transactions contemplated hereby or thereby do not and will not
  (a) conflict with or result in any breach of any of, (b) constitute a default under, (c) result in a violation of, (d) result in the creation of any lien, security interest, charge or encumbrance upon or adversely affect the Purchased Assets or any assets of Birds Eye Mexico pursuant to, or (e) give any third party the right to accelerate any obligation under the provisions of, the charter or bylaws of Seller, KGF or Birds Eye Mexico or any indenture, mortgage, lease, loan agreement or other agreement, license or permit to which Seller, KGF or Birds Eye Mexico is a party or by which Seller, KGF or Birds Eye Mexico is bound or to which any of the Purchased Assets or any of the assets of Birds Eye Mexico are subject, or any law, statute, rule, regulation, judgment or decree to which Seller, KGF or Birds Eye Mexico is subject.

       SECTION 4.04   FINANCIAL STATEMENTS.  Attached as Schedule
  4.04 are copies of the unaudited balance sheet as of September 25, 1993 (the "Latest Balance Sheet"), and summary earnings and balance sheet information for the two fiscal years ended December 28, 1991 and December 26, 1992 and for the thirty-nine weeks ended September 25, 1993 relating to the Business. The Latest Balance Sheet (including the notes thereto) and such summary information (including the notes thereto) reflect only Purchased Assets, Assumed Liabilities, and the assets and liabilities of Birds Eye Mexico, are complete and accurate and in accordance with the books and records of the Business, present fairly the financial position of the Business at each of said dates and the results of its operations for each of said periods covered and have been prepared in accordance with United States generally accepted accounting principles consistently applied (except as disclosed on Schedule 4.04).

      SECTION 4.05 NO UNDISCLOSED LIABILITIES. Except as disclosed herein or in the Schedules (or, in the case of contracts and commitments, to the extent not required to be disclosed in the Schedules because of materiality thresholds) and except for Excluded Liabilities, and except as reflected or reserved against in the Latest Balance Sheet or incurred thereafter in the ordinary course of business, and, solely for purposes of Section 7.02, except as reflected in Net Assets on the Adjusted Closing Date Balance Sheet, the Business has no liabilities or obligations.

       SECTION 4.06 NO MATERIAL ADVERSE CHANGE. Since the date of the Latest Balance Sheet and except as set forth in the Schedules, Seller, KGF and Birds Eye Mexico have conducted the Business only in the ordinary course and in conformity with past practice, and there has been no material adverse change in the financial condition, operating results, assets, or liabilities or employee, customer or supplier relations of the Business (exclusive of the Excluded Assets and the Excluded Liabilities), except for such changes that are attributable to the public announcement of or third party knowledge with respect to the transactions contemplated by this Agreement.

       SECTION 4.07 ABSENCE OF CERTAIN CHANGES. Except as set forth in Schedule 4.07, since the date of the Latest Balance
  Sheet, neither Seller, KGF nor Birds Eye Mexico has with respect to the Business:

            (a) created, incurred, assumed or guaranteed any indebtedness or become subject to any liabilities, except current liabilities incurred in the ordinary course of business and liabilities under contracts entered into in the ordinary course of business;

            (b) mortgaged, pledged or subjected to any lien, security interest or other encumbrance, any of the Purchased
  Assets or assets of Birds Eye Mexico, except liens for current property taxes not yet due and payable;

            (c) sold, assigned or transferred any material amount of assets, except in the ordinary course of business and consistent with past practices;

            (d) sold, assigned, transferred or licensed any patents, trademarks, trade names, copyrights, trade secrets or other intangible assets;

            (e) suffered any extraordinary losses, whether or not covered by insurance;

            (f) increased the compensation, bonuses, special compensation, or benefits payable or to become payable by Seller or Birds Eye Mexico to any officers of the Business or, except for increases in the normal course of operations not exceeding five percent (5%), to any employees (or ten percent (10%) with respect to employees of Birds Eye Mexico);

            (g)  suffered any work stoppage or labor dispute;

            (h) extended credit other than in the ordinary course of business or permitted any change in its credit practices or in its methods of maintaining its books, accounts or business records;
            (i) except as required by United States generally accepted accounting principles changed any of its accounting principles or the methods by which such principles are applied; or

            (j) entered into any agreement to do any of the things previously described in this Section 4.07.

      SECTION 4.08   DIRECTORS, OFFICERS AND BANK ACCOUNTS.
  Schedule 4.08 contains a complete and accurate list of all officers and directors of Birds Eye Mexico and a complete and accurate list (including addresses) of all bank accounts, safe deposit boxes and lock boxes maintained by Seller and exclusively used in the Business or maintained by Birds Eye Mexico and a complete and accurate list of all powers of attorney and the like outstanding with respect to any aspect of the Business.

       SECTION 4.09 ACCOUNTS RECEIVABLE. All outstanding receivables of the Business, including without limitation, accounts receivable, trade receivables and notes receivable of the Business on the Closing Date will be valid and enforceable claims against customers for goods or services delivered or rendered in the ordinary course of business, and will be collectible in full within six months after the Closing in the ordinary course without resort to court action or collection agencies, except for valuation reserves relating to receivables recorded on the Adjusted Closing Date Balance Sheet.

       SECTION 4.10   INVENTORY.  All inventories of the Business
  (including, without limitation, finished goods, work in process, raw materials, and supplies) on the Closing Date will be:

            (a)  properly valued on the Adjusted Closing Date
  Balance Sheet in the manner set forth on Schedule 1.02(d); and

            (b) in conformity with warranties heretofore given by Seller, KGF or Birds Eye Mexico to purchasers of like products.

           Except as set forth on Schedule 4.10, no inventory is held on consignment by or for the Business. All ingredients and finished products in inventory (a) comply with the Federal Food, Drug and Cosmetic Act, approved June 25, 1938 (the "Act") and all acts amending or supplementing the Act (including, without limitation, the Food Additive Amendment of 1958), (b) are not adulterated or misbranded within the meaning of the Act, and (c) are not prohibited from introduction into interstate coerce under the provisions of Section 404 or 505 of the Act.

      SECTION 4.11 INSURANCE. Schedule 4.11 contains a complete and correct list and description (including the policy number, coverage, and expiration date) of all policies of insurance which relate exclusively to the Business. Such contracts are, and will be through midnight of the Closing Date, in full force and effect and provide insurance against loss or damage of the kinds customarily insured against by similar businesses. Seller is not in default under or in non-compliance with the terms or provisions of any such insurance policy. Within ten (10) business days of the date of this Agreement, Seller will provide Buyer with a three-year survey of claims experience with respect to the Business under all its forms of insurance.

      SECTION 4.12 TITLE TO PURCHASED ASSETS. Except as set forth in Schedules 4.13, 4.14, 4.15, 4.16 or 4.18, Seller is (or KGF is with respect to the Purchased Assets for which legal title is held in the name of KGF) the sole and exclusive legal and equitable owner of all right, title and interest in and has good and marketable title to all of the Purchased Assets and Birds Eye Mexico has sole and exclusive title to all of the assets purported to be owned by it, in each case free and clear of all liabilities, obligations, liens and encumbrances, and the sale and delivery of the Purchased Assets pursuant hereto shall vest in Buyer good and marketable title thereto, free and clear of all liabilities, obligations, liens and encumbrances, except for such liabilities, cbligations, liens or encumbrances that occur as a result of an action of Buyer.

      SECTION 4.13 REAL ESTATE. Schedule 4.13 sets forth a complete description of each parcel of real estate owned by Seller or KGF and used primarily in the Business (the "Owned Real Estate"), and all real estate owned by Birds Eye Mexico (the "Birds Eye Mexico Real Estate"). KGF has good and marketable title to all Owned Real Estate and Birds Eye Mexico has good and marketable title to all Birds Eye Mexico Real Estate including, in each case, the buildings, structures, fixtures and improvements situated thereon, in each case free and clear of all security interests, liens, encumbrances, mortgages, pledges, or defects in title, except as set forth in Schedule 4.13 and referred to as "Permitted Exceptions". The Permitted Exceptions are not violated by and do not interfere with the current use of the Owned Real Estate or Birds Eye Mexico Real Estate.and the current use and location of the improvements located thereon. Except as set forth on Schedule 4.13, neither KGF nor Seller has granted any option to purchase all or any part of the Owned Real Estate and Birds Eye Mexico has not granted any option to purchase all or any part of Birds Eye Mexico Real Estate. KGF, Seller or Birds Eye Mexico has all easements and rights necessary to conduct the Business in the manner it is presenting being conducted. Neither the whole or any portion of any Owned Real Estate or Birds Eye Mexico Real Estate has been condemned, requisitioned or otherwise taken by any public authority, and no notice of any such condemnation, requisition or taking has been received. Except as disclosed in Schedule 4.13, neither KGF nor Seller has received any notice from any city, village or other governmental authority, or from any other third party, of any zoning, building, fire or health code violation in respect of the Owned Real Estate that has not been corrected and Birds Eye
  Mexico has not received any such notice in respect of the Birds Eye Mexico Real Estate.

       SECTION 4.14 REAL ESTATE LEASES. Schedule 4.14 sets forth a description of each parcel of real estate leased by the Business (the "Leased Real Estate"), including identification of the lessor and location. Seller has previously furnished to Buyer complete and accurate copies of all such leases. The
  Leased Real Estate has all easements and rights necessary to conduct the Business as it is currently being conducted. Neither the whole or any portion of any Leased Real Estate has been condemned, requisitioned or otherwise taken by any public authority, and no notice of any such condemnation, requisition or taking has been received. Except as disclosed in Schedule 4.13, neither KGF nor Seller nor Birds Eye Mexico has received any notice from any city, village or other governmental authority, or from any other third party, of any zoning, building, fire or health code violation in respect of the Leased Real Estate that has not been corrected.

             (a) Such leases are in full force and effect and are valid, binding and enforceable in accordance with their respective terms, except to the extent such enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting the enforcement of creditors' rights or by general equitable principles;

             (b) No amount payable under any of such leases is past due;
             (c) Each party thereto has complied with all commitments and obligations on its part to be performed or observed under each such lease; and

             (d) Neither Seller, KGF nor Birds Eye Mexico has received any notice of a default (which has not been cured), offset or counterclaim under any such lease, or any other communication calling upon any of them to comply with any provision of any such lease or asserting noncompliance, and no event or condition has happened or presently exists which constitutes a default or, after notice or lapse of time or both, would constitute a default under any such lease.

      SECTION 4.15 PERSONAL PROPERTY LEASES. Schedule 4.15 contains a complete and accurate list and summary description of all leases of personal property used primarily in the Business (the "Leases"). Seller has made available to Buyer true and complete copies of all the Leases. With respect to the Leases:

            (a) The Leases are in full force and effect and are valid, binding and enforceable in accordance with their respective terms, except to the extent such enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting the enforcement of creditors' rights or by general equitable principles;

            (b)  No amount payable under any Lease is past due;

            (c) Each party thereto has complied with all commitments and obligations on its part to be performed or observed under each Lease; and

            (d) Neither KGF nor Seller nor Birds Eye Mexico has received any notice of a default (which has not been cured), offset or counterclaim under any Lease, or any other communication calling upon any of them to comply with any provision of any Lease or asserting noncompliance, and no event or condition has happened or presently exists which constitutes a default or, after notice or lapse of time or both, would constitute a default under any Lease.

      SECTION 4.16 MOTOR VEHICLES. All motor vehicles used primarily in the Business, whether owned or leased, are listed in
 Schedule 4.16. All licenses and permits necessary for the use of such vehicles have been obtained and are in full force and effect.

       SECTION 4.17   CONDITION OF ASSETS.  Except as set forth on
  Schedule 4.17, the assets and properties utilized in the Business, whether owned or leased, are in satisfactory operating condition and repair (reasonable wear and tear excepted) and are suitable for the purposes for which they are presently being used.

       SECTION 4.18 INTELLECTUAL PROPERTY. Schedule 4.18 contains (i) a complete and accurate list of all patents, trademarks and trademark rights currently used in connection with the Business (whether or not included in the Purchased Assets), identifying those which are included in the Purchased Assets,
  (ii) a complete and accurate list and description of all licenses and other agreements relating to any of the foregoing, and (iii) summary descriptions of agreements between the Business and Unilever with respect to the Birds Eye trademark (complete and accurate copies of which have been delivered to Buyer prior to the execution of this Agreement). Seller or KGF is, in the United States, Canada and Mexico, the sole and exclusive owner of the federally registered trademarks listed on Schedule 4.18, free and clear of any rights of other persons, and has the sole and exclusive right to use the same in the conduct of the Business. Except as set forth on Schedule 4.18, with respect to the foregoing items of intellectual property and the service marks, copyrights, formula and trade dress currently used in the
  Business:

            (a) Seller or KGF is in the United States, Canada and Mexico, and to the knowledge of Seller is everywhere else in the world, the sole and exclusive owner free and clear of any rights of other persons and has the sole and exclusive right to use the same in the conduct of its business;

            (b) no proceedings have been instituted, are pending or, to the knowledge of Seller, KGF or Birds Eye Mexico, are threatened which challenge any rights in respect thereto or the validity thereof;

            (c) none of the aforesaid infringes upon or otherwise violates the rights of others in the United States, Canada or Mexico, or to the knowledge of Seller, anywhere else in the world; or to the knowledge of Seller, KGF or Birds Eye Mexico is being infringed upon by others, and none is subject to any outstanding order, decree, judgment, stipulation or charge;

            (d) no licenses, sublicenses or agreements pertaining to any of the aforesaid have been granted or entered into by Seller, KGF or Birds Eye Mexico; and

            (e) Neither Seller, KGF nor Birds Eye Mexico has received any notice of interference or infringement of any of the foregoing.

               SECTION 4.19 MATERIAL CONTRACTS. All contracts, agreements, instruments and leases (other than those entered into after the date hereof with the written consent of Buyer) related to the Business, or to which any of the Purchased Assets are subject, meeting any of the descriptions set forth below (the "Material Contracts"), are listed in Schedule 4.19:

            (a) any agreement obligating the Business to purchase or sell any products or services and which either (i) was not entered into in the normal course of business, or (ii) is not terminable without payment or penalty upon 60 days' (or less) notice, or (iii) is in an aggregate amount exceeding $25,000;

            (b) any indebtedness, obligation or liability for borrowed money, or liability for the deferred purchase price of property in excess of $25,000 (excluding normal trade payables),

                                     - 54 -
 -
  or any instrument guaranteeing any indebtedness, obligation or liability, or any obligation to incur any indebtedness, obligation or liability;

             (c)  any joint venture, partnership or other
  arrangement involving a sharing of profits involving the Business;

             (d) any sales agency, brokerage, distribution or similar contract;

             (e)  any consulting agreement or arrangement;

             (f) any agreement restricting the Business or any employee of the Business from competition or requiring the Business or any such employee to maintain the confidentiality of information provided to the Business by a third party;

             (g) any agreement under which the consequences of a default or termination could have a MAE on the Business;

             (h) any long-term or continuing agreement or arrangement (other than with respect to "Every Day Low Price" arrangements) with respect to discounts or allowances or extended payment terms;

             (i) any agreement granting, or which may have the effect at any time in the future of granting, a lien, security interest, mortgage or encumbrance against or on Purchased Assets;

             (j) any agreement restricting, or purporting to restrict, Seller from doing any business;

             (k) any agreement between any of Seller, KGF or Birds Eye Mexico and any affiliate of any of them (including without limitation any agreement between Birds Eye Mexico and either
 Seller or KGF); and

            (1) any other contract, arrangement or commitment which is not in the ordinary and usual course of business of Seller or which is material as to amount or effect on the Business.

       Except as set forth in Schedule 4.19:

            (i) all Material Contracts and other contracts, agreements, instruments and leases included in the Purchased Assets are in full force and effect and are valid, binding and enforceable in accordance with their terms, except to the extent such enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting the enforcement of creditors' rights or by general equitable principles;

           (ii) the Business is not, and, to the knowledge of Seller, KGF and Birds Eye Mexico, no other party to any of the foregoing is, in breach of any provision of, in violation of, or in default under the terms of any of the foregoing;

          (iii) no event has occurred which, after the giving of notice or passage of time or otherwise, would constitute a default under or result in the breach of any of the foregoing by the Business, or to the knowledge of Seller, KGF and Birds Eye Mexico, by any other party; and

           (iv) Seller has furnished to Buyer accurate and complete copies of each Material Contract.

       SECTION 4.20 EMPLOYEES. Schedule 4.20 contains a complete and accurate list and description of all of the following to which Seller, KGF or Birds Eye Mexico is a party or by which they are bound which relate to the Business:

              (a) written employment contracts with employees of the Business;

              (b) oral contracts or understandings with any employee of the Business which alter the "employee-at-will" relationship with any such employee;

              (c)  collective bargaining agreements;

              (d)  incentive and bonus arrangements;

              (e) pension and retirement plans;

              (f) profit sharing plans;

              (g) deferred compensation plans;

              (h) multi-employer health and welfare or benefit plans;

              (i) medical, life or health insurance plans;

              (j) stock purchase, stock option or similar plans; and

              (k) severance plans or policies.

              Except as set forth in Schedule 4.20, each of Seller, KGF and Birds Eye Mexico has with respect to the Business complied with its obligations related to, is not in default under and no event has occurred which, after giving of notice or passage of time or otherwise, would constitute a default under, and the transactions contemplated hereby will not affect, any of the foregoing. Seller has delivered to Buyer a true and complete list of the name, position and present rate of compensation of each employee of the Business. Except as set forth in Schedule
  4.20 or 4.22, there are no unfair labor practices, employment related litigation, administrative proceedings or controversies pending or, to the knowledge of Seller, KGF or Birds Eye Mexico, threatened involving any employee of the Business. Each of Seller, KGF and Birds Eye Mexico is with respect to the Business in compliance in all respects with its obligations under all statutes, executive orders and other governmental regulations governing its employment practices, including without limitation, provisions relating to wages, hours, equal opportunity, discrimination in employment, and payment of social security and other taxes. As of the date of this Agreement, the Business has not suffered or sustained any labor disputes resulting in any work stoppage and, to the knowledge of Seller, KGF and Birds Eye Mexico, no such work stoppage is threatened. As of the date of this Agreement, to the knowledge of Seller, KGF and Birds Eye Mexico, there are no attempts being made to organize any employees presently employed by the Business. All payments to employees which would have been paid in the ordinary course of business on or before the Closing Date shall have been paid as of the Closing. Except as described in Schedule 4.20, deferred compensation and accrued bonuses of employees of Seller and Birds Eye Mexico existing at the Closing Date will be consistent with the past compensation practices of Seller and will be set forth in the Adjusted Closing Date Balance Sheet.

       SECTION 4.21   TAXES.

            (a) Ali federal, state, foreign and other tax returns, reports and declarations of every nature required to be filed by or on behalf of Seller or KGF (either separately or as part of a consolidated group) prior to the Closing have been timely filed and such returns, reports and declarations as so filed are complete and accurate and disclose all taxes required to be paid for the periods covered thereby, except for any such failure to file and except for such errors which would not have a MAE on the Business. All taxes and all deficiency assessments, penalties and interest relating to any period ending prior to the Closing shall have been paid as of the Closing. All taxes, including estimated taxes, for periods beginning before and ending on or after the Closing have been paid as required by law in a timely manner. There are no tax liens on any property included in the Purchased Assets and no basis exists for any such liens.

            (b) All federal, state, foreign and other tax returns, reports and declarations of every nature required to be filed by or on behalf of Birds Eye Mexico (either separately or as part of a consolidated group) prior to the Closing have been timely filed and such returns, reports and declarations as so filed are complete and accurate and disclose all taxes required to be paid for the periods covered thereby. All taxes and all deficiency assessments, penalties and interest relating to any period ending prior to the Closing shall have been paid as of the Closing. All taxes, including estimated taxes, for periods beginning before and ending on or after the Closing have been paid as required by law in a timely manner. There are no tax liens on any property of Birds Eye Mexico and no basis exists for any such liens.

       SECTION 4.22 LITIGATION. Except as set forth in Schedule 4.22, neither Seller, KGF nor Birds Eye Mexico is engaged in or a party to or, to the knowledge of Seller, KGF or Birds Eye Mexico, threatened with any suit, action, proceeding, investigation or legal, administrative, arbitration or other method of settling disputes or disagreements or governmental investigation with respect to the Business or the Purchased Assets or the assets of Birds Eye Mexico. There are no actions, suits, proceedings, orders or investigations pending or, to the knowledge of Seller, KGF or Birds Eye Mexico, threatened against or affecting the Business at law or in equity, or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which are reasonably likely to adversely affect Seller's performance under this Agreement or any of the agreements contemplated hereby or the consummation of the transactions contemplated hereby or thereby.

      SECTION 4.23    COMPLIANCE WITH LAW, AND LICENSES AND PERMITS
  AND CONSENTS.

            (a) Except as set forth in Schedule 4.23, neither Seller nor KGF is with respect to the Business, and Birds Eye Mexico is not, in violation of any law or regulation, including, without limitation, any law or regulation pertaining to occupational safety or health, environmental protection, equal employment opportunity, employees retirement income security, imports and exports, Maquiladora and PITEX status or other law, ordinance, judicial decree, order or regulation. No notice (the reason for which has not been corrected) has been served upon Seller, KGF or Birds Eye Mexico with respect to the Business by any governmental body or other person of any violation of any law, ordinance, code, rule or regulation or requiring or calling attention to the necessity of any work, repairs, new construction, installation or alteration in connection with any real or personal property or equipment of the Business.

            (b) Seller, KGF and Birds Eye Mexico have all licenses, permits, approvals and other authorizations as are necessary in order to enable them to own and operate the Business, and use the Purchased Assets and the assets of Birds Eye Mexico as they are currently being owned, operated and used. All such licenses, permits, approvals, franchises, clearances and authorizations, true and correct copies of which have been previously furnished to Buyer, are listed in Schedule 4.23, are in full force and effect. Birds Eye Mexico has complied,with all commitments and requirements relating to its Maquiladora and PITEX status. Except as set forth in Schedule 4.23, no material violations have been recorded or alleged in respect of any such licenses, approvals or authorizations, and no proceeding is pending or, to the knowledge of Seller, KGF or Birds Eye Mexico, threatened or contemplated with respect to the revocation or limitation of the same.

            (c) Except as set forth on Schedule 4.23, there are no third party consents required in order to permit or allow Buyer to own or operate the Purchased Assets or the Business after Closing in the same way as they were operated prior to Closing, except for third party consents, the failure of which to obtain, would not have a MAE on the Business.

      SECTION 4.24 ENVIRONMENTAL MATTERS. Except as disclosed in Schedule 4.24, the use and operation by Seller, KGF and Birds Eye Mexico of each facility used in the Business has been and on the Closing Date will be in compliance with all applicable United States and Mexican Federal, state, and local environmental laws, respectively. Except as set forth on Schedule 4.24, neither Seller, KGF nor Birds Eye Mexico is aware of any environmental obligation or liability associated with owning, operating or maintaining the Owned Real Estate or the Birds Eye Mexico Real Estate or occupying the Leased Real Estate.

       SECTION 4.25 ADEQUACY OF THE PURCHASED ASSETS; LOCATION OF ASSETS. Except as set forth in Schedule 4.25, the Purchased Assets and the assets owned by Birds Eye Mexico constitute, in the aggregate, all of the property necessary for the conduct of the Business in the manner in which and to the extent to which it is currently being conducted. Such Schedule discloses all of the services currently obtained by the Business from or provided by the Business to, or provided or obtained on behalf of the Business (whether or not at the expense of the Business) by, Seller or KGF (exclusive of the Business) or any affiliate of either of them. All of the assets of the Business (whether or not Purchased Assets) are located at the Owned Real Estate, the

   Leased Real Estate, the Birds Eye Mexico Real Estate or, with respect to inventory, outside storage locations.

       SECTION 4.26 ADVERSE RESTRICTIONS. The Business is not subject to any provision of any charter, regulation, mortgage, lien, agreement, commitment, lease, order, judgment or decree, which could reasonably be expected to have a material adverse effect on the Purchased Assets, the assets of Birds Eye Mexico or the existing or expected business or condition (financial or other) or results of operations of the Business.

       SECTION 4.27 NOTICE RE BUSINESS. With respect to the Business, neither Seller, KGF nor Birds Eye Mexico has been notified as of the date hereof by any person, firm or corporation that it will stop business with the Business, or materially decrease the amount of its business with the Business which could reasonably be expected to have a MAE on the Business.

       SECTION 4.28 COMPLAINTS. Within ten (10) business days of the date of this Agreement, Seller will provide Buyer with a listing of all consumer, governmental or trade complaints, product liability claims or claims under written product guarantees set forth on packaging received by Seller or KGF during the past two years.

                                   ARTICLE 5
                    REPRESENTATIONS AND WARRANTIES OF BUYER

             Buyer hereby represents and warrants as follows:

        SECTION 5.01 CORPORATE ORGANIZATION AND POWER. Buyer is a corporation duly organized, validly existing and in good standing under the laws cf the jurisdiction of its incorporation. Buyer has full corporate power and authority to execute, deliver and perform this Agreement and the other agreements contemplated hereby.

      SECTION 5.02 AUTHORIZATION. The execution, delivery and performance by Buyer of this Agreement and the other agreements contemplated hereby have been duly authorized by Buyer. This Agreement constitutes and each of the other agreements contemplated hereby when executed and delivered will constitute a valid and binding obligation of Buyer, enforceable in accordance with its terms.

       SECTION 5.03 NO VIOLATION. The execution, delivery and performance of this Agreement and the other agreements contemplated hereby by Buyer and the consummation of the transactions contemplated hereby or thereby do not and will not
  (a) conflict with or result in any breach of, (b) constitute a default under, (c) result in a violation of, or (d) give any third party the right to accelerate any obligation under the provisions of Buyer's certificate of incorporation or bylaws or any indenture, mortgage, lease, loan agreement or other agreement to which Buyer is party or to which Buyer is bound, or any law, statute, rule, regulation, judgment or decree to which Buyer is subject.

       SECTION 5.04 LITIGATION. There are no actions, suits, proceedings, orders or investigations pending or, to the knowledge of Buyer, threatened against or affecting Buyer at law or in equity, or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which are reasonably likely to adversely affect Buyer's performance under this Agreement or the consummation of the transactions contemplated hereby.

                                   ARTICLE 6


                                  TERMINATION


       SECTION 6.01   TERMINATION.  This Agreement may be
  terminated at any time prior to the Closing:

            (a)  by mutual written consent of Seller and Buyer;

            (b) by either Seller and KGF on the one hand, or Buyer on the other hand, if the Closing hereunder has not been consummated by January 31, 1994, provided that if a party's willful breach of this Agreement has prevented the consummation of the transactions contemplated hereby, that party shall not be entitled to terminate pursuant to this Section 6.01(b).

       SECTION 6.02 EFFECT OF TERMINATION. In the event of termination of this Agreement by either Seller or Buyer as provided above, this Agreement will forthwith become void and there will be no liability on the part of either Buyer or Seller, except for material willful breaches of and intentional misstatements in or pursuant to this Agreement prior to the time of such termination. Notwithstanding the foregoing, the obligations of the parties under Section 6.03, and liability of the parties for breaches thereof, shall survive such termination.

       SECTION 6.03 CONFIDENTIALITY. In the event of any termination of this Agreement, each of Seller and KGF and Buyer shall treat as confidential and not disclose, or use directly or indirectly for its benefit in any manner whatsoever, or permit others under its control to disclose, or to use, any information concerning the other obtained pursuant to or in connection with the transaction which is the subject of this Agreement which is not a matter of public knowledge, and Seller and KGF and Buyer shall each promptly return to the other or destroy upon written request all written information and documents received from the other or its representatives, including all copies thereof. The foregoing shall not preclude any party from disclosing information which it is legally compelled to disclose.

                                   ARTICLE 7

                             ADDITIONAL AGREEMENTS

       SECTION 7.01 SURVIVAL. The representations, warranties, covenants and agreements set forth in this Agreement, or in any writing delivered in connection with this Agreement, will survive the Closing Date and the consummation of the transactions contemplated hereby, notwithstanding any examination made for or on behalf of Buyer or Seller; provided, however, that the representations and warranties of Seller and KGF contained in
   Article 4 (other than those in Section 4.21, which shall survive until the expiration of the respective statutes of limitation governing claims with respect thereto, and other than those in
   Section 4.24 which shall survive until December 31, 1996) and the representations and warranties of Buyer contained in Article 5 shall survive only until December 31, 1994. No claim for the recovery of indemnifiable damages based upon the inaccuracy of such representations and warranties may be asserted by a party after such representations and warranties shall be thus extinguished; provided, however, that claims first asserted in writing within the applicable period shall not thereafter be barred.

       SECTION 7.02    INDEMNIFICATION.

             (a) Seller and KGF agree to jointly and severally indemnify Buyer and its affiliates and hold them harmless against any loss, liability, claim, damage or expense (including, without limitation, costs of investigation and reasonable legal expenses and costs) which Buyer or any of its affiliates may suffer, sustain or become subject to, as the result of a breach of any representation, warranty, covenant, or agreement by Seller or KGF contained in this Agreement or the other agreements contemplated hereby, or the failure of Seller or KGF to pay, discharge or perform any of the Excluded Liabilities; provided, however, that neither Seller nor KGF will be liable for any such loss, liability, claim, damage, or expense arising out of a breach by Seller or KGF of any representation or warranty contained in
  Article 4 (other than fraudulent acts or omissions) unless the aggregate amount of all such losses, claims, damages, liabilities, and expenses resulting to Buyer from all such breaches or claims exceeds an amount equal to $2,000,000.00 (the "Allowance"), in which case Seller and KGF will only be liable for such amounts in excess of the amount of the Allowance; and provided further, that in no event shall Seller's or KGF's liabilities arising out of a breach by Seller or KGF of any representation or warranty contained in Article 4 exceed one-half of the Purchase Price.

            (b) Buyer agrees to indemnify Seller and KGF and any of their affiliates and hold them harmless against any loss, liability, claim, damage or expense (including, without limitation, costs of investigation and reasonable legal expenses and costs) which Seller or KGF or any of its affiliates may suffer, sustain or become subject to, as the result of a breach of any representation, warranty, covenant, or agreement by Buyer contained in this Agreement or the other agreements contemplated hereby, or the failure of Buyer to discharge or perform any of the Assumed Liabilities, and shall indemnify Seller and KGF and any of their affiliates and hold them harmless against any and all actions, suits, claims and other proceedings which arise directly or indirectly out of the Buyer's operation of the Business after the Closing, including without limitation the manufacture, distribution, marketing and sale of products after the Closing.

            (c) Promptly, but in no event later than 90 days, after receipt by a management level employee of Buyer on the one hand, or of Seller or KGF on the other hand, of written notice of any claim or potential claim by any third party, which could give rise to a right to indemnification pursuant to Section 7.02(a) or
  (b), Buyer on the one hand, or Seller and KGF on the other hand, as the case may be (in any such case, the "Beneficiary"), shall give the party who may become obligated to provide indemnification hereunder written notice describing such claim in reasonable detail to the extent then known; provided, however, that a failure to give or delay in giving any such notice will not affect the indemnification obligation of the party to which such notice is required to be given except to the extent such party is actually prejudiced thereby. After the indemnifying party has acknowledged in writing that it is indemnifying the other party with respect to litigation involving any claim, the indemnifying party will be entitled to assume the defense thereof; provided, however, that the other party may at its election participate in any such defense to the extent that it in its sole discretion believes that the defense of such claim, including the anticipated resolution, will materially affect its ongoing business. At the indemnifying party's reasonable request, the other party will cooperate with the indemnifying party in the preparation of any such defense (including Seller's and KGF's defense of an Excluded Liability or Buyer's defense of an Assumed Liability), and the indemnifying party will reimburse the other party for any expenses incurred in connection with such request. Neither the indemnified party nor the indemnifying party will settle any claims of a kind described in this subsection without the consent of the other, which consent will not be unreasonably withheld.

             (d) Notwithstanding other provisions of this Section 7.02, if as of the Closing Date Buyer knows of any matter described above and does not disclose to Seller and KGF the existence of such matter prior to consummating the Closing, Buyer hereby waives all right to make a claim in respect of such matter and all loss, liability, damage and expense which Buyer may suffer or sustain or to which Buyer may become subject as a result of or in connection with such matter shall not be deemed to be Losses for the purposes of this Section 7.02.

            (e) The indemnification rights provided in Sections 7.02, 7.03, 7.09, 7.17 and 8.10 shall be the sole and exclusive remedy available to each of the parties to this Agreement as against any other party for any misrepresentation, breach of warranty or failure to fulfill any covenant or agreement contained herein or in connection with any of the transactions contemplated hereby, but not for any fraudulent act or omission, provided that, in the event that monetary damages would constitute an inadequate remedy for a failure to fulfill any covenant or agreement contained herein or in connection with any of the transactions contemplated hereby (for example, for a failure to fulfill any covenant or agreement in Section 7.08), nothing herein shall preclude injunctive or other equitable relief in connection with such failure.

       SECTION 7.03   HIRING EMPLOYEES OF THE BUSINESS.

            (a) Seller and KGF agree to use reasonable commercial efforts to assist Buyer in engaging such employees of the Business who are employed by Seller at Closing, a list of which is set forth as Schedule 7.03. Buyer reserves the right to remove the name of any non-union employee from Schedule 7.03 prior to Closing, in which event, Buyer shall reimburse Seller for Seller's cost of severing any such employee under Seller's standard severance plan provided severance occurs at any time prior to sixty (60) days after Closing. Buyer will prior to Closing offer to employ, effective as of the Closing, all such employees of the Business whose name is set forth on Schedule
  7.03 (as revised) who are capable, as of the Closing, of performing equivalent full-time employment duties at the same compensation rates and in the same positions as in effect immediately prior to Closing and with benefits substantially similar to those provided by Buyer to similarly situated employees of Buyer; provided that the terms and conditions of employment offered to each such employee covered by a collective bargaining agreement will be those provided in such agreement. Each such employee of Seller who accepts such offer is referred to as a "Transferred Employee". Buyer agrees, with respect to
  (i) each of such non-union employees of Seller who accept such offer and (ii) each management level employee of Birds Eye
  Mexico, in each case who is terminated for other than "Cause within one year after Closing, to pay to such person, or cause Birds Eye Mexico to pay, the greater of (x) one week's salary per year of service, or (y) the amount of such person's annual salary, plus prorated bonus (if any) to date of termination, minus the aggregate amount of compensation such person has received from Buyer or Birds Eye Mexico with respect to service with Buyer or Birds Eye Mexico after Closing. For purposes hereof, "Cause" shall, include without limitation, the employee's misconduct or inability or refusal to perform his or her job responsibilities, but shall not include the employee's refusal to relocate his or her principal place of employment more than fifty
  (50) miles from his or her current place of employment.

            (b)  Buyer agrees to assume the Collective Bargaining
  Agreements of Seller set forth on Schedule 4.20.

            (c)  With respect to each Transferred Employee:

            (i) Buyer shall waive pre-existing condition requirements, evidence of insurability provisions, waiting period requirements (but only to the extent of credited past service) or any similar provisions under any employee benefit plan or compensation arrangements maintained or sponsored by or contributed to by Buyer for such individuals after the Closing Date. Buyer shall also apply toward any deductible requirements and out-of-pocket maximum limits under its employee welfare benefit plans any amounts paid
        (or accrued) by each Transferred Employee under Seller's and KGF's welfare benefit plans during the then current plan year.

           (ii) Seller's and KGF's plans shall be responsible for any health and accident claims incurred prior to the Closing Date, whether or not then known or payable. Buyer's plans shall assume responsibility for all health and accident claims incurred on or after the Closing Date relating to Transferred Employees.

           (iii) Seller and KGF agree to vest all Transferred Employees in all benefits accrued through the Closing Date under KGF's pension plans that are intended to qualify under
        Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and under KGF's supplemental pension plan.

             (iv) Seller and KGF shall be liable for all post-retirement welfare benefits for all retired and former employees as of the Closing Date, and for all Transferred Employees pursuant to the terms and conditions of such plans to the extent that such benefits would have been vested under KGF's plans as of the Closing Date had such Transferred Employees retired from Seller or KGF on the Closing Date.

              (v) With respect to pension, savings, severance, vacation, health and welfare, disability benefits, executive compensation, incentive and bonus arrangements, Buyer shall recognize for purposes of participation, eligibility and vesting (but not for purposes of benefit accrual and compensation arrangements) under its employee benefit plans, the service of any Transferred Employee with Seller and KGF.

           (vi) With respect to all post-Closing Date employment tax withholding responsibilities, Buyer shall elect to treat all Transferred Employees as if they had been employed by Buyer as of January 1, in the year on which the Closing occurs. In addition, Buyer, Seller and KGF hereby agree to follow the alternative procedure for employment tax reporting as provided in Section 5 of Rev. Proc. 84-77, 1984-2 C.B. 753. Thus, Seller and KGF shall have no employment tax reporting responsibilities for such Transferred Employees after the Closing Date. Seller and KGF shall reasonably assist Buyer in complying with its obligation pursuant to this Clause (vi).

          (vii) As of the Closing Date, Buyer will assume all obligations of Seller and KGF to Transferred Employees for any vacation entitlement to the extent reflected on the Adjusted Closing Date Balance Sheet.

            (d) Seller and KGF will be responsible for satisfying obligations under Section 601 et. seg. of ERISA and Section 4980B of the Code, to provide continuation coverage to or with respect to any Transferred Employee in accordance with law with respect to any "qualifying event" occurring on or before the Closing Date. Buyer will be responsible for satisfying obligations under
  Section 601 et. seq. of ERISA and Section 4980B of the Code, to provide continuation coverage to or with respect to any Transferred Employee in accordance with law with respect to any "qualifying event" which occurs following the Closing Date.

             (e) Buyer shall be responsible for all workers' compensation benefits payable to Transferred Employees with respect to injuries to Transferred Employees after the Closing or, provided that neither Seller nor KGF had knowledge of such injury, with respect to injuries which relate to an event or circumstance or events or circumstances that straddles or straddle the Closing if the date of the original claim relating to such injury is after the Closing, regardless of the date of injury.

            (f) Buyer shall indemnify Seller and KGF from and against any loss, liability, claim or damage, including attorneys' fees, for severance liability suffered by Seller or KGF with respect to any employee of the Business who is not offered employment by Buyer as required pursuant to Section
  7. 03 (a) above.

            (g) Except as otherwise expressly provided in this Agreement and except for liabilities accrued as of the Closing Date that are not assumed by Buyer under this Agreement, Buyer shall be liable for and shall indemnify Seller and KGF and its affiliates from and against any and all liabilities with respect to Transferred Employees' compensation or employee benefits resulting solely from acts, omissions or occurrences after the Closing other than those of Seller or KGF.

            (h) Buyer represents that it does not contemplate a plant closing or mass lay-off of employees of the Business, or any terminations that in the aggregate would constitute a mass lay-off of employees of the Business, within 90 days of the Closing.

       SECTION 7.04 CONTINUING ASSISTANCE. Subsequent to the Closing, Seller and KGF will refer all customer, supplier, and other inquires relating to the Business to Buyer. Subsequent to the Closing, Seller and KGF will provide to Buyer, promptly following receipt thereof, copies (on which information unrelated to the Business may be redacted) of all mail and other communications relating to the Business not conveyed to Buyer pursuant to Section 1.01(a)(iii) on account of not relating primarily to the Business. At any time and from time to time after the Closing, at Seller's request and without further consideration or compensation whatsoever, Buyer will execute and deliver such assumption agreements and take such action as Seller may reasonably deem necessary in order to more effectively assume the Assumed Liabilities. At any time and from time to time after the Closing, at Buyer's request and without further consideration or compensation whatsoever, Seller and KGF will execute and deliver such transfer documents and take such action as Buyer may reasonably deem necessary in order to more effectively evidence Buyer's title to the Purchased Assets.

      SECTION 7.05   EXPENSES AND TRANSFER TAXES.

           (a) Except as otherwise expressly provided herein, each party will pay all of its expenses, including attorneys' and accountants' fees, in connection with the negotiation of this Agreement, the performance of its obligations hereunder (whether or not the Closing occurs), and the consummation of the transactions contemplated by this Agreement.

            (b) Buyer and Seller shall each pay one-half of all state, county or local sales, excise, value added, use, registration, stamp or other transfer taxes and similar taxes, levies, charges or fees required to be paid on the transfer of any of the Purchased Assets. The parties will cooperate in providing each other with appropriate resale exemption certification and other similar tax and fee documentation.

            (c) Seller shall be responsible for and shall pay any income tax caused by the sale and transfer of the Purchased Assets. Seller shall provide to Buyer: (i) not later than the 10th day of the calendar month immediately following the Closing Date, a copy of the stock sale report for the sale of common stock of Birds Eye Mexico to Buyer, prepared by an independent public accountant registered with the Ministry of Finance and Public Credit of Mexico and filed with the appropriate authorities; and (ii) not later than thirty (30) days following presentation of the notice referred to in (i) above, a copy of the income tax return evidencing Seller's payment of any tax due in connection with such sale. With regard to the income tax payable on the sale of the stock of Birds Eye Mexico, such tax shall be based upon 30% of KGF's profit from such sale, the allocated purchase price of which shall be determined as set forth in Section 7.10.

      SECTION 7.06 PRESS RELEASES AND ANNOUNCEMENTS. No press releases, announcements or other disclosure related to this Agreement or the transactions contemplated herein will be issued or made without the joint approval of Buyer on the one hand, and Seller and KGF on the other hand, except for any public disclosure which Buyer or Seller and KGF in good faith believes is required by law (in which case the disclosing party will to the extent reasonably feasible consult with the other party prior to making such disclosure), provided, however, that nothing set forth above shall in any way prevent Buyer from making releases, announcements, or other disclosures about the existence of this Agreement and the transactions contemplated herein and/or the operation of the Business after Closing. Buyer, Seller and KGF will cooperate to prepare a joint press release to be issued on the Closing Date and, upon the request of either Buyer on the one hand, or Seller and KGF on the other hand, at the time after the signing of this Agreement.

      SECTION 7.07   RETENTION AND ACCESS TO RECORDS.

            (a) The parties recognize that Seller and KGF will require full access to all appropriate records and documentation of the Business in connection with audits for tax periods in which Seller and KGF owned the Business. The parties agree that Seller and KGF may, solely for such purpose, (i) maintain copies of any business records of the Business which are included in the Purchased Assets, and (ii) prepare a comprehensive index and file plan of any business records of the Business that are included in the Purchased Assets (the "File Plan").

           (b) Buyer agrees to maintain such records in a manner consistent with the File Plan and keep such materials reasonably accessible for a period of not less than ten years from the Closing Date (plus any additional time during which Buyer has been advised that there is an ongoing tax audit with respect to periods period to the Closing Date).

           (c) During such period, Buyer agrees to give Seller and KGF at their expense reasonable cooperation, access (including copies), and staff assistance, as needed, during normal business hours with respect to books and business records and other financial data delivered to Buyer hereunder for (i) the preparation of tax returns and financial statements and (ii) the management and handling of tax audits.

      SECTION 7.08   NON-COMPETITION.

            (a) Seller and KGF agree that for a period of four years commencing with the Closing Date (the "Term"), it will not, directly or indirectly, either for itself or for any other person, partnership, corporation or company, permit its name to be used by or participate in any enterprise involved in the business of producing, manufacturing, marketing, distributing or selling frozen vegetables anywhere in the United States of America, Canada or Mexico (the "Territory"). For purposes of this Agreement, the term "Participate" includes any direct or indirect interest in any enterprise, whether as stockholder, partner, or otherwise (other than by ownership of less than five percent of the stock of a publicly-held corporation) or otherwise. Seller and KGF agree that this covenant is reasonably designed to protect Buyer's substantial investment and is reasonable with respect to its duration, geographical area and scope.

            (b) During the non-competition period, neither Seller nor KGF shall induce or attempt to induce any employee or customer of the Business to leave the employ of the Business or cease or limit its business with the Business or in any way interfere with the relationship between the Business and any employee or customer of the Business.

            (c) Notwithstanding anything set forth above to the contrary:

            (i) Seller or KGF may hereafter purchase, or otherwise become affiliated with or participate in, an enterprise producing, manufacturing, marketing or selling frozen vegetables in the Territory if less than thirty (30%) of the aggregate gross revenues in the Territory for its most recently concluded fiscal year were derived from producing, manufacturing, marketing or selling frozen vegetables in the Territory;

           (ii) Seller and KGF may continue to own and operate or hereafter own, operate, acquire or otherwise become affiliated with any wholesale or retail grocery business, any grocery distribution business or any foodservice distribution business;

          (iii) Seller and KGF may engage in any joint marketing, promotion or in-store merchandising program for any of Seller's or KGF's other products and any frozen vegetable products produced by or for any person not bound by this paragraph provided that no such program shall be designed to or executed in such a manner so as to create the impression that Seller or KGF is engaged in the frozen vegetable business;

            (iv) Seller and KGF may continue to own, market and sell Seller's existing frozen vegetable and sauce side dish products as presently sold under The Budget Gourmet trademark; and

           (v) Seller and KGF may continue to own, market and sell, develop or acquire product lines that include frozen vegetables so long as such products also include amounts of other components such as legumes/beans (but excluding green beans and lima beans and provided Seller has, acting reasonably, determined that such product is to be marketed as a "center of the plate" meal), rice, pasta, meat, fish or shellfish (but not merely a sauce, including a cheese sauce) in quantities sufficient to enable Seller or KGF to market such product as a product containing such other component; provided, however, in no event shall Seller or KGF market or sell for a period of eighteen (18) months after the Closing Date any product which contains frozen vegetables in a form-filled, sealed, polymer bag unless such product also contains sufficient quantities of meat, chicken, fish or shellfish to enable Seller or KGF to market such product as a product containing such other component.

            (d) Seller and KGF agree and acknowledge (i) that in the event any of the duration, geographical area, scope or other limitations set forth above in this Section is deemed to be unreasonable by a court of competent jurisdiction, then the maximum limitation that such court deems reasonable shall be substituted for the duration, geographical area, scope or other limitation provided herein, and (ii) that any breach of the provisions of this Section is likely to result in irreparable injury to the Buyer and that a remedy at law alone will be an inadequate remedy for such a breach, and that in addition to any other remedy it may have, the Buyer shall be entitled to enforce the specific performance of this Section and to seek both temporary and permanent injunctive relief to prevent or redress such injury (to the maximum extent permitted by law) without the necessity of proving actual damages.

       SECTION 7.09 BULK TRANSFER LAWS. Buyer hereby waives compliance by Seller and KGF with the provisions of any so-called bulk transfer laws of any jurisdiction in connection with the sale of the Purchased Assets. Notwithstanding anything to the contrary in Section 7.02, Seller and KGF agree to indemnify Buyer against all liability, damage or expense which Buyer may suffer due to the failure to so comply or to provide notice required by any such law.

      SECTION 7.10 ALLOCATION OF PURCHASE PRICE AND ASSUMED LIABILITIES. Prior to the Closing Date, Buyer, Seller and KGF shall agree upon the portion of the Purchase Price to be allocated to the stock of Birds Eye Mexico. As provided under
  Section 7.17, Buyer, Seller and KGF shall agree upon the portion of the Purchase Price to be allocated to the Fulton, New York facility. If Buyer, Seller and KGF cannot agree on an allocation for the Fulton, New York facility by December 1, 1993 or the stock of Birds Eye Mexico by Closing, then the net book value as shown on the Latest Balance Sheet (or on the balance sheet of Seller in the case of such stock) shall be allocated to such assets. No later than ninety (90) days after Closing, Buyer shall prepare and submit to Seller and KGF for their approval, which approval will not be unreasonably withheld, its proposed allocation of the remainder of the Purchase Price and the Assumed Liabilities. In the event Buyer, Seller and KGF agree on such allocation, such allocation shall be reflected in an allocation schedule which shall become part of this Agreement. Buyer, Seller and KGF agree to allocate the remainder of the Purchase Price and the Assumed Liabilities in accordance with such schedule, to be bound by such allocation and the allocation in the first sentence of this Section for all purposes, to account for and report the purchase and sale contemplated hereby for all purposes (including, without limitation, financial, accounting and tax purposes) in accordance with such allocations, and not to take any position (whether in financial statements, audits, tax returns or otherwise) which is inconsistent with such allocations without the prior written consent of the other, except to the extent such consistency is not permitted by applicable law or generally accepted accounting principles. The parties will exchange drafts of any information returns required by IRC
  Section 1060 and any similar state statutes, at least sixty (60) days prior to filing such returns and will discuss in good faith any modifications suggested by the receiving party. In the event Buyer, Seller and KGF fail to agree on the allocation of the remainder of the Purchase Price and the Assumed Liabilities prior to 150 days after the Closing, all references to an allocation of the remainder of the Purchase Price and Assumed Liabilities in this Agreement shall be of no force and effect.

      SECTION 7.11 THRID PARTY BENEFICIARIES. This Agreement does not create any rights in parties who are not a party to this Agreement.

      SECTION 7.12 TRADEMARK LICENSE. Effective as of the Closing, Seller and KGF grant Buyer a non-exclusive, non-assignable, royalty-free license to use the Kraft General Foods, Kraft, General Foods, and The All American Gourmet Company trademarks, and any other trademarks or names which appear thereon, on existing packaging, stationery or signage for a period of up to twenty-four months after Closing.

      SECTION 7.13 NON-ASSIGNABLE UNDERTAKINGS AND RIGHTS. This Agreement shall not constitute an agreement to assign any claim, contract, license, lease, commitment, sales order or purchase order which would otherwise be assigned hereunder if any attempted assignment of such right or obligation without the consent of the other party thereto would constitute a breach thereof or would in any way affect the rights of Seller or KGF thereunder. If such consent is not obtained, Buyer shall act as the agent for Seller or KGF in order to obtain for Buyer the benefit thereunder. To the extent that consents or waivers are not obtained prior to Closing, Seller, KGF and Buyer shall cooperate with each other to establish arrangements that are reasonable and lawful as to both Seller and KGF on the one hand, and Buyer on the other hand, and which result in the benefits and obligations under such assumed contracts, real property leases and permits being apportioned in a manner that is in accordance with the purpose and intention of this Agreement.

      SECTION 7.14 COLLECTION OF ACCOUNTS RECEIVABLE. For purposes of determining whether a receivable of a particular customer has been collected, payments received from that customer shall be applied on a first-in, first-out basis, except for cash on delivery payments and except as otherwise directed by the customer. Buyer shall assign to Seller all uncollected accounts receivable for which it seeks indemnification, at the time such indemnification is sought.

      SECTION 7.15  TAX ELECTIONS.

            (a) KGF and Seller acknowledge that, with respect to Buyer's purchase of the stock of Birds Eye Mexico, Buyer may make an election under Section 338 of the Code and may make actual or deemed elections under similar state and local provisions.

            (b) Buyer agrees not to permit Birds Eye Mexico to make any distribution, or to undertake any extraordinary transactions that would give rise to Subpart F income to Seller, in Birds Eye Mexico's tax year in which the Closing takes place without express written consent of Seller.

       SECTION 7.16 REPAYMENT OF INTER-COMPANY LOAN. No later than three business days prior to Closing, Seller shall deliver to Buyer a statement setting forth the amount of the inter-company loan from Kraft General Foods de Mexico, S.A. de C.V. Mexico ("KGFM"), including interest to the Closing Date (the "Loan Amount"). The Loan Amount will be the same amount as will be set forth with respect to such indebtedness on the Estimated

  Net Assets Statement. On the Closing Date, immediately after closing, Buyer will cause Birds Eye Mexico to repay to KGFM the Loan Amount.

       SECTION 7.17 NEW YORK GAINS TAX. No later than December 1, 1993, Buyer shall prepare and submit to Seller and KGF for their approval, which approval will not be unreasonably withheld, the appraised fair market value of the Fulton, New York facility. When agreed upon, such amount will become part of the overall allocation prepared in accordance with the provisions of Section
  7.10. Seller agrees to comply as soon as practicable, after the fair market value for Fulton has been agreed to, with the requirements of Article 31-B of the tax law of the State of New York and the regulations applicable thereto, as the same, from time to time be amended (collectively the "Gains Tax Law"). Seller agrees to indemnify Buyer from the New York State Gains Tax incurred as a result of the transactions contemplated by this Agreement. Buyer agrees to cooperate with Seller in complying with the Gains Tax Law in a timely manner.

       SECTION 7.18  ENVIRONMENTAL REMEDIATION.

            (a) In the event that the Phase I Environmental Report discloses a condition or practice which could reasonably result in liability or remediation cost to Buyer in the event the Closing occurs under any applicable environmental law or governmental regulation other than as disclosed in Schedule 4.24, Seller shall have fifteen (15) days to exercise one of the following options: (i) agree to further investigate such condition or practice and to remediate any such condition or practice that is found to exist in a manner reasonably acceptable to Buyer, or (ii) elect to postpone Closing until the completion of a Phase II Environmental Report. If Seller elects to take the actions set forth in (i) above, Buyer may elect to postpone Closing until the completion of a Phase II Environmental Report.

  If the Phase II Environmental Report discloses conditions or practices which could reasonably result in liability or remediation cost under any applicable environmental law or governmental regulations, Seller agrees to remediate such condition or practice in a manner reasonably acceptable to Buyer; provided that if the Phase II Environmental Report is completed before Closing and the Environmental Consultant's good faith estimate of the total cost of all required remediation is greater than $15 million then either Buyer or Seller may elect to terminate this Agreement by delivery of notice to the other party within ten (10) days of the calculation of such good faith estimate.

            (b) Seller agrees to remediate the environmental matters set forth in Schedule 4.24(2)(c) and 4.24(3)(d) in a manner reasonably acceptable to Buyer.

            (c) Buyer agrees to give Seller reasonable access to the applicable real property in order to fulfill its obligations under the Section 7.18.

                                   ARTICLE 8

                                 MISCELLANEOUS

       SECTION 8.01  AMENDMENT AND WAIVER.

            (a) This Agreement may be amended, or any provision of this Agreement may be waived, provided that any such amendment or waiver will be binding upon Seller and KGF only if set forth in a writing executed by Seller and KGF, and any such amendment or waiver will be binding upon Buyer only if set forth in a writing executed by Buyer.

            (b) No course of dealing between or among any persons having any interest in this Agreement will be deemed effective to modify, amend or discharge any part of this Agreement or any rights or obligations of any person under or by reason of this Agreement.

       SECTION 8.02 NOTICES. Except as otherwise expressly set forth in this Agreement, all notices, demands and other communications to be given or delivered under or by reason of the provisions of this Agreement will be in writing and will be deemed to have been given and to have been received when delivered personally, or by documented overnight delivery service, or sent by telecopy, telefax, or other electronic transmission service, provided a confirmation copy is also sent no later than the next business day by first class mail, return receipt requested. Notices, demands and communications to Buyer, Seller or KGF will, unless another address is specified in writing, be sent to the address indicated below:

       NOTICES TO SELLER OR KGF:     WITH A COPY TO:
       Kraft General Foods, Inc.      Kraft General Foods, Inc.
       Three Lakes Drive             Three Lakes Drive
       Northfield, IL  60093         Northfield, IL  60093
       Attn.:  General Counsel       Attn.:  John E. Kelly

       FAX:  (708) 646-4431          FAX:  (708) 646-4431

       NOTICES TO BUYER:             WITH A COPY TO:

       Dean Foods Company            Dean Foods Company
       3600 North River Road         3600 North River Road
       Franklin Park, IL  60131      Franklin Park, IL  60131
       Attn.:  President             Attn.:  General Counsel

       FAX: (708) 671-8744           FAX: (708) 671-8744

       SECTION 8.03 ASSIGNMENT. This Agreement and all of the provisions hereof will be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, except that neither this Agreement nor any of the rights, interests or obligations hereunder may be assigned by either party without prior written consent of the other party;

  provided, however, that notwithstanding the foregoing Buyer may assign its rights and obligations under this Agreement to one or more wholly owned subsidiaries of Buyer which agrees in a writing reasonably acceptable to Seller to be bound by and to perform fully all of Buyer's obligations hereunder and, provided that, in the event of any such assignment of Buyer, Buyer shall remain liable hereunder for the performance of Buyer's obligations hereunder notwithstanding such assignment. Nothing in this Agreement, express or implied, shall confer upon any Person, other than the parties hereto, and their successors and assigns, any rights or remedies under or by reason of this Agreement.

       Section 8.04 SEVERABILITY. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provisions will be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

       Section 8.05 NO STRICT CONSTRUCTION. The language used in this Agreement will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any person.

       Section 8.06 CAPTIONS. The captions used in this Agreement are for convenience of reference only and do not constitute a part of this Agreement and will not be deemed to limit, characterize or in any way affect any provision of this Agreement, and all provisions of this Agreement will be enforced and construed as if no caption had been used in this Agreement.

       Section 8.07 COMPLETE AGREEMENT. This document and the documents referred to herein contain the complete agreement among the parties and supersede any prior understandings, agreements or representations by or among the parties, written or oral, which may have related to the subject matter hereof in any way.

      SECTION 8.08   GOVERNING LAW/JURISDICTION.

           (a) The substantive law (and not the law of conflicts) of the State of Illinois will govern all questions concerning the construction, validity and interpretation of this Agreement and the performance of the obligations imposed by this Agreement.

           (b) The parties hereby irrevocably and unconditionally consent to submit to the exclusive jurisdiction of the courts of the State of Illinois and of the United States of America located in the City of Chicago for any actions, suits, or proceedings arising out of or relating to this Agreement and the transactions contemplated hereby (and agree not to commence any action, suit or proceeding relating thereto except in such courts), and further agree that service of any process, summons, notice or document by U.S. registered mail to the address set forth above shall be effective service of process for any action, suit or proceeding brought by a party against a party in any such court relating to this Agreement or the transaction contemplated hereby. The parties hereby irrevocably and unconditionally waive any objection to the laying of venue of any action, suit or proceeding arising out of this Agreement or the transactions contemplated hereby, in the courts of the State of Illinois or the United States of America located in the City of Chicago, and hereby further irrevocably and unconditionally waive and agree not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.

      SECTION 8.09 COUNTERPARTS. This Agreement may be executed in one or more counterparts (including by means of FAXed signature pages), any one of which need not contain the signatures of more than one party, but all such counterparts taken together will constitute one and the same instrument.

      SECTION 8.10 INVESTMENT ADVISORS. Buyer has not used an financial advisor in connection with the transactions contemplated by this Agreement, and there are no claims for brokerage commissions, finders' fees or similar compensation in connection with the transactions contemplated by this Agreement based on any arrangement or agreement by or on behalf of Buyer, except pursuant to an arrangement with J.P. Morgan Securities, Inc. for which Buyer is solely responsible. Neither Seller, KGF nor Birds Eye Mexico has retained any broker or finder or incurred any liability or obligation for any brokerage commissions or finder's fees or similar compensation in connection with the transactions contemplated by this Agreement based on any arrangement or agreement by or on behalf of Seller, KGF or Birds Eye Mexico except pursuant to an arrangement with Morgan Stanley & Co., for which Seller and KGF is solely responsible. Notwithstanding anything to the contrary in Section 7.02, Buyer will indemnify Seller and KGF for any breach of its representation in this Section, and Seller and KGF will indemnify Buyer for any breach of their representation in this Section.

       SECTION 8.11 DISCLAIMER REGARDING PROJECTIONS. In connection with Buyer's investigation of the Business, Buyer has received from Seller and KGF certain projections, including but not limited to projected statements of income, balance sheets and statements of changes in financial position of the Business for the fiscal year ending December 31, 1988 and subsequent years and certain business plan information for such and succeeding fiscal years. This information includes the information contained in a book entitled "Confidential Offering Memorandum", dated July
  1993. Buyer acknowledges that there are uncertainties inherent in attempting to make such projections and other forecasts and plans, that Buyer is familiar with such uncertainties, that Buyer is taking full responsibility for making its own evaluation of the adequacy and accuracy of all projections and other forecasts and plans so furnished to it, and that Buyer shall have no claim against Seller or KGF with respect thereto. Accordingly, neither Seller nor KGF makes any representation or warranty with respect to such projections and other forecasts and plans.

      SECTION 8.12 HSR ACT COMPLIANCE. Buyer and KGF shall each file or cause to be filed with the Federal Trade Commission and the United States Department of Justice any notifications required to be filed under the HSR Act with respect to the transactions contemplated herein and will each bear the costs and expenses of their respective filings. Buyer will pay the filing fee. Each of Buyer and KGF will use its respective good faith efforts to make such filings promptly, to respond to any requests for additional information made by either of such agencies and to cause the waiting periods under the Act to terminate or expire at the earliest possible date and to resist in good faith, at each of their respective cost and expense (including, without limitation, the institution or defense of legal proceedings), any assertion that the transactions contemplated herein constitute a violation of the antitrust laws, all to the end of expediting consummation of the transactions contemplated herein. Each of the parties has independently concluded that the risk that the transactions contemplated herein constitute a violation of the antitrust laws (whether federal or state) is minimal;
  accordingly, notwithstanding any other provision of this Agreement, no party shall be required to indemnify any other party with respect to any violation of, nor shall any opinion of counsel delivered in connection herewith be deemed to address, any antitrust laws.

       SECTION 8.13 WAIVER OF TRIAL BY JURY. Buyer on the one hand, and Seller and KGF on the other hand, each waive any right to trial by jury with respect to any claim or action arising out of this Agreement, any Schedule hereto or any action or omission of Buyer on the one hand, or Seller or KGF on the other hand, in connection with the transactions contemplated hereby or thereby.

      SECTION 8.14 REPRESENTATION BY COUNSEL, INTERPRETATION. Seller and KGF on the one hand, and Buyer on the other hand, each acknowledges that it has been represented by counsel in connection with this Agreement and the transactions contemplated by this Agreement. Accordingly, any rule of law or any legal decision that would require interpretation of any claimed ambiguities in this Agreement against the party that drafted it has no application and is expressly waived. The provisions of this Agreement shall be interpreted in a reasonable manner to effect the intent of the parties

      SECTION 8.15 ATTACHMENTS AND SCHEDULES. Disclosure of any fact or item in any Attachment or Schedule hereto shall not necessarily mean that such fact or item individually is material to the Business or to its operations or assets.

      SECTION 8.16 CONTINUING PURCHASING RELATIONSHIP. Buyer and Seller shall negotiate in good faith to attempt to reach agreement concerning the terms and conditions, including price, pursuant to which Seller will continue to cooperate with the Business after Closing beyond the period set forth in the Transition Agreement in purchasing vegetables under existing arrangements, including under that certain Processing and Packaging Agreement with Agripac disclosed in Section 4.20.

           IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.




                                KRAFT GENERAL FOODS, INC.

                                By:  /s/ William J. Eichar
                                     ---------------------------
                                Name:  William J. Eichar
                                Title:  Vice President


                                THE ALL AMERICAN GOURMET COMPANY

                                By:  /s/ Lawrence S. Benjamin
                                     ---------------------------
                                Name:  Lawrence S. Benjamin
                                Title:  President


                                DEAN FOODS COMPANY

                                By:  /s/ Timothy J.Bondy
                                     ---------------------------
                                Name:  Timothy J. Bondy
                                Title:  Vice President, Finance

                             AMENDMENT NUMBER 1 TO
                           ASSET PURCHASE AGREEMENT

     This AMENDMENT NUMBER 1 to that certain Asset Purchase Agreement by and among Kraft General Foods, Inc., The All American Gourmet Company, and Dean Foods Company dated as of October 30, 1993 (the "Agreement") is entered into as of this 27 day of December, 1993.

    WHEREAS KGF, Seller and Buyer wish to amend the Agreement as hereinafter set forth to memorialize certain agreements reached between them concerning the purchase and sale of the Business.
 Now, therefore, the parties hereto agree to as follows:

     1. Terms used in this Amendment Number 1 and not herein defined shall have the meanings described to such terms in the Agreement.

     2. Section 1.01(a)(ii) is hereby amended to read as follows:

          (ii) All of the issued and outstanding capital stock of Birds Eye Mexico (the "Birds Eye Mexico Shares");

     3.   Section 1.02(a) is hereby amended to read as follows:

           (a) AGGREGATE CONSIDERATION. At Closing (as defined in-Section 1.04), Buyer will pay to Seller $132,900,000; increased dollar for dollar to the extent the amount set forth on the Estimated Net Assets Statement (as defined in Section 1.02
 (b)) exceeds Net Assets (as defined in Section 1.02(f)) as reflected in the Latest Balance Sheet (as defined in Section 4.04), or decreased dollar for dollar to the extent the amount set forth on the Estimated Net Assets Statement is less than Net Assets reflected in the Latest Balance Sheet (the "Initial Purchase Price"). The Initial Purchase Price will be paid by wire transfer or equivalent means, in immediately available funds in the United States as Seller shall direct to Buyer. The
Initial Purchase Price shall be adjusted as set forth in (c) below. On the Mexican Closing Date (as defined in Section 1.04), Buyer will pay to Seller $7,000,000 (the "Mexican Purchase Price"). The aggregate of the Initial Purchase Price, as so adjusted, plus the Mexican Purchase Price, is referred to as the "Purchase Price".

    4. The first sentence of Section 1.02(d) is hereby amended to read as follows:

          (d) As soon as practicable, but in no event later than sixty (60) days following the Closing Date, Seller shall prepare a balance sheet of the Business as of the close of business on the day prior to the Closing Date (or as of 12:01 a.m. on December 25, 1993 if the Closing occurs on December 27, 1993), and not later than seventy-five (75) days following the Closing Date Seller shall deliver the same to Buyer together with a report thereon of Seller's independent public accountants based on an examination conducted by such accountants in accordance with generally accepted auditing standards (the "Closing Date Balance Sheet").

     5.   Section 1.04 is hereby amended to read as follows:

          SECTION 1.04   THE CLOSING.

               The closing of the purchase and sale of the Purchased Assets, other than the Birds Eye Mexico Shares, the assumption of the Assumed Liabilities and the other transactions contemplated by this Agreement (the "Closing") will take place at the Northfieid, Illinois offices of KGF, at 9:00 a.m. local time on December 27, 1993 or at such other place or on such other date as is mutually agreeable to the parties; and provided, however, that if on the date on which Closing is scheduled any of the conditions to Closing set forth in this Agreement have not been satisfied or waived by the party entitled to the benefit of such condition, the Closing will take place on the third business day after all conditions have been satisfied or waived. The date and time of the Closing are herein referred to as the "Closing Date". If the Closing shall occur on any day in 1993, then the purchase and sale of the Birds Eye Mexico Shares (the "Mexican Closing") shall take place at 1:00 a.m. Chicago time on January 1, 1994, but if the Closing shall occur on any day in 1994, then the Mexican Closing shall take place on the same day as the Closing (the day on which the Mexican Closing occurs is referred to as the "Mexican Closing Date").

     6. Sections 1.05(e), (f) and (g) are hereby amended to read as follows:

           (e) Buyer, Seller, KGF and the Escrow Agent (as defined in the Escrow Agreement) shall enter into a mutually acceptable Escrow Agreement.

           (f)  Buyer shall deliver the Initial Purchase Price to
Seller, by wire transfer or equivalent means, in immediately available funds in the United States as Seller shall have directed to Buyer.

           (g) Buyer, Seller and KGF shall execute and deliver a cross receipt acknowledging receipt from the appropriate other parties of the respective deliveries.

     7. Sections 2.01((h)(v) and (h)(vi) are hereby amended to read as follows:

           (v)  Certificates representing all of the Birds Eye
Mexico Shares duly endorsed for transfer to Buyer, delivered to Buyer, or delivered into escrow, as appropriate;

          (vi) A resignation from each director of Birds Eye
 Mexico (other than Mr. G. Rabago) delivered to Buyer, or delivered into escrow, as appropriate;

     B. Section 3.04 is an addition to the Agreement and reads as follows:

          SECTION 3.04   ADDITIONAL COVENANTS OF SELLER AND KGF.
 During the period between the Closing and the Mexican Closing, if any, Seller and KGF will cause Birds Eye Mexico to be operated in the ordinary course of business for the account of Buyer.

     9. The first paragraph of Section 4.18 is hereby amended to read as follows:

          SECTION 4.18. INTELLECTUAL PROPERTY. Schedule 4.18 contains (i) a complete and accurate list of all patents, trademarks and trademark rights currently used in connection with the Business (whether or not included in the Purchased Assets), identifying those which are included in the Purchased Assets,
 (ii) a complete and accurate list and description of all licenses and other agreements relating to any of the foregoing, and (iii) summary descriptions of agreements between the Business and Unilever with respect to the Birds Eye trademark (complete and accurate copies of which have been delivered to Buyer prior to the execution of this Agreement). Seller or KGF is, in the United States, Canada and Mexico, the sole and exclusive owner of the federally registered trademarks listed on Schedule 4.18, free and clear of any rights of other persons, and has the sole and exclusive right to use the same in the conduct of the Business. There is no written agreement or understanding, written or oral, including, without limitation, that certain letter agreement dated September 14, 1960 from General Foods Corporation, predecessor in interest to KGF, to Unilever Limited ("Unilever"), that in any way grants Unilever or any affiliate of Unilever or any successor in interest to Unilever or to any such affiliate any right to or interest in the Birds Eye trademark in the United States, Canada or Mexico. Except as set forth on Schedule 4.18, with respect to the foregoing items of intellectual property and the service marks, copyrights, formula and trade dress currently used in the Business:

     10.  Section 7.01 is hereby amended to read as follows:

          SECTION 7.01 SURVIVAL. The representations, warranties, covenants and agreements set forth in this Agreement, or in any writing delivered in connection with this Agreement, will survive the Closing Date and the consummation of the transactions contemplated hereby, notwithstanding any examination made for or on behalf of Buyer or Seller; provided, however, that the representations and warranties of Seller and KGF contained in
 Article 4 (other than those in Section 4.21, which shall survive until the expiration of the respective statutes of limitation governing claims with respect thereto, and other than those in the third sentence of Section 4.18 which shall survive indefinitely, and other than those in Section 4.24 which shall survive until December 31, 1996) and the representations and warranties of Buyer contained in Article 5 shall survive only until December 31, 1994. No claim for the recovery of indemnifiable damages based upon the inaccuracy of such representations and warranties may be asserted by a party after such representations and warranties shall be thus extinguished; provided, however, that claims first asserted in writing within the applicable period shall not thereafter be barred.

      11. Section 7.02(a) is hereby amended to read  as  follows:

           (a) Seller and KGF agree to jointly and severally indemnify Buyer and its affiliates and hold them harmless against any loss, liability, claim, damage or expense (including, without limitation, costs of investigation and reasonable legal expenses and costs) which Buyer or any of its affiliates may suffer, sustain or become subject to, as the result of a breach of any representation, warranty, covenant, or agreement by Seller or KGF contained in this Agreement or the other agreements contemplated hereby, or the failure of Seller or KGF to pay, discharge or perform any of the Excluded Liabilities; provided, however, that neither Seller nor KGF will be liable for any such loss, liability, claim, damage, or expense arising out of a breach by Seller or KGF of any representation or warranty contained in
 Article 4 (other than fraudulent acts or omissions and other than claims for breach of the representations and warranties contained in the third sentence of Section 4.18) unless the aggregate amount of all such losses, claims, damages, liabilities, and expenses resulting to Buyer from all such breaches or claims exceeds an amount equal to $2,000,000.00 (the "Allowance"), in which case Seller and KGF will only be liable for such amounts in excess of the amount of the Allowance; and provided further, that in no event shall Seller's or KGF's liabilities arising out of a breach by Seller or KGF (i) of any representations or warranties contained in Article 4 (other than claims for breach of the representations and warranties contained in the third sentence of
 Section 4.18) exceed one-half of the Purchase Price, or (ii) of the representations and'warranties contained in the third sentence of Section 4.18 exceed the Purchase Price.

     12. Section 7.09 is hereby amended to  read  as  follows:

          SECTION 7.09 BULK TRANSFER AND SALES RECEIPTS AND USE TAX LAWS. Buyer hereby waives compliance by Seller and KGF with the provisions of any so-called bulk transfer laws of any jurisdiction in connection with the sale of the Purchased Assets. Notwithstanding anything to the contrary in Section 7.02, Seller and KGF agree to indemnify Buyer against all liability, damage or expense which Buyer may suffer (i) due to the failure to so comply with any so-called bulk transfer laws or to provide notice required by any such law, or (ii) due to the failure of Seller, KGF or Buyer to satisfy the provisions of the New York Tax Laws relating to any sales, receipts or use taxes arising out of the transactions contemplated by this Agreement.

     13.  Section 7.16 is hereby amended to read as follows:

          SECTION 7.16 REPAYMENT OF INTER-COMPANY LOAN. No later than three business days prior to Closing, Seller shall deliver to Buyer a statement setting forth the amount of the inter-company loan from Kraft General Foods de Mexico, S.A. de C.V. ("KGFM"), including interest through January 2, 1994 (the "Loan Amount"). The Loan Amount will be the same amount as (i) the amount that will be set forth with respect to such indebtedness on the Estimated Net Assets Statement, plus (ii) interest from December 25 through January 2, 1994. On the Mexican Closing Date (or the first business day thereafter), Buyer will repay on behalf of Birds Eye Mexico, to KGF, for the account of KGFM, the Loan Amount, plus any additional interest, if any, for any period between January 2, 1994 and the Mexican Closing Date.

     14.  Section 7.18-(b) is hereby amended to read as follows:

          (b) Seller agrees to remediate the environmental matters set forth on Schedule 4.24(2)(c) and 4.24(3)(d) in a manner reasonably acceptable to Buyer. Specifically, with respect to the Number 6 fuel oil tank in Fulton, New York and the underground storage tanks in Waseca, Minnesota which are referred to in such Schedule references, Seller agrees to remove such tanks, remediate any environmental problems caused by the presence of such tanks and to pay to Buyer a cash allowance equal to the cost of replacing such tanks with tanks of comparable volume which meet current regulatory requirements for the contents stored therein, as agreed to by the parties and based on estimates of the costs for such replacements from reliable contractors. Buyer agrees to use all reasonable commercial efforts to insure that the removals, remediations and payments are made no later than August 31, 1994. Furthermore, the parties agree that Seller will promptly pay to Buyer upon presentation of reasonable documentation, one-half of the actual cost incurred by Buyer to third party contractors for the disposal and replacement of the Substation 1 transformer referred to in that certain Phase I Environmental Site Assessment for the Fulton, New York facility dated December, 1993 prepared by Metcalf & Eddy, Inc., which contains a residual presence of PCBs with a transformer of comparable capacity which meets current regulatory requirements.

     15. A new Section 8.17 is added to the Agreement which reads in its entirety as follows:

          SECTION 8.17   AGREEMENT CONCERNING THE UNITED
REFRIGERATED SERVICES, INC.  MASTER AGREEMENT.

          (a) At Closing, Seller agrees to deliver to United Refrigerated Services, Inc. ("United") a letter notifying United that it has sold the Fulton production facility and is exercising its option to purchase the Warehouse and the Parcel as those terms are defined in that certain Master Agreement dated as of November 5, 1987 by and between United and Seller, as successor in interest to General Foods Manufacturing Corporation (the "Master Agreement"), all in accordance with the terms and conditions of the Master Agreement and that certain letter agreement dated as of December 23, 1993 from Seller and Buyer to United.

          (b) Prior to the closing of the purchase and sale of the Warehouse and the Parcel, Seller agrees to assign its right to purchase the Warehouse and the Parcel to Buyer, and Buyer agrees to assume and perform in all respects in a timely manner, Seller's obligation to purchase the Warehouse and the Parcel.

          (c) From and after the Closing, Seller will keep Buyer fully informed about all aspects of the purchase and sale of the

Warehouse and the Parcel and shall use all reasonable commercial efforts to carry out any reasonable instructions and directions of Buyer with respect to such purchase and sale.

          (d) Buyer agrees to indemnify KGF and Seller from and against any and all costs, expenses or liabilities, including, without limitation, the payment of the purchase price for the purchase and sale of the Warehouse and the Parcel and including attorney fees, in the event that Buyer fails for any reason to satisfy any of its obligations to purchase the Warehouse and the Parcel at the closing of such purchase and sale.

     16. The first paragraph of Schedule 4.01 is hereby amended to read as follows:

          Birds Eye Mexico is incorporated under the federal laws of Mexico under Public Instrument No. 44,017, dated July 14, 1967, certified by Mr. Enrique del Valle, Notary Public No. 21 of Mexico City, recorded with the Public Registry of Commerce of Celaya, Gto., as per entry numbers 241 and 242, Vol. XXVIII, prior approval of the Foreign Relations Department granted as per number 12,503, file 315,041.

     17. Except as expressly amended hereby, the Agreement shall continue in full force and effect in accordance with the provisions thereof and effect on the date hereof.

     18. The substantive law (and not the law of conflicts) of the State of Illinois shall govern all questions concerning the construction, validity and interpretation of this Amendment Number 1 and the performance of the obligations imposed hereby.

     19. This Amendment Number 1 may be executed in one or more counterparts (including by means of faxed signature pages) any one of which need not contain the signatures of more than one party, but all such counterparts taken together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto cause this Amendment
Number 1 to be duly executed by the respective authorized officers as of the date and year first above written.

                                    KRAFT GENERAL FOODS, INC.

                                    By:   WILLIAM J. EICHAR
                                        ------------------------
                                    Name:  William J.  Eichar
                                    Title:  Vice President

                                    THE ALL AMERICAN GOURMET
                                    COMPANY


                                    By:   JOHN E. KELLY
                                        ------------------------
                                    Name:  John E. Kelly
                                    Title:  Vice President


                                    DEAN FOODS COMPANY


                                    By:   TIMOTHY J. BONDY
                                        ------------------------
                                    Name:  Timothy J. Bondy
                                    Title:  Vice  President