Form 10-K
period 1994-05-29
DEAN FOODS CO
filed 1994-08-19
CIK 27500

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended May 29, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the transition period from  to

                          COMMISSION FILE NO.: 0-1118

                               DEAN FOODS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                              36-0984820
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

    3600 N. RIVER ROAD, FRANKLIN PARK,                    60131
                 ILLINOIS                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (708) 678-1680

     SECURITIES REGISTERED PURSUANT TO SECTIONS 12(B) AND 12(G) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
     Common Stock, Par Value $1 Per Share                 New York Stock Exchange

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The number of shares of Common Stock, Par Value $1 Per Share, of the Registrant outstanding as of August 5, 1994 was 39,821,839. The aggregate market value of such outstanding shares on August 5, 1994 was $1.19 billion, based upon the closing price for the Common Stock on the New York Stock Exchange on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated herein by reference in the respective Parts hereof indicated:

    1. Registrant's Annual Report to Shareholders for Fiscal Year Ended May 29, 1994 (referred to herein as the "Company's Fiscal 1994 Annual Report"): Part I and Part II

    2. Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on October 4, 1994 (referred to herein as the "Company's 1994 Proxy Statement"): Part III

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  Dean Foods Company and its subsidiaries ("the Company") is engaged in the processing, purchase and distribution of dairy and specialty food products.

  The Company's principal products are Dairy Products (fluid milk, specialty dairy products and ice cream) and Specialty Food Products (canned and frozen vegetables; pickles, relishes and specialty items; powdered products; and sauces, puddings and dips). A significant portion of the Company's products are sold under private labels. The Company also operates a trucking business hauling less-than-truckload freight, concentrating primarily on refrigerated and frozen cartage.

  The predecessor to Dean Foods Company was incorporated in Illinois in 1925. Acquisitions have been an important factor in the Company's strategy. The Company does not have specific acquisition criteria, but generally focuses on food companies having a well-established reputation for quality products and service.

  The Company has made 14 acquisitions in the last five years. During fiscal 1994, the Company acquired Longlife Dairy Products of Jacksonville, Florida, an ultra-high temperature (UHT) processor of specialty dairy products, the Birds Eye frozen vegetable business and the Bennett's premium sauce line. During fiscal year 1993, the Company acquired W. B. Roddenbery Co., Inc. of Cairo, Georgia, a processor of pickles, peanut butter, boiled peanuts and syrups and acquired an East Coast replacement sour cream product line. In fiscal year 1992, the Company acquired Meadow Brook Dairy Company, a dairy processor with plants in Pennsylvania and New York; and Frio Foods, Inc., a Texas frozen vegetable processor. In fiscal year 1991, the Company acquired a fluid milk and ice cream business located in Utah and Nevada operating as Cream o'Weber; Ready Food Products, Inc., a UHT processor of specialty dairy products; and Pilgrim Farms, Inc., an Indiana pickle processor. The Company, in fiscal year 1990, acquired Chas. F. Cates & Sons, Inc., a North Carolina pickle processor; Bellingham Frozen Foods, Inc., a Washington frozen vegetable processor; Mayfield Dairy Farms, Inc., a fluid milk and ice cream processor located in Tennessee; and the business and assets of Western Food Products, Inc., a pickle processor in LaJunta, Colorado. The results of operations of these acquisitions, from their respective dates of acquisition, have been included in the Company's results of operations.

  With two exceptions, these companies, businesses and assets were acquired for cash, installment notes or a combination thereof. The Company in 1993 exchanged 535,000 shares of its common stock for all the outstanding shares of W. B. Roddenbery Co., Inc. In 1990, the Company exchanged 865,000 shares of its common stock for all the outstanding shares of Chas. F. Cates & Sons, Inc.

  Information regarding the Company's Dairy Products and Specialty Food Products business segments for the last three fiscal years is set forth in the Company's Fiscal 1994 Annual Report (Exhibit 13a hereto) at page 29 in the note to consolidated financial statements captioned "Business Segment Information". Such information, excluding the first sentence of such note, is hereby incorporated herein by reference.

DAIRY PRODUCTS BUSINESS SEGMENT

Fluid Milk and Specialty Dairy Products

  The Company processes raw milk and other raw materials into fluid milk and specialty dairy products. Included in the fluid products category is homogenized, low-fat and skim milk plus buttermilk, chocolate milk and juice products. Specialty dairy products include cottage cheese, yogurt, portion control cream cheese and sour cream, all cultured fresh dairy products, and an assortment of UHT processed and aseptic packaged products. The specialty dairy UHT products include whipping creams, half and half, aerosol toppings, coffee creamers, flavored milks and lactose-reduced milks.

  Fluid milk and fresh cultured specialty products are sold to grocery store chains, convenience stores, smaller retail grocery outlets, warehouse club stores, grocery warehouses and institutional customers in the Midwest and mid-Southern states, in parts of the Southwestern, Southeastern and Rocky Mountain states, parts of Pennsylvania and New York, and the Caribbean and Mexico.

  In addition to the strong Dean brand in the Midwest and mid-South, fluid milk and fresh cultured specialty dairy products are sold in various areas under well-established labels such as Bell, Bowman, Creamland, Cream o'Weber, Fairmont, Fieldcrest, Gandy's, T. G. Lee, Mayfield, McArthur, Meadow Brook, Price's, Reiter, St. Thomas Dairies and Verifine. A substantial portion of the Company's fluid milk and specialty dairy products volume is sold under private labels.

  Specialty UHT processed products produced and marketed by Ryan Milk Company, Ready Food Products, Inc. and Longlife Dairy Products are distributed nationwide under various branded and private labels.

  The fluid milk and specialty dairy products business is extremely competitive and productivity is therefore very important. The Company continues to reinvest a substantial portion of its total capital budget in its dairy plants and distribution systems to maintain and improve efficiencies. Capital expenditure projects for 1994 included cooler expansions at its Evart, Michigan, Chemung, Illinois and Louisville, Kentucky dairy plants, corrugated caser and palletizer at its El Paso, Texas dairy plant, blowmold packaging equipment at its Rochester, Indiana dairy plant and construction of a dairy distribution and cooler facility in Greenville, North Carolina. Major capital projects during fiscal 1993 included completion of a cooler expansion at its Orlando, Florida dairy operations, additional processing capacity at its Sharpsville, Pennsylvania dairy plant, and additional processing equipment at the Company's Philadelphia, Pennsylvania UHT operation and at its Albuquerque, New Mexico dairy plant.

  Capital expenditure projects for fiscal 1992 included the expansion of cold room capacity at the Company's Lubbock, Texas dairy operation; blowmold packaging equipment at the Company's Huntley, Illinois location; expansion of the cooler at its Orlando, Florida dairy operation; construction of a dairy distribution and cooler facility at Atlanta, Georgia; and addition of processing capacity at Murray, Kentucky and Philadelphia, Pennsylvania UHT operations. Major capital projects in fiscal 1991 included the additional processing and distribution equipment at the Company's Salt Lake City, Utah and Akron, Ohio dairy operation and office expansion at the Orlando, Florida dairy plant. Capital expenditures in fiscal 1990 included the addition of blowmold packaging equipment at several dairy operations and completion of a UHT plant renovation at Murray, Kentucky.

  Sales of fluid milk to unaffiliated customers for the fiscal years 1994, 1993 and 1992 were $1,077 million, $1,070 million and $1,044 million, respectively. Sales of specialty dairy products to unaffiliated customers for fiscal 1994, 1993 and 1992 were $184 million, $168 million and $184 million, respectively.

Ice Cream

  The Company produces packaged and bulk ice cream products which are sold through supermarkets, convenience stores, smaller retail grocery outlets, restaurants and other foodservice users. The product line includes ice cream (regular, light, reduced fat, lowfat and non-fat), fruit sherbets, frozen yogurts, and novelties made with ice cream, sherbet and ices. These products are sold under a variety of regional brands and numerous private labels in the Midwest, Southwest, Florida, Georgia, South Carolina, Ohio, Tennessee, Wisconsin, the Caribbean and parts of the Rocky Mountain states under numerous well-established brands. Such brands include Dean, Country Charm, Gandy's, Creamland, Cream o'Weber, Bell, Price's, Fitzgerald, Mayfield, Fieldcrest, McArthur/T. G. Lee, Reiter, Verifine, Carnival and Calypso. Sales of ice cream products are substantially greater during the summer months than during the rest of the year.

  Additionally, the Company produces and supplies Baskin-Robbins ice cream products in the midwest and southwest United States.

  Major projects in 1994 included a stick novelty line, freezer expansion and new distribution facilities in Athens, Tennessee and new processing equipment in Akron, Ohio. Capital expenditure projects in fiscal 1992 included expansion of ice cream production capacity at the Company's Akron, Ohio operation. In fiscal 1991, additional processing equipment was installed at its Albuquerque, New Mexico ice cream plant.

  Sales to unaffiliated customers for the fiscal years 1994, 1993 and 1992 were $208 million, $199 million, and $202 million, respectively.

SPECIALTY FOOD PRODUCTS BUSINESS SEGMENT

Canned and Frozen Vegetables

  The Company processes and markets canned and frozen vegetables consisting of corn, peas, green beans, carrots, beets, spinach, peas and carrots, green lima beans and various mixed vegetable blends. Additional products in the frozen vegetable line include asparagus, broccoli, Brussels sprouts, cauliflower, fordhook lima beans, celery and vegetable blends with pasta and with rice. The processing and canning of fresh vegetables is seasonal in nature, with most of the canning activity in the Midwest occurring during and shortly after harvesting periods. The Company believes the geographic diversity of its plants and growing areas provides the ability to balance production. The packaging of processed frozen vegetables occurs year-round. As a result of the seasonal nature of the vegetable business, inventory levels vary significantly during the year.

  Frozen vegetables account for approximately 60% of the total vegetable sales. Products are marketed under several brand names including Birds Eye, Veg-All, Freshlike, Larsen, Rancho Fiesta, and Shaw, as well as under customer brand names or in-house brands. The Company's Birds Eye vegetable brand is marketed in all markets throughout the United States. The Company's canned mixed vegetable, Veg-All, is marketed in all major and secondary markets throughout the United States, while Veg-All frozen and canned single vegetable items are marketed in the Southeast and the South. The Freshlike canned and frozen vegetable line is marketed primarily in the Midwest, Pennsylvania, West Virginia and Texas. Other vegetable products are marketed under private labels or in-house brands throughout the United States and exported to the Far East, Mid-East, Europe, Mexico, Canada and the Caribbean. Retail or consumer sizes are distributed for ultimate sales to consumers through chain and independent retail stores and include Company brands and buyers' brands of all products. Institutional customers, including hotels, restaurants, in-plant feeding programs, and schools are serviced through foodservice distributors with products packaged in larger containers.

  Major capital projects in 1994 included the installation of a carrot processing line at Uvalde, Texas and an expansion of the office facilities in Green Bay, Wisconsin. Fiscal 1993 and 1992 capital expenditures included the construction of a waste water treatment facility at the Company's Bellingham, Washington location. Major capital expenditures in fiscal 1991 included expansion of the frozen vegetable processing capacity at the Company's Hartford, Michigan plant. Capital expenditures in fiscal 1990 included expansion of the Company's Darien, Wisconsin frozen vegetable processing facility and installation of freezer equipment at its Oxnard, California vegetable processing plant.

  Sales to unaffiliated customers for fiscal years 1994, 1993 and 1992 were $415 million, $347 million and $364 million, respectively.

Pickles, Relishes and Specialty Items

  The Company is one of the largest pickle processors and marketers in the United States with sales nationwide. Pickles, relishes, pickled peppers and other assorted specialty items are sold under several brand names, including Roddenbery, Peter Piper, Heifetz, Pesta, Atkins, Whitfield, Aunt Jane's, Ma Brown, Tree, Rainbo, Cates and Dailey. Products are also sold for private label distribution to retail grocery store chains, wholesalers and the foodservice industry and in bulk to other food processors. Late in fiscal 1993 the Company acquired W. B. Roddenbery Co., Inc., located in Cairo, Georgia, a processor of pickles, peanut butter, boiled peanuts and syrups. During fiscal 1992 the Company's Green Bay Food Company became the exclusive U.S. marketer of green olives for a leading Spanish olive packer.

  Fiscal 1994 capital expenditures included the construction of a new processing room at the Company's LaJunta, Colorado plant. Major capital expenditures in fiscal 1993 included installation of processing equipment at the Company's Plymouth, Indiana plant and construction of administrative office facilities at its Atkins, Arkansas location. In fiscal 1992, additional warehouse capacity was added at its Atkins, Arkansas location. Capital expenditures in fiscal 1991 included tank yard additions and packaging equipment at the Faison, North Carolina pickle processing plant.

  The processing of pickle products is seasonal, dependent to a large extent upon the growing season of cucumbers in the summer months. Inventories are therefore higher in the fall and winter months than in the spring and early summer.

  The Company markets a number of specialty sauces, including shrimp, seafood, tartar, horseradish, chili and sweet and sour sauces, in the Eastern, Midwestern and Southern United States to retail grocers.

  Sales to unaffiliated customers for the fiscal years 1994, 1993 and 1992 were $353 million, $304 million, and $282 million, respectively.

Powdered Products

  Non-dairy coffee creamers are the Company's principal powdered products. Powdered premium and low-fat products are sold primarily under private labels to vending operators, office beverage service companies and institutional foodservice distributors with national distribution which supply restaurants, schools, health care institutions, hotels and vending and fast-food operations. Non-dairy creamers are also sold for private label distribution to all classes of the retail trade and sold in bulk to a number of other food companies for use as an ingredient in their food products. Powdered products are also sold to international customers in Australia, Canada, the Far East, Mexico, South America, Europe and the Middle East. The Company's non-dairy coffee creamers are an economical and convenient substitute for milk and cream. They require no refrigeration and have long shelf lives.

  The Company provides stabilizers for low-fat shake and frozen yogurt mixes supplied to McDonald's restaurants throughout the United States and, through an affiliate, the Company supplies the United Kingdom, Continental Europe and other foreign markets with stabilizers and other dry ingredients.

  The Company's powdered products are sold in a broad variety of product formulations and package sizes. No major capital expenditures were required during the past five years.

  Sales to unaffiliated customers for the fiscal years 1994, 1993 and 1992 were $100 million, $88 million, and $82 million, respectively.

Sauces, Puddings and Dips

  The Company's aseptic products primarily include ready-to-serve natural cheese sauces, puddings and other specialty sauces which are sterilized under a process which allows storage for prolonged periods without refrigeration. Aseptic products are sold nationwide, primarily under private labels to distributors which supply restaurants, schools, hotels and other segments of the foodservice industry. Major capital expenditures in 1994 include the beginning of a multi-phase project to significantly upgrade the Dixon, Illinois facility with the completion of a new batch make-up room.

  The Company manufactures vegetable-fat-based party dips, low-fat sour cream and sour cream replacements at its Rockford, Illinois facility. These products are sold nationally, but primarily east of the Rockies, under the Dean's, King and private label brands in supermarkets and other retail outlets through distributor or direct warehouse delivery.

  Sales to unaffiliated customers for the fiscal years 1994, 1993 and 1992 were $69 million, $67 million and $61 million, respectively.

Corporate and Other

  DFC Transportation Company, a trucking subsidiary of the Company, operates nationwide with a fleet of approximately 74 tractors and 167 trailers, providing less-than-truckload refrigerated and frozen cartage service. The majority of its revenues are derived from refrigerated freight. Its customers include food and industrial companies. A significant portion of its revenues are derived from the brokerage of various types of freight. During the fourth quarter of 1992, the Company decided to terminate operation of the refrigerated truckload transportation portion of its trucking business and an appropriate charge to earnings was provided for the costs associated with such termination.

  Revenues for the trucking division from unaffiliated customers in fiscal years 1994, 1993 and 1992 were $20 million, $21 million and $45 million, respectively. Revenues relating to hauling products for other divisions and subsidiaries of the Company have been eliminated.

  Also included in Corporate and Other are sales of canned meats processed under bid contracts with the federal government. Such sales vary greatly from year to year because of the nature of the federal government's procurement practices. Margins are small since these contracts are taken primarily to absorb overhead of the Company's canning operation during seasonally idle periods of production. Sales in fiscal years 1994, 1993 and 1992 were $5 million, $10 million and $24 million, respectively.

RAW MATERIALS AND SUPPLIES

  The Company's business is dependent upon obtaining adequate supplies of raw and processed agricultural products. Historically, the Company has been able to obtain adequate supplies of agricultural products.

  Raw milk and other agricultural products are generally purchased directly from farmers and farm cooperatives. The Company does not have long-term purchase contracts for agricultural products. The price of raw milk is extensively regulated. In fiscal 1994, raw milk costs exceeded last year's levels during the first quarter, fell in the second quarter and then increased significantly during the last half of the year, remaining higher than fiscal 1993 levels. Raw milk costs rose slightly during the first part of fiscal 1993, declining somewhat during the latter part of the year as costs were moderately higher than fiscal 1992 cost levels. The cost of raw milk rose steadily during the first nine months of fiscal 1992 declining slightly in the fourth quarter, but still remained higher than the 1991 cost levels.

  The Company produces most of its plastic gallon and half-gallon container requirements for its fluid milk business. Can requirements for canned vegetables are primarily furnished by three can manufacturers, and glass containers for pickles and related products are purchased from two main suppliers, as required, at competitive prices.

  Certain commodities, such as corn syrups, vegetable oils, sugar and casein, and various packaging supplies are purchased from numerous sources on a normal purchase order basis, with vegetables and cucumbers purchased under seasonal grower contracts. The Company is not dependent upon any single supplier and is confident that any lost supplier requirements could be replaced in the ordinary course of business.

  In its vegetable and pickle operations, the Company supplies seed to and advises growers regarding planting techniques, monitors and arranges for the control of insects, directs the harvest, and, for some crops, provides automated harvesting service. Vegetable supplies are largely dependent on regional weather and growing conditions. Weather-related crop shortages and harvest delays in the midwest growing region resulted in higher fiscal 1994 profit margins in the Company's vegetable businesses. Excessive industry-wide inventories of certain vegetables during fiscal years 1993 and 1992 resulted in decreased profit margins. Short supplies of certain vegetables during fiscal 1989 and 1990, the result of the 1988 Midwest drought, required purchases of frozen vegetables from other domestic and foreign sources to minimize loss of vegetable sales volume. The prices for raw cucumbers have been relatively stable over the last three years.

DISTRIBUTION

  Dairy Products are principally delivered to grocery chain stores or warehouses directly from the Company's processing plants by the Company, in trucks which it owns or leases, and by independent distributors. In certain states, products are also delivered to the Company's distribution branches from which distribution is then made to customers. The Company has continued its efforts to streamline its distribution system for Dairy Products. Major economies have been effected in recent years through consolidation of distribution branches and routes, with emphasis on direct truck delivery to retail stores and warehouses of grocery chains. The Company's Specialty Food Products are delivered to warehouses and food distributors by the Company's fleet of trucks and outside freight carriers. Inventories of canned and frozen vegetables are maintained by the Company in warehouses throughout the country in order to maintain a ready supply for rapid delivery to local retailers.

COMPETITION

  The Company's business is highly price competitive with relatively low operating margins. Quality and customer service are important factors in securing and maintaining business. The Company's Dairy Products business operates in a number of different geographical markets, competing in some against national companies and in others against regional or local companies. In certain markets, some supermarket chain stores have their own dairy products processing plants. Generally, in each major market and product class there are a number of competitors, some of which have greater sales and assets than the Company. The Company's Specialty Food Products are marketed nationwide and internationally. The degree of penetration and competitive conditions in each market varies, but the Company does not consider that it has any material competitive advantage in any of its major markets or product classes.

EMPLOYEES

  The Company has approximately 12,100 full-time employees, of whom approximately 4,200 are represented by the International Brotherhood of Teamsters and other unions under thirty-nine collective bargaining agreements. Twelve of these agreements expire during fiscal 1995. These include agreements with employees at Sheboygan, Wisconsin; El Paso, Texas; Sharpsville, Pennsylvania; Huntley, Chemung, Franklin Park, Belvidere and Rockford, Illinois dairy products plants and Pecatonica, Illinois; Green Bay, Wisconsin; Eaton Rapids, Michigan and Watsonville, California specialty food products plants. Generally, the Company considers its employee relations to be good.

  The Company has approximately 8,400 seasonal positions at its vegetable operations and its pickle processing plants, principally during the summer months. The Company has been successful in meeting its seasonal employment needs, as many such employees return annually to fill these positions.

ENVIRONMENT

  The Company's compliance with Federal, State and local regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive position. The Company continues to give considerable attention to the impact or potential impact of its operations on the environment.

ITEM 2. PROPERTIES.

  The Company owns fifty-four of its processing plants (six of which are subject to mortgage) and leases the other four under leases expiring from fiscal 1995 through fiscal 2011. The Company has various distribution branches and storage warehouses located throughout the country, some of which are owned and some leased. The Company considers its properties suitable and adequate for the conduct of its business. A number of the vegetable canning production facilities are operated only during the vegetable intake season. All other production facilities are principally operated at or near capacity levels, but generally on the basis of fewer than three shifts per day.

  Further information relating to the Company's leases is contained in the note to consolidated financial statements captioned "Leases" appearing in the Company's Fiscal 1994 Annual Report (Exhibit 13a hereto) on page 28. Such information is hereby incorporated herein by reference.

  The locations of the Company's processing facilities, by product category within business segments, are set forth below:

                                 DAIRY PRODUCTS

Fluid Milk and Specialty Dairy
  Jacksonville, Florida                   Barberton, Ohio
  Miami, Florida                          Springfield, Ohio
  Orange City, Florida                    Belleville, Pennsylvania
  Orlando, Florida                        Erie, Pennsylvania
  Chemung, Illinois                       Philadelphia, Pennsylvania
  Huntley, Illinois                       Sharpsville, Pennsylvania
  Rockford, Illinois                      Athens, Tennessee
  Rochester, Indiana                      El Paso, Texas
  Louisville, Kentucky                    Lubbock, Texas
  Murray, Kentucky                        San Angelo, Texas
  Evart, Michigan                         Salt Lake City, Utah
  Albuquerque, New Mexico                 St. Thomas, Virgin Islands
  Cuba, New York                          Sheboygan, Wisconsin

Ice Cream
  Ft. Lauderdale, Florida                 Athens, Tennessee
  Belvidere, Illinois                     Lubbock, Texas
  Albuquerque, New Mexico                 St. Thomas, Virgin Islands
  Barberton, Ohio

                            SPECIALTY FOOD PRODUCTS

Canned and Frozen Vegetables
  Oxnard, California                      Brillion, Wisconsin
  Watsonville, California                 Cambria, Wisconsin
  Hartford, Michigan                      Cedar Grove, Wisconsin
  Arlington, Minnesota                    Darien, Wisconsin
  Waseca, Minnesota                       Fairwater, Wisconsin
  Fulton, New York                        Fort Atkinson, Wisconsin
  Uvalde, Texas                           Green Bay, Wisconsin
  Bellingham, Washington                  Hortonville, Wisconsin
  Bloomer, Wisconsin                      Celaya, Mexico

Pickles, Relishes and Specialty Items
  Atkins, Arkansas                        Plymouth, Indiana
  LaJunta, Colorado                       Croswell, Michigan
  Sanford, Florida                        Faison, North Carolina
  Cairo, Georgia                          Green Bay, Wisconsin

Powdered Products
  Pecatonica, Illinois                    Wayland, Michigan
  Rockford, Illinois

Sauces, Puddings and Dips
 Dixon, Illinois                          Rockford, Illinois

  Distribution branches for Dairy Products are located in New Mexico, Texas, Florida, Ohio, Tennessee, New York, Georgia, Pennsylvania, South Carolina, Virginia, Illinois and Wisconsin.

  Specialty Food Products distribution warehouses are maintained in Wisconsin and Michigan with public warehouses utilized throughout the United States for further distribution of vegetable products. The Company maintains powdered product distribution branches in Illinois, Texas and Utah. One Company-owned transportation terminal and maintenance facility is located in Illinois.

ITEM 3. LEGAL PROCEEDINGS.

  Information on legal proceedings is contained in the Company's Fiscal 1994 Annual Report (Exhibit 13a hereto) on page 29 in the note to consolidated financial statements captioned "Commitments and Contingent Liabilities". Such information is hereby incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 29, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding the Company's executive officers is set forth in Item 10 of Part III of this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol DF. The range of Common Stock sales prices for each of the quarters during the past two fiscal years (as reported by the New York Stock Exchange) and the frequency and amount of Common Stock dividends declared the past two fiscal years are set forth under the caption "Quarterly Financial Data" at page 30 of the Company's Fiscal 1994 Annual Report (Exhibit 13a hereto) in the rows captioned "Stock Price Range" and "Dividend Rate". Such rows and the column and row captions related thereto are hereby incorporated herein by reference.

  The approximate number of holders of record of the Company's Common Stock on August 5, 1994, was 8,988.

  Restrictions on the Company's ability to pay dividends on its Common Stock are described in the first paragraph of the "Borrowing Arrangements" note to the consolidated financial statements at page 25 of the Company's Fiscal 1994 Annual Report (Exhibit 13a hereto), which paragraph is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for each of the Company's last five fiscal years is set forth at page 31 of the Company's Fiscal 1994 Annual Report (Exhibit 13a hereto) under the caption "Summary of Operations". Such selected financial data is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  A discussion of the Company's financial condition, cash flows and results of operations, including information with respect to liquidity and capital resources, is set forth at pages 16 through 20 of the Company's Fiscal 1994 Annual Report (Exhibit 13a hereto) under the caption "Financial Review", which discussion is hereby incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's consolidated balance sheets as of May 29, 1994 and May 30, 1993, and related consolidated statements of income, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended May 29, 1994, and the notes thereto, together with the report thereon of independent accountants, are set forth on pages 21 through 30 of the Company's Fiscal 1994 Annual Report (Exhibit 13a hereto).

  Such financial statements and the report thereon of independent accountants are hereby incorporated herein by reference.

  Financial data for each quarter within the two most recent fiscal years is set forth under the caption "Quarterly Financial Data" at page 30 of the Company's Fiscal 1994 Annual Report (Exhibit 13a hereto) in the rows captioned "Net Sales", "Gross Profit", "Net Income" and "Per Common Share Data: Net Income". Such rows and row captions related thereto are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding the Company's directors (including nominees for election at the Company's Annual Meeting of Stockholders to be held October 4,
1994) is set forth at pages 1 through 6 of the Company's 1994 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS". Such information is hereby incorporated herein by reference.

  Information supplied by the Company's executive officers who are not also directors of the Company concerning their ages, business experiences, and periods of service as executive officers is as follows:

                                                                     SERVED IN
                                           POSITION WITH           SUCH POSITION
                                            THE COMPANY        AGE     SINCE
                                           -------------       --- -------------
Eric A. Blanchard.................... Vice President,          38      1993
                                      Secretary and
                                      General Counsel
Timothy J. Bondy..................... Vice President           44      1989
                                      Finance
Gary A. Corbett...................... Vice President           46      1993
                                      Governmental and
                                      Dairy Industry Relations
Gary D. Flickinger................... Vice President           52      1993
                                      Production
Daniel E. Green...................... Group Vice President     49      1992
                                      Specialty Dairy Division
James R. Greisinger.................. Group Vice President     53      1992
                                      and President of Dean
                                      Pickle and Specialty
                                      Products Company
Dale I. Hecox........................ Treasurer                 62     1985
George A. Muck....................... Vice President           56      1970
                                      Research & Development
Douglas A. Parr...................... Vice President           52      1993
                                      Sales & Marketing--
                                      Milk and Ice Cream
Dennis J. Purcell.................... Vice President           51      1993
                                      Sales--National Accounts
Roger A. Ragland..................... Vice President           60      1993
                                      Sales and Marketing
                                      Food Products
Jeffrey P. Shaw...................... Group Vice President     37      1992
                                      and President of Dean
                                      Foods Vegetable Company
Terrence J. Smith.................... Vice President           62      1974
                                      Industrial Relations

  Each of the executive officers, including executive officers who are also directors, was elected to serve as an executive officer until the next annual meeting of directors, scheduled for October 4, 1994.

  Messrs. Blanchard, Green, Greisinger, Purcell, Ragland and Shaw have been employees of the Company for more than five years. Prior to assuming their current positions, Mr. Blanchard was the Company's secretary and general counsel; Mr. Green was the Company's Vice President, Corporate planning and development and previously held positions of a marketing executive, divisional general manager and the Company's Director of Research; Mr. Greisinger was a Company Vice President and President of Green Bay Food Company; Mr. Purcell was Senior Vice President of Sales and Marketing of Green Bay Food Company; and Mr. Ragland was a divisional sales vice president. Mr. Corbett has been employed by the Company since 1990. Prior to assuming his present duties, Mr. Corbett was in the Company's sales administration management. Mr. Corbett prior to his Company employment was an executive at Swiss Valley Farms Co., an Iowa cooperative dairy processor. Mr. Parr has been employed by the Company since 1992. Prior to assuming his present duties he was a Company regional sales manager. Mr. Parr, prior to his employment by the Company, was the Vice President--Western Zone Dairy Group of Borden, Inc., a diversified food and dairy company. Prior to assuming his present duties, Mr. Shaw was President of the Company's Richard A. Shaw, Inc. subsidiary, which was subsequently merged into Dean Foods Vegetable Company.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding the cash compensation of the Company's executive officers, compensation pursuant to plans and compensation of the Company's directors (including nominees for election at the Company's Annual Meeting of stockholders to be held October 4, 1994) is set forth in the Company's 1994 Proxy Statement at pages 5 through 6 under the caption "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS" and at pages 6 through 15 under the caption "EXECUTIVE COMPENSATION." Such information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is set forth in the Company's 1994 Proxy Statement at pages 16 and 17 under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain transactions is set forth in the Company's 1994 Proxy Statement at page 15 under the caption "CERTAIN TRANSACTIONS." Such information is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this Report. The page number, if any, listed opposite a document indicates the page number in the sequential numbering system in the manually signed original of this Report where such document can be found.

                                                                          PAGE
                                                                           NO.
                                                                          -----
   (1)  Financial Statements
        The consolidated balance sheets at May 29, 1994 and May 30,
        1993, the related consolidated statements of income, of share-
        holders' equity and of cash flows for each of the three fiscal years in the period ended May 29, 1994, and the notes thereto, together with the report thereon of Price Waterhouse dated June
        29, 1994, as incorporated by reference in Part II, Item 8 of this Report.
   (2)  Financial Statement Schedules
        Report of independent accountants on financial statement sched-    16
        ules
        Schedule V--Property, plant and equipment                          17
        Schedule VI--Accumulated depreciation of property, plant and       18
        equipment
        Schedule VIII--Valuation and qualifying accounts                   19
        Schedule X--Supplemental income statement information              20
        All other schedules have been omitted because they are not ap-
        plicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.
        Separate financial statements of the Registrant have been omit-
        ted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial state-
        ments, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed
        5% of total consolidated assets at May 29,1994, except for in-
        debtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.
   (3)  Exhibits
        See Exhibit Index..............................................   21-22

  (b) Reports on Form 8-K.

    Registrant filed a Current Report on Form 8-K, dated June 20, 1994, in respect of Registrant's press release dated June 10, 1994, announcing that the Board of Directors of Curtice-Burns Foods, Inc., Rochester, New York (Curtice-Burns), voted to pursue a proposal whereby the Registrant would acquire all of the outstanding stock of Curtice-Burns for $20 per share, subject to the resolution of a number of specified contingencies, (Item 5).

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Dean Foods Company

                                                      Thomas L. Rose
                                          By: _________________________________
                                                      Thomas L. Rose
                                              (President and Chief Operating
                                                         Officer)

Date: August 19, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


           Howard M. Dean            Chairman of the Board and      August 19, 1994
____________________________________   Director
           Howard M. Dean

          Lewis M. Collens           Director                       August 19, 1994
____________________________________
          Lewis M. Collens

           Paula H. Crown            Director                       August 19, 1994
____________________________________
           Paula H. Crown

         William D. Fischer          Director                       August 19, 1994
____________________________________
         William D. Fischer

        John P. Frazee, Jr.          Director                       August 19, 1994
____________________________________
        John P. Frazee, Jr.

            Bert A. Getz             Director                       August 19, 1994
____________________________________
            Bert A. Getz

         Andrew J. McKenna           Director                       August 19, 1994
____________________________________
         Andrew J. McKenna

        Thomas A. Ravencroft         Senior Vice President and      August 19, 1994
____________________________________   Director
        Thomas A. Ravencroft

           Thomas L. Rose            President and Director         August 19, 1994
____________________________________
           Thomas L. Rose

         Delbert C. Staley           Director                       August 19, 1994
____________________________________
         Delbert C. Staley

         Alexander J. Vogl           Director                       August 19, 1994
____________________________________
         Alexander J. Vogl

          Timothy J. Bondy           Vice President, Finance--      August 19, 1994
____________________________________   Principal Financial
          Timothy J. Bondy             Officer

           Dale I. Hecox             Treasurer--Principal           August 19, 1994
____________________________________   Accounting Officer
           Dale I. Hecox

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
 Dean Foods Company

  Our audits of the consolidated financial statements referred to in our report dated June 29, 1994 appearing on page 30 of the Dean Foods Company Annual Report to Shareholders for Fiscal Year Ended May 29, 1994 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          Price Waterhouse LLP

Chicago, Illinois
June 29, 1994

                      DEAN FOODS COMPANY AND SUBSIDIARIES

                               ----------------

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                           BALANCE
                             AT     ASSETS OF                                  BALANCE
                          BEGINNING ACQUIRED  ADDITIONS  RETIREMENTS           AT END
CLASSIFICATION            OF PERIOD COMPANIES  AT COST    OR SALES    OTHER   OF PERIOD
- - --------------            --------- --------- ---------  ----------- -------  ---------
                                                (IN THOUSANDS)
FISCAL YEAR ENDED MAY 29, 1994
Land....................  $ 27,917   $ 1,129  $  3,280    $( 2,540)  $  (107) $ 29,679
Buildings and
 improvements...........   199,520    15,744    24,552      (4,547)      (78)  235,191
Machinery and equipment.   448,973    41,312    46,960     (19,398)   21,345   539,192
Transportation equipment
 .......................    57,644       782     3,507      (7,530)       49    54,452
Construction in
 Progress...............    36,844     8,375     2,678         --        --     47,897
                          --------   -------  --------    --------   -------  --------
                          $770,898   $67,342  $ 80,977    $(34,015)  $21,209  $906,411
                          ========   =======  ========    ========   =======  ========
FISCAL YEAR ENDED MAY 30, 1993
Land....................  $ 26,386   $   551  $    983    $    (3)       --   $ 27,917
Buildings and
 improvements...........   175,030       807    23,968       (285)       --    199,520
Machinery and equipment.   407,060     4,059    53,107     (15,253)      --    448,973
Transportation equipment
 .......................    54,890       --      7,532      (4,778)      --     57,644
Construction in
 Progress...............    47,631       --    (10,787)        --        --     36,844
                          --------   -------  --------    --------   -------  --------
                          $710,997   $ 5,417  $ 74,803    $(20,319)      --   $770,898
                          ========   =======  ========    ========   =======  ========
FISCAL YEAR ENDED MAY 31, 1992
Land....................  $ 25,376   $ 1,020  $    385    $   (395)      --   $ 26,386
Buildings and
 improvements...........   160,071     5,781    12,091      (2,913)      --    175,030
Machinery and equipment.   370,125     6,851    42,668     (12,584)      --    407,060
Transportation equipment
 .......................    53,008     1,394     5,706      (5,218)      --     54,890
Construction in
 Progress...............    30,614       --     17,017         --        --     47,631
                          --------   -------  --------    --------   -------  --------
                          $639,194   $15,046  $ 77,867    $(21,110)      --   $710,997
                          ========   =======  ========    ========   =======  ========

              DEPRECIATION AND AMORTIZATION (STRAIGHT-LINE METHOD)

        Buildings and Improvements.............................   2 1/2% to 20%
        Machinery and Equipment................................   5% to 33 1/3%
        Transportation Equipment...............................  10% to 33 1/3%

                      DEAN FOODS COMPANY AND SUBSIDIARIES

                               ----------------

     SCHEDULE VI--ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

                                          AMOUNT
                             BALANCE AT CHARGED TO                    BALANCE
                             BEGINNING  COSTS AND  RETIREMENTS        AT END
CLASSIFICATION               OF PERIOD   EXPENSES   OR SALES   OTHER OF PERIOD
- - --------------               ---------- ---------- ----------- ----- ---------
                                              (IN THOUSANDS)
FISCAL YEAR ENDED MAY 29,
 1994
Buildings and improvements..  $ 61,148   $ 8,964    $ (1,921)   --   $ 68,191
Machinery and equipment.....   231,730    43,489     (15,858)  $915   260,276
Transportation equipment....    34,256     6,096      (5,619)   --     34,733
                              --------   -------    --------   ----  --------
                              $327,134   $58,549    $(23,398)  $915  $363,200
                              ========   =======    ========   ====  ========
FISCAL YEAR ENDED MAY 30,
 1993
Buildings and improvements..  $ 53,677   $ 7,929    $   (458)   --   $ 61,148
Machinery and equipment.....   209,311    37,667     (15,248)   --    231,730
Transportation equipment....    32,218     6,219      (4,181)   --     34,256
                              --------   -------    --------   ----  --------
                              $295,206   $51,815    $(19,887)   --   $327,134
                              ========   =======    ========   ====  ========
FISCAL YEAR ENDED MAY 31,
 1992
Buildings and improvements    $ 48,609   $ 7,317    $ (2,249)   --   $ 53,677
Machinery and equipment.....   184,397    34,872      (9,958)   --    209,311
Transportation equipment....    30,258     6,159      (4,199)   --     32,218
                              --------   -------    --------   ----  --------
                              $263,264   $48,348    $(16,406)   --   $295,206
                              ========   =======    ========   ====  ========

                      DEAN FOODS COMPANY AND SUBSIDIARIES

                               ----------------

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                                   AMOUNT
                                                  CHARGED
                                     BALANCE AT  (CREDITED)  ACCOUNTS  BALANCE
                                     BEGINNING    TO COSTS   WRITTEN   AT END
CLASSIFICATION                       OF PERIOD  AND EXPENSES   OFF    OF PERIOD
- - --------------                       ---------- ------------ -------- ---------
                                                   (IN THOUSANDS)
FISCAL YEAR ENDED MAY 29, 1994
Allowance for doubtful accounts and
 notes receivable...................   $4,470      $  326     $  878   $3,918
Allowance for doubtful long-term
 receivables........................        4          (4)       --       --
                                       ------      ------     ------   ------
Total reserves deducted in balance
 sheet from assets to which they
 apply..............................   $4,474      $  322     $  878   $3,918
                                       ======      ======     ======   ======
FISCAL YEAR ENDED MAY 30, 1993
Allowance for doubtful accounts and
 notes receivable...................   $5,331      $  833     $1,694   $4,470
Allowance for doubtful long-term
 receivables........................       26         (22)       --         4
                                       ------      ------     ------   ------
Total reserves deducted in balance
 sheet from assets to which they
 apply..............................   $5,357      $  811     $1,694   $4,474
                                       ======      ======     ======   ======
FISCAL YEAR ENDED MAY 31, 1992
Allowance for doubtful accounts and
 notes receivable...................   $4,284      $1,988     $  941   $5,331
Allowance for doubtful long-term
 receivables........................       15          11        --        26
                                       ------      ------     ------   ------
Total reserves deducted in balance
 sheet from assets to which they
 apply..............................   $4,299      $1,999     $  941   $5,357
                                       ======      ======     ======   ======

                      DEAN FOODS COMPANY AND SUBSIDIARIES

                               ----------------

             SCHEDULE X--SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                                          CHARGED TO COST AND
                                                                EXPENSE
                                                        -----------------------
         ITEM                                            1994    1993    1992
         ----                                           ------- ------- -------
                                                            (IN THOUSANDS)
Maintenance and Repairs................................ $43,620 $39,521 $47,133

  All other supplemental expense items have been excluded as they do not exceed one percent of net sales.

                                 EXHIBIT INDEX

  The following documents are the exhibits to this Report. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The page number, if any, listed opposite an exhibit indicates the page number in the sequential numbering system in the manually signed original of this Report where such exhibit can be found.

(3)Articles of Incorporation and by-laws
  a. Dean Foods Company Restated Certificate of Incorporation dated February 8, 1988 (filed as Exhibit 3(a) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 29, 1988 and incorporated herein by reference)
  b. By-Laws of Registrant, as amended December 2, 1988 (filed as Exhibit 3(b) to the Registrant's
     Form 10-K Annual Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)
(4)Instruments defining the rights of security holders, including indentures
  a. Rights Agreement dated July 28, 1988 (filed as Exhibit 4(a) to the Registrant's Form 10-K Annual Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)
  b. Amendment dated December 1, 1989, to Rights Agreement dated July 28, 1988 (filed as exhibit 4(b) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 27, 1990 and incorporated herein by reference)
(10)Material contracts
  a. Amended and Restated Dean Foods Company Management Deferred Compensation Plan, dated as of June 1, 1994
  b. Dean Foods Company Retirement Plan for Certain Directors (filed as Exhibit 10(a) to Registrant's Form 10-K Annual Report for Fiscal Year Ended December 28, 1985 and incorporated herein by reference)
  c. Form of Agreement dated March 17, 1986, between Registrant and each of its current executive officers (filed as Exhibit 10(b) to Registrant's Form 10-K Annual Report for Fiscal Year Ended December 28, 1985 and incorporated herein by reference)
  d. Form of Indemnification Agreement between Registrant and each of its directors and officers serving at any time after October 5, 1987 (filed as Exhibit 10(m) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 29, 1988, and incorporated herein by reference)
  e. Amended and Restated Dean Foods Company Directors Deferred Compensation Plan, dated March 25, 1988 (filed as Exhibit 10(j) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)
  f. Dean Foods Company Supplemental Benefit Plan for eligible officers, as amended and restated on May 24, 1991 (filed as Exhibit 10(k) to Registrant's Form 10-K Annual Report for Fiscal Year ended May 26, 1991 and incorporated herein by reference)
  g. Dean Foods Company Supplemental Incentive Compensation Plan for certain officers, as amended March 31, 1989 (filed as Exhibit 10(l) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)

  h. Dean Foods Company Director Stock Option Plan, dated September 30, 1992 (Filed as Exhibit 10(i) to Registrant's Form 10-K Annual Report for Fiscal Year ended May 30, 1993 and incorporated herein by reference)
(11)Statement re computation of per share earnings
(13)Annual report to security holders, Form 10-Q or quarterly report to security holders
  a. Dean Foods Company Annual Report to Shareholders for Fiscal Year Ended May 29, 1994
    With the exception of the financial statements, report of independent accountants thereon and certain other information expressly incorporated herein by reference, the Registrant's Annual Report to Shareholders for Fiscal Year Ended May 29, 1994 is not to be deemed filed as part of this Report.
(22)Subsidiaries of the Registrant
  a. Subsidiaries of the Registrant as of May 29, 1994
(24)Consents of Experts and Counsel
  a. Consent of Independent Accountants dated August 19, 1994