Form 10-Q
period 1994-08-28
DEAN FOODS CO
filed 1994-10-12
CIK 27500

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

   X
- - ------- Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     August 28, 1994       or
                              -------------------------

_______ Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number     0-1118
                       --------------

                              DEAN FOODS COMPANY
- - --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                            36-0984820
- - -------------------------------------        --------------------
(State or other jurisdiction of                (I.R.S Employer
   incorporation or organization)              Identification No.)


3600 North River Road, Franklin Park, Illinois              60131
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (708)  678-1680
                                                   ---------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X                No
           -----                  _____


The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 39,923,561.
                                              ----------

Total number of pages  47.
                      ---

PART I - FINANCIAL INFORMATION
- - ------------------------------

A.     UNAUDITED CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
       ------------------------------------------------------

          Effective May 30, 1994, the name of Green Bay Food Company was changed to Dean Pickle and Specialty Products Company.

          In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's 1994 Annual Report on Form 10-K.

ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                      AUGUST 28, 1994 AND AUGUST 29, 1993
                      -----------------------------------
                  (In Thousands Except for Per Share Amounts)


                                                        Three Months Ended
                                                    --------------------------
                                                     August 28,    August 29,
                                                        1994          1993
                                                    ------------  ------------
                                                            (Unaudited)

Net sales                                           $   614,283   $   559,651
                                                    -----------   -----------

Costs and expenses:
   Costs of products sold                               472,873       442,726
   Delivery, selling and administrative
     expenses                                           108,657        94,648
   Interest expense                                       4,743         3,318
   Other income, net                                       (736)         (610)
                                                    -----------   -----------

                                                        585,537       540,082
                                                    -----------   -----------

Income before taxes and cumulative
   effect of changes in accounting
   principles                                            28,746        19,569

Provision for income taxes                               11,786         8,983
                                                    -----------   -----------

Income before cumulative effect of
   changes in accounting principles                      16,960        10,586

Cumulative effect of changes in
   accounting principles, net of taxes                        -         1,179
                                                    -----------   -----------

Net income                                          $    16,960   $    11,765
                                                    ===========   ===========


Earnings per share:

   Earnings per common share before
     cumulative effect of changes in
     accounting principles                          $      0.43   $      0.27


   Cumulative effect per common share of
     changes in accounting principles                         -          0.03
                                                    -----------   -----------

Earnings per common share                           $      0.43   $      0.30
                                                    ===========   ===========



Dividends per share (Declared and paid)             $      0.17   $      0.16
                                                    ===========   ===========

Weighted average common shares outstanding           39,802,598    39,698,480
                                                    ===========   ===========

See accompanying Notes to Condensed Consolidated Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                        AUGUST 28, 1994 AND MAY 29, 1994
                        --------------------------------
                                 (In Thousands)

                                          August 28,                 May 29,
                                             1994                     1994
                                          ----------               ----------
                                         (Unaudited)
                 ASSETS
                 ------
CURRENT ASSETS:                           $    2,695               $   10,967
  Cash and temporary cash investments
  Accounts and notes receivable,
    less allowance for doubtful
    accounts of $4,067 and $3,875,
    respectively                             161,665                  169,395
  Inventories                                309,340                  233,324
  Other current assets                        41,591                   46,496
                                          ----------               ----------

     Total Current Assets                    515,291                  460,182
                                          ----------               ----------

PROPERTIES:
  Property, plant and equipment, at cost     925,967                  906,411
  Accumulated depreciation                   375,966                  363,200
                                          ----------               ----------

                                             550,001                  543,211
                                          ----------               ----------

OTHER ASSETS                                 111,963                  105,761
                                          ----------               ----------

    Total Assets                          $1,177,255               $1,109,154
                                          ==========               ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:                      $   86,000               $  122,000
  Notes payable to banks
  Current installments of long-term
    obligations                                6,921                    6,960
  Accounts payable and accrued expenses      257,072                  227,348
  Dividends payable                            6,855                    6,462
  Federal and state income taxes              17,152                    4,497
                                          ----------               ----------

     Total Current Liabilities               374,000                  367,267
                                          ----------               ----------

LONG-TERM OBLIGATIONS (Less current
  installments included above)               185,829                  136,150
                                          ----------               ----------

DEFERRED CREDITS                              81,199                   80,963
                                          ----------               ----------

SHAREHOLDERS' EQUITY:
  Preferred stock                                  -                        -
  Common stock                                41,098                   41,050
  Capital in excess of par value               7,127                    5,911
  Retained earnings                          518,170                  507,981
  Less - Treasury stock - at cost             30,168                   30,168
                                          ----------               ----------

    Total Shareholders' Equity               536,227                  524,774
                                          ----------               ----------

    Total Liabilities and
      Shareholders' Equity                $1,177,255               $1,109,154
                                          ==========               ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                      AUGUST 28, 1994 AND AUGUST 29, 1993
                      -----------------------------------
                                 (In Thousands)

                                             Three Months Ended
                                          ------------------------
                                          August 28,   August 29,
                                             1994         1993
                                          -----------  -----------
                                                (Unaudited)

Net cash provided from operations           $ 13,208     $ 13,388
                                            --------     --------

Cash flows from investing activities:
  Capital expenditures                       (19,111)     (21,673)
  Proceeds from disposition of property,
    plant and equipment                          571        1,043
  Acquisition of business, net of
    cash acquired                            (11,581)           -
                                            --------     --------
Net cash used in investing activities        (30,121)     (20,630)
                                            --------     --------

Cash flows from financing activities:
  Issuance of long-term obligations               80            -
  Repayment of long-term obligations            (553)        (586)
  Issuance of notes payable to banks,         14,000            -
   net
  Unexpended industrial revenue                   97          130
    bond proceeds
  Cash dividends paid                         (6,247)      (5,953)
  Issuance of common stock                     1,264        1,044
                                            --------     --------
Net cash provided by (used in) financing
  activities                                   8,641       (5,365)
                                            --------     --------

Decrease in cash and temporary cash
  investments                                 (8,272)     (12,607)
Cash and temporary cash investments -
  beginning of period                         10,967       41,572
                                            --------     --------
Cash and temporary cash investments -
  end of period                             $  2,695     $ 28,965
                                            ========     ========


See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- - ----------------------------------------------------


INVENTORIES
- - -----------

       The following is a tabulation of inventories by class at August 28, 1994, August 29, 1993, and May 29, 1994 (In Thousands).



                                   August 28,   August 29,   May 29,
                                     1994          1993       1994
                                  -----------  -----------  ---------
                                       (Unaudited)

Raw materials and supplies         $ 60,007      $ 64,152    $ 69,258

Materials in process                 73,594        36,599      31,823

Finished goods                      194,494       144,779     151,358
                                   --------      --------    --------

                                    328,095       245,530     252,439

Less:  Excess of current cost
       over stated value of
       last-in, first-out
       inventories                  (18,755)      (17,318)    (19,115)
                                   --------      --------    --------

Total inventories                  $309,340      $228,212    $233,324
                                   ========      ========    ========

BORROWING ARRANGEMENTS
- - ----------------------

       The Registrant entered into a $150 million revolving credit agreement with the Bank of Montreal during the quarter. Borrowings under the agreement are on an unsecured basis at variable interest rates and mature December 31, 1995. The Registrant has classified $50 million of existing debt as long-term debt, since it is the Registrant's intention to continue that debt for more than one year.

LEGAL PROCEEDINGS
- - -----------------

       See PART II, Item 1 for a discussion of pending legal proceedings.
           ---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A.)    Liquidity and Capital Resources

                As of August 28, 1994, there has been no material overall change in the Registrant's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended
         May 29, 1994. Borrowings outstanding under bank lines of credit at the end of fiscal 1994 were used principally to fund 1994 business acquisitions. The Registrant entered into a $150 million bank revolving credit agreement during the quarter with $50 million of short-term borrowings classified as long-term debt at August 28, 1994, reflecting the commitment under said agreement. Cash and temporary cash investments were $2.7 million at August 28, 1994, a decrease of $8.3 million from the balance at May 29, 1994. The decrease in cash and temporary cash investments was principally the result of:

                1.) Temporary seasonal cash requirements of the Registrant's crop-related vegetable and pickle processing operations,

                2.)   Cash outlays for capital expenditures, and

                3.) Funds expended for a business acquired during the first quarter.

                Short-term borrowings outstanding at August 28, 1994, were $86 million, a decrease of $36 million from the balance outstanding at May 29, 1994. Working capital at August 28, 1994, was $141.3 million compared to $92.9 million at May 29, 1994. The Registrant's debt-to-capital ratio was 25.7% at August 28, 1994, compared with 20.6% at May 29, 1994. The decrease in short-term borrowings and the increases in working capital and the Registrant's debt-to-capital ratio principally reflect the bank revolving credit borrowing commitment.

         B.)    Results of Operations

                Overall sales for the first quarter ended August 28, 1994, increased 9.8% over the same period a year ago, principally the result of sales of fiscal 1994 business acquisitions. Consolidated after-tax earnings for the quarter increased 44% over the earnings for the same period a year ago, principally the result of improved earnings of the Registrant's Specialty Food Products segment. Earnings for the first quarter last year included a charge of $1.5 million related to the tax provisions of the Revenue Reconciliation Act of 1993 and a net after-tax credit of $1.2 million related to the Registrant's adoption of new accounting principles.

              Sales of the Registrant's Dairy Products operations for the first quarter were $371 million compared with $363 million for the same period a year ago. The sales increase was principally the result of:

              1.) Sales of businesses acquired in fiscal 1994 and the first quarter this year and

              2.) Increased unit sales volumes in certain markets, offset by lower selling prices reflecting lower raw milk costs this year compared to the same period a year ago.

              Dairy Products operating earnings for the first quarter were higher than the earnings of the corresponding period a year ago principally due to:

              1.) Improved margins in most market areas as a result of declining raw milk costs,

              2.) Earnings of businesses acquired in fiscal 1994 and first quarter this year, and

              3.)  Increased unit sales volumes.

       Raw milk supplies are plentiful and unusual raw milk cost increases are not expected to occur over the balance of the year.

               Sales of the Registrant's Specialty Food Products operations for the first quarter were $236 million, an increase of 23.3% over sales of the corresponding period a year ago. The increased sales principally were the result of the sales of a vegetable operation acquired during the third quarter of fiscal 1994. The Registrant's other Specialty Food Products operations experienced sales increases, principally the result of increased unit sales volumes.

              Specialty Food Products' first quarter earnings improved significantly over the earnings for the comparable period a year ago, principally the result of improved operating earnings of the Registrant's canned and frozen vegetable operations. The increased earnings principally were the result of:

              1.) Inclusion of the earnings of a vegetable operation acquired during the third quarter last year,

              2.) Higher selling prices for canned and frozen vegetables reflecting market conditions, and

              3.) Improved plant processing costs as a result of normal growing and harvest conditions.

       Margins for the first quarter a year ago were unfavorably impacted by increased weather-related costs, crop shortages and competitive market conditions. This year's harvest of some types of vegetables exceeded normal levels and will result in lowering of selling prices over the balance of the year.

              Delivery, selling and administrative expenses for the quarter ended August 28, 1994, increased 15% from the same period a year ago principally the result of the inclusion of expenses of businesses acquired during fiscal year 1994, and a business acquired during the first quarter this year.

              Interest expense for the first quarter of $4.7 million increased 43% over interest expense for the same period a year ago. The increase reflects the interest on increased borrowings associated with business acquisitions and higher prevailing interest rates during the first quarter as compared with rates during the corresponding period a year ago.

              The effective income tax rate for the first quarter was 41.0% compared with a rate of 45.9% for the first quarter a year ago. The tax rate for the first quarter last year included the impact of the retroactive provisions of the Revenue Reconciliation Act of 1993 and the adoption of FAS 109, "Accounting for Income Taxes."

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings
         -----------------

         There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Registrant's Form 10-K Annual Report, for the fiscal year ended May 29, 1994.

ITEM 5.  Other Information
         -----------------

         The Registrant issued a press release dated September 28, 1994, titled "Curtice-Burns Rejects Dean Foods Acquisition Offer" which appears as an Exhibit under Item 21 - Other Documents.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.)  Exhibits

              Item 10 - Material Contracts

                        $150 million Credit Agreement dated as of August 24, 1994


              Item 21 - Other Documents

                        Press release dated September 28, 1994, titled "Curtice-Burns Rejects Dean Foods Acquisition Offer"

              Item 27 - Financial Data Schedules

         b.)  Reports on Form 8-K

              None were filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DEAN FOODS COMPANY
                                         ------------------
                                            (Registrant)



DATE:  October 12, 1994                _________________________
       ----------------                   TIMOTHY J. BONDY
                                          Vice President, Finance



DATE:  October 12, 1994                _________________________
       ----------------                   DALE I. HECOX
                                          Treasurer