Form 10-Q
DEAN FOODS CO
filed 1995-01-11
CIK 27500

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X       Quarterly report pursuant to Section 13 of 15(d) of the
-----     Securities Exchange Act of 1934

For the quarterly period ended November 27, 1994 or

----- Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                              --------------------  -------------------
Commission file number 0-1118

                              DEAN FOODS COMPANY
------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              DELAWARE                                    36-0984820
-----------------------------------                 --------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)

3600 North River Road, Franklin Park, Illinois              60131
------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         708 678-1680
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

    Yes  X         No
       -----         -----

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 39,923,912.

Total number of pages 20.
                      ---

PART I - FINANCIAL INFORMATION
------------------------------

A.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -----------------------------------------------------

         In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's 1994 Annual Report on Form 10-K.

ITEM 1.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                     FOR THE QUARTERS AND SIX MONTHS ENDED
                     -------------------------------------

                    NOVEMBER 27, 1994 AND NOVEMBER 28, 1993
                    ---------------------------------------

                                  (Unaudited)

                  (In Thousands Except for Per Share Amounts)

                                 Second Quarters Ended          Six Months Ended
                               --------------------------  --------------------------
                               November 27,  November 28,  November 27,  November 28,
                                   1994          1993          1994          1993
                               ------------  ------------  ------------  ------------
Net sales                        $662,848      $577,113     $1,277,131    $1,136,764
                                 --------      --------     ----------    ----------
Cost and expenses:
  Costs of products sold          504,879       449,284        977,752       892,010
  Delivery, selling and
    administrative expenses       118,546        96,642        227,203       191,290
  Interest expense                  5,637         3,373         10,380         6,691
  Other income, net                  (157)         (781)          (893)       (1,391)
                                 --------      --------     ----------    ----------
                                  628,905       548,518      1,214,442     1,088,600
                                 --------      --------     ----------    ----------

Income before income taxes and
  cumulative effect of changes
  in accounting principles         33,943        28,595         62,689        48,164

Provision for income taxes         13,917        11,140         25,703        20,123
                                 --------      --------     ----------    ----------

Income before cumulative
  effect of changes in
  accounting principles            20,026        17,455         36,986        28,041

Cumulative effect of changes
  in accounting principles,
  net of taxes                         --            --             --         1,179
                                 --------      --------     ----------    ----------

Net income                       $ 20,026      $ 17,455     $   36,986    $   29,220
                                 ========      ========     ==========    ==========

Earnings per common share:

  Earnings before cumulative
    effect of changes in
    accounting principles        $    .50      $    .44     $      .93     $     .71

  Cumulative effect of changes
    in accounting principles           --            --             --           .03
                                 --------      --------     ----------    ----------

Earnings per common share        $    .50     $     .44     $      .93    $      .74
                                 ========     =========     ==========    ==========

Dividends per share
  (Declared and paid)            $    .17     $     .16     $      .34     $     .32
                                 ========     =========     ==========    ==========

Weighted average common
  shares outstanding                                            39,850        39,713
                                                            ==========    ==========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                      NOVEMBER 27, 1994 and MAY 29, 1994
                      ----------------------------------

                                (In Thousands)

                                                      November 27,      May 29,
                                                         1994            1994
                                                      ------------    ----------
                                                       (Unaudited)
                 ASSETS
                 ------
CURRENT ASSETS:
 Cash and temporary cash investments                   $   14,615     $   10,967
 Accounts and notes receivable, less allowance
  for doubtful accounts of $4,214 and $3,875,
  respectively                                            188,203        169,395
 Inventories                                              338,756        233,324
 Other current assets                                      46,926         46,496
                                                       ----------     ----------
   Total Current Assets                                   588,500        460,182
                                                       ----------     ----------
 PROPERTIES:
 Property, plant and equipment, at cost                   942,433        906,411
 Accumulated depreciation                                 390,247        363,200
                                                       ----------     ----------
                                                          552,186        543,211
                                                       ----------     ----------
OTHER ASSETS                                              112,011        105,761
                                                       ----------     ----------
   Total Assets                                        $1,252,697     $1,109,154
                                                       ==========     ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
 Notes payable to banks                                $  138,000     $  122,000
 Current installments of long-term obligations              6,712          6,960
 Accounts payable and accrued expenses                    276,443        227,348
 Dividends payable                                          6,862          6,462
 Federal and state income taxes                             6,430          4,497
                                                       ----------     ----------
    Total Current Liabilities                             434,447        367,267
                                                       ----------     ----------
LONG-TERM OBLIGATIONS (Less current installments
 included above)                                          185,632        136,150
                                                       ----------     ----------
DEFERRED CREDITS                                           81,586         80,963
                                                       ----------     ----------
SHAREHOLDERS' EQUITY:
 Preferred stock                                                -              -
 Common stock                                              41,185         41,050
 Capital in excess of par value                             8,607          5,911
 Retained earnings                                        531,408        507,981
 Less-Treasury stock-at cost                               30,168         30,168
                                                       ----------     ----------
    Total Shareholders' Equity                            551,032        524,774
                                                       ----------     ----------
    Total Liabilities and Shareholders' Equity         $1,252,697     $1,109,154
                                                       ==========     ==========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                           FOR THE SIX MONTHS ENDED
                           ------------------------
                    NOVEMBER 27, 1994 AND NOVEMBER 28, 1993
                    ---------------------------------------
                                  (Unaudited)

                                (In Thousands)


                                                          Six Months Ended
                                                     ---------------------------
                                                     November 27,   November 28,
                                                         1994           1993
                                                     ------------   ------------
Net cash used by operations                            $ (3,340)      $ (2,249)
                                                       --------       --------
Cash flows from investing activities:
  Capital expenditures                                  (37,782)       (43,867)
  Proceeds from disposition of property,
    plant and equipment                                   1,091          5,092
  Acquisitions of business, net of
    cash acquired                                       (11,581)       (17,301)
                                                       --------       --------
Net cash used in investing activities                   (48,272)       (56,076)
                                                       --------       --------
Cash flows from financing activities:
  Issuance of notes payable to banks, net                66,000         47,000
  Issuance of long-term obligations                         310              -
  Repayment of long-term obligations                     (1,076)          (844)
  Unexpected industrial revenue
    bond proceeds                                           202            489
  Cash dividends paid                                   (13,007)       (12,308)
  Issuance of common stock                                2,831          1,102
                                                       --------       --------
Net cash provided by financing
  activities                                             55,260         35,439
                                                       --------       --------
Increase (decrease) in cash and temporary
  cash investments                                        3,648        (22,886)
Cash and temporary cash investments -
  beginning of period                                    10,967         41,572
                                                       --------       --------
Cash and temporary cash investments -
  end of period                                        $ 14,615       $ 18,686
                                                       ========       ========





    See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
INVENTORIES
-----------

      The following is a tabulation of inventories by class at November 27, 1994, November 28, 1993 and May 29, 1994 (In Thousands).

                               November 27,      November 28,       May 29,
                                  1994              1993             1994
                               ------------      ------------      --------
                                         (Unaudited)
Raw materials and supplies       $ 45,095          $ 47,398        $ 45,356
Materials in process              103,230            73,920          55,725
Finished goods                    208,696           165,749         151,358
                                 --------          --------        --------
                                  357,021           287,067         252,439
Less: Excess of current cost
      over stated value of
      last-in, first-out
      inventories                 (18,265)          (17,251)        (19,115)
                                 --------          --------        --------
Total inventories                $338,756          $269,816        $233,324
                                 ========          ========        ========

Inventories at November 28, 1993 and May 29, 1994 have been reclassified to conform with the November 27, 1994 presentation.

LEGAL PROCEEDINGS
-----------------

      See PART II, ITEM 1 for a discussion of pending legal proceedings.
          ---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        A.)     Liquidity and Capital Resources

                As of November 27, 1994, there has been no material overall change in the Registrant's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994. Borrowings outstanding under bank lines of credit at the end of fiscal 1994 were used principally to fund 1994 business acquisitions. The Registrant entered into a $150 million bank revolving credit agreement in the first quarter 1995 with $50 million of short-term borrowings classified as long-term debt reflecting the commitment under said agreement. Cash and temporary cash investments were $14.6 million at November 27, 1994, a $3.6 million increase over the balance at May 29, 1994.

                Working capital at November 27, 1994, was $154.1 million compared to $92.9 million at May 29, 1994. The increase in working capital reflects:

             1.)Increases in inventories and accounts payable and accrued expenses, largely due to the normal seasonal pack in the Registrant's vegetable and pickle operations and

             2.)Increased accounts and notes receivable principally the result of increased sales.

        The increase in inventories at November 27, 1994 compared to November 28, 1993 principally was the result of the acquisition of a vegetable business in the latter half of fiscal 1994.

        The change in short-term borrowing levels at November 27, 1994 compared to May 29, 1994 affected working capital. Under the bank revolving credit agreement described above, $50 million of short-term borrowings at May 29, 1994 was classified as long-term obligations at November 27, 1994. Higher short-term borrowings at November 27, 1994 were the result of higher inventories associated with the normal pack of seasonally grown crops.

                The Registrant's debt-to-capital ratio was 25.2% at November 27, 1994, compared with 20.6% at May 29, 1994. Long-term obligations at November 27, 1994 totaled $185.6 million compared to $136.2 million at May 29, 1994. The increased long-term obligations resulted from the classification of the long-term portion of the bank revolving credit borrowing commitment ($50 million) less normal maturities.

B.)  Results of Operations

     Overall sales for the second quarter and for the six month period ended November 27, 1994 increased 14.9% and 12.3% respectively over the same periods a year ago. Consolidated after-tax earnings for the second quarter and for the six month period ended November 27, 1994 increased 15% and 27% respectively over the earnings of the comparable periods a year ago. Earnings for the six months ended November 28, 1993 included a charge of $1.5 million related to the tax provisions of the Revenue Reconciliation Act of 1993 and a net after-tax credit of $1.2 million related to the Registrant's adoption of new accounting principles for income taxes and postretirement benefits other than pensions.

     Sales of the Registrant's Dairy Products operations for the second quarter ($374.8 million) and for the six months ($746.0 million) increased 5% and 3% respectively over sales of the comparable periods a year ago. The increased sales principally were the result of the sales contribution of businesses acquired in fiscal year 1994 and the first quarter of the current fiscal year. Increases in unit sales volumes were offset by lower average selling prices during the current fiscal year reflecting lower raw milk costs this year.

     Dairy Product's operating earnings declined in the second quarter principally due to the seasonal aspect and margin pressures on the Registrant's ice cream operations and a $1.7 million charge in the second quarter related to costs associated with the closure of two small fluid milk plants to align production capacities with the sales levels in the associated market areas. Operating earnings for the six months were slightly below last year because of lower second quarter earnings this year. Raw milk supplies are plentiful and raw milk costs are expected to remain below year ago levels.

     Sales of the Registrant's Specialty Food Products operations for the second quarter ($282.0 million) and for the six month period ($518.3 million) ended November 27, 1994 increased 33% and 28% respectively over sales of the comparable periods a year ago. The increased sales principally were the result of:
      1.) The sales of a vegetable operation acquired during the third quarter of fiscal 1994,

      2.) Higher selling prices for frozen vegetables reflecting market conditions, and

      3.)  Increased sales of the Registrant's pickle operations.

  Specialty Foods Products earnings both for the second quarter and the six months improved significantly over the earnings for the comparable periods a year ago, principally the result of improved earnings of the Registrant's vegetable operations. The increased earnings principally were the result of:

  1.) The earnings of a vegetable operation acquired during the third quarter of fiscal 1994,

  2.) Higher selling prices for frozen vegetables reflecting market conditions, and

  3.) Improved plant processing costs as a result of normal growing and harvest conditions.

Margins a year ago were unfavorably impacted by weather-related costs, crop shortages and competitive market conditions. Margins on the Registrant's pickle operations improved this year, the result of improved pricing and more favorable crop related costs as compared to last year.

  Delivery, selling and administrative expenses for the second quarter and the six months ended November 27, 1994, increased 23% and 45% respectively over comparable periods a year ago. The principal reasons for the increased expenses this year are:

  1.) Marketing and promotional expenses associated with a vegetable business acquired in fiscal year 1994,

  2.) Expenses associated with businesses acquired in fiscal year 1994 and first quarter fiscal 1995, and

  3.) Increased expenses associated with the increased unit sales volumes this year.

  Interest expense for the second quarter ($5.6 million) and six month period ($10.4 million) ended November 27, 1994 increased 67% and 55% respectively over interest expense of the comparable periods a year ago. The increased interest expense was the result of:

  1.) The interest on borrowings associated with business acquisitions during fiscal year 1994 and first quarter this year,

  2.) Increased level of borrowings to meet seasonal crop requirements associated with the increased sales of the Registrant's vegetable and pickle operations, and

  3.) Higher prevailing interest rates this year as compared with rates during the corresponding periods a year ago.

  The effective income tax rate for the second quarter was 41.0% compared with a rate of 39.0% for the same period last year. The increased effective tax rate this year is principally the result of a reduction in certain non-taxable benefits which existed last year and new IRS deduction guidelines. The effective tax rate for the six month period ended November 27, 1994 was 41.0% compared to 41.8% for the same period a year ago.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings

         There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Registrant's Form 10-K Annual Report, for the fiscal year ended May 29, 1994.

ITEM 6.  Exhibits and Reports on Form 8-K

         a.)  Exhibits

              Item 10 - Material Contracts

              Dean Foods Company 1989 Stock Awards Plan (As Amended Effective October 4, 1994)

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

                                                 DEAN FOODS COMPANY
                                                 ------------------
                                                    (Registrant)

DATE:  January 11, 1995
       ----------------                       ------------------------
                                               TIMOTHY J. BONDY
                                               Vice President, Finance

DATE:  January 11, 1995
       ----------------                       ------------------------
                                               DALE I. HECOX
                                               Treasurer