Form 10-Q
period 1995-02-26
DEAN FOODS CO
filed 1995-04-11
CIK 27500

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

   X      Quarterly report pursuant to Section 13 of 15(d) of the Securities
- -------   Exchange Act of 1934

For the quarterly period ended February 26, 1995 or
                               -----------------

          Transition report pursuant to Section 13 of 15(d) of the Securities
- -------   Exchange Act of 1934

For the transition period from                    to
                                -----------------    ------------------

Commission file number 0-1118
                       ------

                              DEAN FOODS COMPANY
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           DELAWARE                                              36-0984820
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S Employer
 incorporation or organization)                              Identification No.)

3600 North River Road, Franklin Park, Illinois                     60131
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (708) 678-1680
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

          Yes   X        No
              -----         -----

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 39,930,852.

Total number of pages  170.
                      ----
                                       1

PART I - FINANCIAL INFORMATION
- ------------------------------

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

ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                     --------------------------------------
                    FEBRUARY 26, 1995 AND FEBRUARY 27, 1994
                    ---------------------------------------
                                  (Unaudited)

                  (In Thousands Except for Per Share Amounts)

                                      Third Quarters Ended           Nine Months Ended
                                 -----------------------------  ---------------------------
                                   February 26,   February 27,  February 26,   February 27,
                                       1995           1994          1995           1994
                                   -------------  ------------  -------------  -------------

Net sales                              $665,895       $622,890    $1,943,026     $1,759,654
                                       --------       --------    ----------     ----------
Cost and expenses:
   Costs of products sold               511,101        483,012     1,488,853      1,375,022
   Delivery, selling and
     administrative expenses            119,700        105,074       346,903        296,364
   Interest expense                       6,187          4,410        16,567         11,101
   Other (income) expense, net             (673)           112        (1,566)        (1,279)
                                       --------       --------    ----------     ----------
                                        636,315        592,608     1,850,757      1,681,208
                                       --------       --------    ----------     ----------

Income before income taxes and
   cumulative effect of changes
   in accounting principles              29,580         30,282        92,269         78,446

Provision for income taxes               12,404         11,840        38,107         31,963
                                       --------       --------    ----------     ----------

Income before cumulative
   effect of changes in
   accounting principles                 17,176         18,442        54,162         46,483

Cumulative effect of changes
   in accounting principles,
   net of taxes                               -              -             -          1,179
                                       --------       --------    ----------     ----------
Net income                             $ 17,176       $ 18,442    $   54,162     $   47,662
                                       ========       ========    ==========     ==========
Earnings per common share:

   Earnings before cumulative
     effect of changes in
     accounting principles             $    .43       $    .46    $     1.36     $     1.17


   Cumulative effect of changes
     in accounting principles                 -              -             -            .03
                                       --------       --------    ----------     ----------

   Earnings per common share           $    .43       $    .46    $     1.36     $     1.20
                                       ========       ========    ==========     ==========

Dividends per share
   (Declared and paid)                 $    .17       $    .16    $      .51     $      .48
                                       ========       ========    ==========     ==========
Weighted average common
   shares outstanding                                                 39,875         39,724
                                                                  ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       FEBRUARY 26, 1995 AND MAY 29, 1994
                       ----------------------------------
                                 (In Thousands)

                                           February 26,    May 29,
                                              1995          1994
                                          -------------  ----------
                                           (Unaudited)
                 ASSETS
                 ------
CURRENT ASSETS:
  Cash and temporary cash investments       $   23,771   $   10,967
  Accounts and notes receivable,
    less allowance for doubtful
    accounts of $4,458 and $3,875,
    respectively                               171,602      169,395
  Inventories                                  289,241      233,324
  Other current assets                          41,823       46,496
                                            ----------   ----------
    Total Current Assets                       526,437      460,182
                                            ----------   ----------
PROPERTIES:
  Property, plant and equipment, at cost       961,882      906,411
  Accumulated depreciation                     406,609      363,200
                                            ----------   ----------
                                               555,273      543,211
                                            ----------   ----------
OTHER ASSETS                                   113,286      105,761
                                            ----------   ----------
    Total Assets                            $1,194,996   $1,109,154
                                            ==========   ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
CURRENT LIABILITIES:                        $  117,000   $  122,000
  Notes payable to banks
  Current installments of long-term
    obligations                                  6,792        6,960
  Accounts payable and accrued expenses        232,161      227,348
  Dividends payable                              6,865        6,462
  Federal and state income taxes                 3,880        4,497
                                            ----------   ----------
    Total Current Liabilities                  366,698      367,267
                                            ----------   ----------
LONG-TERM OBLIGATIONS (Less current
  installments included above)                 184,914      136,150
                                            ----------   ----------
DEFERRED CREDITS                                81,893       80,963
                                            ----------   ----------
SHAREHOLDERS' EQUITY:
  Preferred stock                                    -            -
  Common stock                                  41,189       41,050
  Capital in excess of par value                 8,695        5,911
  Retained earnings                            541,797      507,981
  Cumulative translation adjustment                (19)           -
  Less - Treasury stock - at cost               30,171       30,168
                                            ----------   ----------
    Total Shareholders' Equity                 561,491      524,774
                                            ----------   ----------
    Total Liabilities and
      Shareholders' Equity                  $1,194,996   $1,109,154
                                            ==========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                           FOR THE NINE MONTHS ENDED
                           -------------------------
                    FEBRUARY 26, 1995 AND FEBRUARY 27, 1994
                    ---------------------------------------

                                  (Unaudited)

                                 (In Thousands)

                                               Nine Months Ended
                                          ---------------------------
                                          February 26,   February 27,
                                              1995           1994
                                          ------------   ------------

Net cash provided by operations             $ 52,807       $  55,922
                                            --------       ---------

Cash flows from investing activities:
  Capital expenditures                       (57,814)        (63,450)
  Proceeds from disposition of property,
    plant and equipment                        2,447           5,675
  Acquisitions of businesses, net of
    cash acquired                            (11,581)       (154,523)
                                            --------       ---------
Net cash used in investing activities        (66,948)       (212,298)
                                            --------       ---------

Cash flows from financing activities:
  Issuance of notes payable to banks,         45,000         147,121
   net                                           310               -
  Issuance of long-term obligations           (1,714)         (2,889)
  Repayment of long-term obligations
  Unexpended industrial revenue
    bond proceeds                                207           1,334
  Cash dividends paid                        (19,778)        (18,756)
  Issuance of common stock                     2,923           1,483
  Purchase of treasury stock                      (3)              -
                                            --------       ---------
Net cash provided by financing
  activities                                  26,945         128,293
                                            --------       ---------

Increase (decrease) in cash and
 temporary cash investments                   12,804         (28,083)
Cash and temporary cash investments -
  beginning of period                         10,967          41,572
                                            --------       ---------
Cash and temporary cash investments -
  end of period                             $ 23,771       $  13,489
                                            ========       =========


See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------

INVENTORIES
- -----------

     The following is a tabulation of inventories by class at February 26, 1995, February 27, 1994 and May 29, 1994 (In Thousands).




                                 February 26,   February 27,    May 29,
                                     1995           1994         1994
                                 ------------   ------------    --------
                                         (Unaudited)

Raw materials and supplies         $ 46,099       $ 48,749      $ 51,427

Materials in process                 80,724         81,493        49,654

Finished goods                      177,257        171,367       148,225
                                   --------       --------      --------

                                    304,080        301,609       249,306
Less:  Excess of current cost
       over stated value of
       last-in, first-out
       inventories                  (14,839)       (14,234)      (15,982)
                                   --------       --------      --------

Total inventories                  $289,241       $287,375      $233,324
                                   ========       ========      ========


Inventories at February 27, 1994 and May 29, 1994 have been reclassified to conform with the February 26, 1995 presentation.

LEGAL PROCEEDINGS
- -----------------

     See PART II, Item 1 for a discussion of pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        A.)      Liquidity and Capital Resources

                 As of February 26, 1995, there has been no material overall change in the Registrant's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994. Borrowings outstanding under bank lines of credit at the end of fiscal 1994 were used principally to fund 1994 business acquisitions. The Registrant entered into a $150 million bank revolving credit agreement in the first quarter 1995 which was refinanced during the third quarter this year with $300 million in syndicated bank credit agreements. Reflecting the commitment and borrowings under the bank credit agreements, $50 million was classified as long-term debt with the balance of the borrowings outstanding under said agreements classified as short-term debt. Cash and temporary cash investments were $23.8 million at February 26, 1995, a $12.8 million increase over the balance at May 29, 1994.

                 Working capital at February 26, 1995, was $159.7 million compared to $92.9 million at May 29, 1994. The increase in working capital reflects:

             1.) The reclassification to long-term obligations of $50 million in borrowing under the Company's syndicated bank agreements.

             2.) Increased inventories largely related to the normal seasonal pack in the Registrant's vegetable and pickle operations and

             3.) Increased cash and temporary cash investments balances.

        Inventories at February 26, 1995 approximated the inventories on hand at February 27, 1994.

                 The Registrant's debt-to-capital ratio was 24.8% at February 26, 1995, compared with 20.6% at May 29, 1994. Long-term obligations at February 26, 1995 totaled $184.9 million compared to $136.2 million at May 29, 1994. The increased long-term obligations resulted from the classification of the long-term portion of the bank revolving credit borrowing commitment ($50 million) less normal maturities.

        B.)      Results of Operations

                 Consolidated sales for the third quarter and for the nine month period ended February 26, 1995 increased 6.9% and 10.4% respectively over the same periods a year ago. Consolidated after-tax earnings for the third quarter declined 6.9% from the earnings of the third quarter last year. Consolidated after-tax earnings for the nine months ended February 26, 1995 increased 13.6% over earnings for the same period a year ago. The decreased third quarter earnings compared to the same period last year principally were the result of increased interest expense, lower operating results of the Registrants ice cream operations and an increase in the effective income tax rate. Earnings for the nine months ended February 27, 1994 included a charge of $1.5 million related to the tax provisions of the Revenue Reconciliation Act of 1993 and a net after-tax credit of $1.2 million related to the Registrant's adoption of new accounting principles for income taxes and postretirement benefits other than pension.

                 Sales of the Registrant's Dairy Products operations for the third quarter ($378.1 million) and for the nine months ($1.12 billion) increased 1.6% and 2.8% respectively over sales of the comparable period a year ago. The increased sales both for the quarter and the nine months principally were the result of increased unit sales volume offset by lower average selling during the current fiscal year reflecting lower raw milk costs this year. The nine month period ended February 26, 1995 also benefited from the sales of a dairy business acquired during fiscal year 1994 and a dairy business acquired during the first quarter this year.

                 Dairy Product's operating earnings declined in the third quarter principally due to competitive pressures on margins and costs associated with entry into new markets and the introduction of a new ice cream product line. Operating earnings for the nine months were slightly below last year because of lower third quarter earnings this year and a $1.7 million charge in the second quarter this year related to costs associated with the closure of two small fluid milk plants to align production capacities with the sales levels in the associated market areas. Raw milk supplies continue to be plentiful and raw milk costs are expected to remain below year ago levels. Improved ice cream earnings are anticipated with the seasonal increase in ice cream consumption and greater distribution of the new ice cream product line.

                 Sales of the Registrant's Specialty Food Products operations for the third quarter ($275.5 million) and for the nine months ended February 26, 1995 ($793.9 million) increased 13.1% and 22.5% respectively over sales of the comparable periods a year ago. The increased sales principally were the result of:

             1.) The sales of a vegetable operation acquired during the third quarter of fiscal 1994,

             2.) Higher selling prices for frozen vegetables reflecting market conditions, and

             3.) Increased sales of the Registrant's pickle and specialty products operation.

                 Specialty Foods Products earnings both for the third quarter and the nine months improved significantly over the earnings for the comparable periods a year ago. The improved earnings both for the third quarter and the nine months this year were principally the result of:

             1.) The earnings of a vegetable operation acquired during the third quarter of fiscal 1994, and

             2.) Improved earnings by the Registrant's pickle and specialty products operation.

        Margins a year ago were unfavorably impacted by weather-related costs, crop shortages and competitive market conditions. Margins this year improved as the result of improved pricing and more favorable crop related and plant processing costs compared to last year for both the vegetable and pickle operations as a result of the normal growing and harvest conditions this year.

                 Delivery, selling and administrative expenses for the third quarter and the nine months ended February 26, 1995, increased 13.9% and 17.1% respectively over comparable periods a year ago. The principal reasons for the increased expenses this year are:

             1.) Marketing and promotional expenses associated with a vegetable business acquired during the third quarter a year ago, and

             2.) Expenses associated with a Dairy Products and Specialty Food
                 Products businesses acquired in fiscal 1994 and a dairy operation acquired during the first quarter this year.

                 Interest expense for the third quarter ($6.3 million) and for the nine month period ended February 26, 1995 ($16.6 million) increased 40.3% and 49.2% respectively over interest expense of the comparable periods a year ago. The increased interest expense was the result of:

             1.) The interest on borrowings associated with business
                 acquisitions during fiscal year 1994 and first quarter this year,

             2.) Increased level of borrowings to meet seasonal crop
                 requirements associated with the increased sales of the Registrant's vegetable and pickle operations, and

             3). Higher prevailing interest rates this year as compared with rates during the corresponding periods a year ago.

                 The effective income tax rate for the third quarter was 41.9% compared with a rate of 39.1% for the same period a year ago. The effective tax rate for the nine month period ended February 26, 1995 was 41.3% compared to 40.7% for the same period a year ago. The effective income tax rate last year reflected the adoption in the first quarter last year of SFAS 109, "Accounting for Income Taxes" offset by the increased statutory corporate tax rate and the retroactive provisions of the Revenue Reconciliations Act of 1993. Additionally, last year's effective rate was favorably impacted by the non-taxable proceeds on a key-person life insurance policy of one of the former owners of an acquired enterprise. This year's third quarter tax rate was impacted by the difference in the tax basis and book basis of non-production related assets acquired in an acquisition which were sold during the third quarter. There was no book gain recognized on this sale. The effective income tax rate for the fourth quarter this year should exceed the effective tax rate for the fourth quarter last year, but should be lower than the effective rate for the third quarter this year.

                 On March 3, 1995, Timothy J. Bondy, the Company's Vice President - Finance, resigned from the Company. Mr. Bondy's resignation letter stated that he was resigning for personal reasons. The Company is currently seeking a replacement for Mr. Bondy. Dale I. Hecox, the Company's Treasurer has assumed many of Mr. Bondy's duties until a replacement is located.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.    Legal Proceedings
           -----------------

           There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Form 10-K Annual Report, for the fiscal year ended May 29, 1994.

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------

            a.)  Exhibits

                 Item 10 - Material Contracts

                 1) $100 Million Credit Agreement dated as of February 16, 1995

                 2) $200 Million Credit Agreement dated as of February 16, 1995

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

                                             DEAN FOODS COMPANY
                                             ------------------
                                                (Registrant)



DATE:  April 11, 1995                        /s/ Thomas L. Rose
       --------------                        ----------------------
                                             Thomas L. Rose
                                             President



DATE:  April 11, 1995                        /s/ Dale I. Hecox
       --------------                        ----------------------
                                             DALE I. HECOX
                                             Treasurer