Form 10-K405
period 1995-05-28
DEAN FOODS CO
filed 1995-08-28
CIK 27500

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      [FEE REQUIRED]

                    For the fiscal year ended May 28, 1995

                                      OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934 [NO FEE REQUIRED]

               For the transition period from ______________ to _____________

                         COMMISSION FILE NO.: 0-1118

                               DEAN FOODS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     36-0984820
       (STATE OF OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             3600 N. RIVER ROAD,                                  60131
           FRANKLIN PARK, ILLINOIS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (708) 678-1680

     SECURITIES REGISTERED PURSUANT TO SECTIONS 12(B) AND 12(G) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
--------------------------------------------------------------------------------------------
     Common Stock, Par Value $1 Per Share                New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  X      NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The number of shares of Common Stock, Par Value $1 Per Share, of the Registrant outstanding as of August 11, 1995 was 40,125,448. The aggregate market value of such outstanding shares on August 11, 1995 was $1.15 billion, based upon the closing price for the Common Stock on the New York Stock Exchange on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference in the respective Parts hereof indicated:

        1. Registrant's Annual Report to Shareholders for Fiscal Year Ended May 28, 1995 (referred to herein as the "Company's Fiscal 1995 Annual Report"): Part I and Part II

        2. Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on October 3, 1995 (referred to herein as the "Company's 1995 Proxy Statement"): Part III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Dean Foods Company and its subsidiaries ("the Company") is engaged in the processing, purchase and distribution of dairy and specialty food products.

     The Company's principal products are Dairy Products (fluid milk, specialty dairy products and ice cream) and Specialty Food Products (frozen and canned vegetables; pickles, relishes and specialty items; powdered products; and sauces, puddings and dips). A significant portion of the Company's products are sold under private labels. The Company also operates a trucking business hauling less-than-truckload freight, concentrating primarily on refrigerated and frozen cartage.

     The predecessor to Dean Foods Company was incorporated in Illinois in 1925. Acquisitions have been an important factor in the Company's strategy. The Company does not have specific acquisition criteria, but generally focuses on food companies having a well-established reputation for quality products and service.

     The Company has made 12 acquisitions in the last five years. During fiscal 1995, the Company acquired the business and assets of a dairy processor located in Clovis, New Mexico and Rio Grande Foods, Inc., a frozen vegetable processor located in McAllen, Texas. During fiscal 1994, the Company acquired Longlife Dairy Products of Jacksonville, Florida, an ultra-high temperature (UHT) processor of specialty dairy products, the Birds Eye frozen vegetable business and the Bennett's premium sauce line. During fiscal year 1993, the Company acquired W. B. Roddenbery Co., Inc. of Cairo, Georgia, a processor of pickles, peanut butter, boiled peanuts and syrups and acquired an East Coast replacement sour cream product line. In fiscal year 1992, the Company acquired Meadow Brook Dairy Company, a dairy processor with plants in Pennsylvania and New York; and Frio Foods, Inc., a Texas frozen vegetable processor. In fiscal year 1991, the Company acquired a fluid milk and ice cream business located in Utah and Nevada operating as Cream o'Weber; Ready Food Products, Inc., a UHT processor of specialty dairy products; and Pilgrim Farms, Inc., an Indiana pickle processor. The results of operations of these acquisitions, from their respective dates of acquisition, have been included in the Company's results of operations.

     With one exception, these companies, businesses and assets were acquired for cash, installment notes or a combination thereof. In fiscal 1993, the Company exchanged 535,000 shares of its common stock for all the outstanding shares of W. B. Roddenbery Co., Inc.

     Information regarding the Company's Dairy Products and Specialty Food Products business segments for the last three fiscal years is set forth in the Company's Fiscal 1995 Annual Report (Exhibit 13a hereto) at page 33 in the note to consolidated financial statements captioned "Business Segment Information". Such information, excluding the first sentence of such note, is hereby incorporated herein by reference.

DAIRY PRODUCTS BUSINESS SEGMENT

Fluid Milk and Specialty Dairy Products

     The Company processes raw milk and other raw materials into fluid milk and specialty dairy products. The Company believes that it is the largest fluid milk processor in the United States. Although industry data is not available, the Company estimates that it has a 5% market share in domestic fluid milk. Included in the fluid products category is homogenized, low-fat and skim milk plus buttermilk, chocolate milk and juice products. Specialty dairy products include cottage cheese, yogurt, portion control cream cheese and sour cream, all cultured fresh dairy products, and an assortment of UHT processed and aseptic packaged products. The specialty dairy UHT products include whipping creams, half and half, aerosol toppings, coffee creamers, flavored milks and lactose-reduced milks.

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

     The fluid milk and specialty dairy products business is extremely competitive and productivity is therefore very important. The Company continues to reinvest a substantial portion of its total capital budget in its dairy plants and distribution systems to maintain and improve efficiencies. Major capital projects during fiscal 1995 included additional processing equipment and costs related to plant consolidation of the Lubbock and San Angelo, Texas dairy processing plants, a cooler expansion at the Rochester, Indiana dairy plant, a waste water treatment system at the Belleville, Pennsylvania dairy plant and computer equipment at the Florida dairy operations. Capital expenditure projects for 1994 included cooler expansions at its Evart, Michigan; Chemung, Illinois; and Louisville, Kentucky dairy plants; corrugated caser and palletizer at its El Paso, Texas dairy plant; blowmold packaging equipment at its Rochester, Indiana dairy plant and construction of a dairy distribution and cooler facility in Greenville, South Carolina. Major capital projects during fiscal 1993 included completion of a cooler expansion at its Orlando, Florida dairy operations; additional processing capacity at its Sharpsville, Pennsylvania dairy plant; and additional processing equipment at the Company's Philadelphia, Pennsylvania UHT operation and at its Albuquerque, New Mexico dairy plant.

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

     Sales of fluid milk to unaffiliated customers for the fiscal years 1995, 1994 and 1993 were $1,081 million, $1,077 million and $1,070 million, respectively. Sales of specialty dairy products to unaffiliated customers for fiscal 1995, 1994 and 1993 were $213 million, $184 million and $168 million, respectively.

Ice Cream

     The Company produces packaged and bulk ice cream products which are sold through supermarkets, convenience stores, smaller retail grocery outlets, restaurants and other foodservice users. The product line includes ice cream (regular, light, reduced fat, lowfat and non-fat), fruit sherbets, frozen yogurts, and novelties made with ice cream, sherbet and ices. These products are sold under a variety of regional brands and numerous private labels in the Midwest, Mid-South, Southeast, Southwest, the Caribbean and parts of the Rocky Mountain states under numerous well-established brands. Such brands include Dean, Country Charm, Gandy's, Creamland, Cream o'Weber, Bell, Price's, Fitzgerald, Mayfield, Fieldcrest, McArthur/T. G. Lee, Reiter, Verifine, Carnival and Calypso. During 1995, the Company introduced the Guilt Free brand of non-fat and no sugar added ice cream products. Sales of ice cream products are substantially greater during the summer months than during the rest of the year.

     Additionally, the Company produces and supplies Baskin-Robbins ice cream products in the Midwest and Southwest.

     Capital expenditures during fiscal 1995 included plant expansion and replacement of refrigeration equipment at the Belvidere, Illinois ice cream plant. Major projects in 1994 included a stick novelty line, freezer expansion and new distribution facilities in Athens, Tennessee and new processing equipment in Akron, Ohio. Capital expenditure projects in fiscal 1992 included expansion of ice cream production capacity at the Company's Akron, Ohio operation.

     Sales to unaffiliated customers for the fiscal years 1995, 1994 and 1993 were $220 million, $208 million and $199 million, respectively.

SPECIALTY FOOD PRODUCTS BUSINESS SEGMENT

Frozen and Canned Vegetables

     The Company processes and markets frozen and canned vegetables consisting of corn, peas, green beans, carrots, beets, spinach, peas and carrots, green lima beans and various mixed vegetable blends. Additional products in the frozen vegetable line include asparagus, broccoli, Brussels sprouts, cauliflower, fordhook lima beans, southern greens, okra, crowder and black-eyed peas, celery and vegetable blends with pasta and with rice. The processing and canning of fresh vegetables is seasonal in nature, with most of the canning activity in the Midwest occurring during and shortly after harvesting periods. The Company believes the geographic diversity of its plants and growing areas provides the ability to balance production. The packaging of processed frozen vegetables occurs year-round. As a result of the seasonal nature of the vegetable business, inventory levels vary significantly during the year.

     Frozen vegetables account for approximately 76% of the total vegetable sales. The Company is the largest frozen vegetable processor in the United States and the third largest vegetable processor overall. Products are marketed under several brand names including Birds Eye, Veg-All, Freshlike, Larsen, Rancho Fiesta and Shaw, as well as under customer brand names or in-house brands. The Company's Birds Eye vegetable brand is marketed throughout the United States. The Company's canned mixed vegetable, Veg-All, is marketed in all major and secondary markets throughout the United States, while Veg-All frozen and canned single vegetable items are marketed in the Southeast and the South. The Freshlike canned and frozen vegetable line is marketed primarily in the Midwest, Pennsylvania, West Virginia and Texas. Other vegetable products are marketed under private labels or in-house brands throughout the United States and exported to the Far East, Mid-East, Europe, Mexico, Canada and the Caribbean. Retail or consumer sizes are distributed for ultimate sales to consumers through chain and independent retail stores and include Company brands and buyers' brands of all products. Institutional customers, including hotels, restaurants, in-plant feeding programs, and schools are serviced through foodservice distributors with products packaged in larger containers.

     During fiscal 1995, major capital expenditures included the completion of the new carrot line in Uvalde, Texas and a waste water treatment plant in Celaya, Mexico. Major capital projects in 1994 included the installation of a carrot processing line at Uvalde, Texas and an expansion of the office facilities in Green Bay, Wisconsin. Fiscal 1993 and 1992 capital expenditures included the construction of a waste water treatment facility at the Company's Bellingham, Washington location.

     Sales to unaffiliated customers for fiscal years 1995, 1994 and 1993 were $534 million, $415 million and $347 million, respectively.

Pickles, Relishes and Specialty Items

     The Company is one of the largest pickle processors and marketers in the United States with sales nationwide. Pickles, relishes, pickled peppers and other assorted specialty items are sold under several brand names, including Roddenbery, Peter Piper, Heifetz, Pesta, Atkins, Whitfield, Aunt Jane's, Ma Brown, Tree, Rainbo, Cates and Dailey. Products are also sold for private label distribution to retail grocery store chains, wholesalers and the foodservice industry and in bulk to other food processors. Late in fiscal 1993 the Company acquired W. B. Roddenbery Co., Inc., located in Cairo, Georgia, a processor of pickles, boiled peanuts and syrups. During fiscal 1992 the Company's Green Bay Food Company became the exclusive U.S. marketer of green olives for a leading Spanish olive packer.

     Major capital expenditure projects during fiscal 1995 included the installation of processing equipment at the Company's Cairo, Georgia plant. Fiscal 1994 capital expenditures included the construction of a new processing room at the Company's LaJunta, Colorado plant. Major capital expenditures in fiscal 1993 included installation of processing equipment at the Company's Plymouth, Indiana plant and construction of administrative office facilities at its Atkins, Arkansas location. In fiscal 1992, additional warehouse capacity was added at its Atkins, Arkansas location.

     The processing of pickle products is seasonal, dependent to a large extent upon the growing season of cucumbers in the summer months. Inventories are therefore higher in the fall and winter months than in the spring and early summer.

     The Company markets a number of specialty sauces, including shrimp, seafood, tartar, horseradish, chili and sweet and sour sauces, in the Eastern, Midwestern and Southern United States to retail grocers. Products are sold under the Bennett's and Hoffman House brand names.

     Sales to unaffiliated customers for the fiscal years 1995, 1994 and 1993 were $367 million, $353 million and $304 million, respectively.

Powdered Products

     Non-dairy coffee creamers are the Company's principal powdered products. Powdered premium and low-fat products are sold primarily under private labels to vending operators, office beverage service companies and institutional foodservice distributors with national distribution which supply restaurants, schools, health care institutions, hotels and vending and fast-food operations. Non-dairy creamers are also sold for private label distribution to all classes of the retail trade and sold in bulk to a number of other food companies for use as an ingredient in their food products. During fiscal 1995, the Company developed and commenced marketing a full line of flavored non-dairy coffee creamers. Powdered products are also sold to international customers in Australia, Canada, the Far East, Mexico, South America, Europe and the Middle East. The Company believes that it is the largest manufacturer of non-dairy coffee creamers in the United States. The Company's non-dairy coffee creamers are an economical and convenient substitute for milk and cream. They require no refrigeration and have long shelf lives.

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

     Sales to unaffiliated customers for the fiscal years 1995, 1994 and 1993 were $110 million, $100 million and $88 million, respectively.

Sauces, Puddings and Dips

     The Company's aseptic products primarily include ready-to-serve natural cheese sauces, puddings and other specialty sauces which are sterilized under a process which allows storage for prolonged periods without refrigeration. Aseptic products are sold nationwide, primarily under private labels to distributors which supply restaurants, schools, hotels and other segments of the foodservice industry. Major capital expenditures in fiscal 1995 and 1994 include a multi-phase project to significantly upgrade the Dixon, Illinois facility with the completion of a new batch make-up room.

     The Company manufactures vegetable-fat-based party dips, low-fat sour cream and sour cream replacements at its Rockford, Illinois facility. These products are sold nationally, but primarily east of the Rockies, under the Dean's, King and private label brands in supermarkets and other retail outlets through distributor or direct warehouse delivery. Dean brand vegetable-fat-based dips, available in regular, lowfat and non-fat varieties, have the leading market position nationwide. In fiscal 1995, the Company introduced Birds Eye Veggie Dip, sold in the produce section of grocery stores.

     Sales to unaffiliated customers for the fiscal years 1995, 1994 and 1993 were $74 million, $69 million and $67 million, respectively.

Corporate and Other

     DFC Transportation Company, a trucking subsidiary of the Company, operates nationwide with a fleet of approximately 110 tractors and 214 trailers, providing less-than-truckload refrigerated and frozen cartage service. Its customers include food and industrial companies. A significant portion of its revenues are derived from the brokerage of various types of freight. During the fourth quarter of 1992, the Company decided to terminate operation of the refrigerated truckload transportation portion of its trucking business and a charge to earnings was provided for the costs associated with such termination.

     Revenues for the trucking division from unaffiliated customers in fiscal years 1995, 1994 and 1993 were $22 million, $20 million and $21 million, respectively. Revenues relating to hauling products for other divisions and subsidiaries of the Company have been eliminated.

     Also included in Corporate and Other are sales of canned meats processed under bid contracts with the federal government. Such sales vary greatly from year to year because of the nature of the federal government's procurement practices. Margins are small since these contracts are taken primarily to absorb overhead of the Company's canning operation during seasonally idle periods of production. Sales in fiscal years 1995, 1994 and 1993 were $9 million, $5 million and $10 million, respectively.

RAW MATERIALS AND SUPPLIES

     The Company's business is dependent upon obtaining adequate supplies of raw and processed agricultural products. Historically, the Company has been able to obtain adequate supplies of agricultural products.

     Raw milk and other agricultural products are generally purchased directly from farmers and farm cooperatives. The Company does not have long-term purchase contracts for agricultural products. The price of raw milk is extensively regulated. Raw milk costs fell substantially in the first quarter of fiscal 1995 remaining stable throughout the balance of the year. In fiscal 1994, raw milk costs exceeded fiscal 1993 levels during the first quarter, fell in the second quarter and then increased significantly during the last half of the year, remaining higher than fiscal 1993 levels. Raw milk costs rose slightly during the first part of fiscal 1993, declining somewhat during the latter part of the year as costs were moderately higher than fiscal 1992 cost levels.

     The Company produces most of its plastic gallon and half-gallon container requirements for its fluid milk business. Can requirements for canned vegetables are primarily furnished by three can manufacturers, and glass containers for pickles and related products are purchased from one main supplier, as required, at competitive prices.

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

     In its vegetable and pickle operations, the Company supplies seed to and advises growers regarding planting techniques, monitors and arranges for the control of insects, directs the harvest, and, for some crops, provides automated harvesting service. Vegetable supplies are largely dependent on regional weather and growing conditions. Although weather-related delays and crop conditions have been encountered this year in certain growing areas, early indications are that supplies will be adequate and fiscal 1996 raw crop costs should approximate fiscal 1995 raw crop cost levels. Weather-related crop shortages and harvest delays in the Midwest growing region resulted in higher fiscal 1994 profit margins in the Company's vegetable business. Industry-wide inventories of certain vegetables were high during fiscal years 1993 and 1992 which resulted in decreased profit margins. The prices of raw cucumbers increased in fiscal 1995 as a result of weather-related costs after being relatively stable during the two previous fiscal years.

DISTRIBUTION

     Dairy Products are principally delivered to grocery chain stores or warehouses directly from the Company's processing plants by the Company, in trucks which it owns or leases, and by independent distributors. In certain states, products are also delivered to the Company's distribution branches from which distribution is then made to customers. The Company has continued its efforts to streamline its distribution system for Dairy Products. Major economies have been effected in recent years through consolidation of distribution branches and routes, with emphasis on direct truck delivery to retail stores and warehouses of grocery chains. The Company's Specialty Food Products are delivered to warehouses and food distributors by the Company's fleet of trucks and outside freight carriers. Inventories of frozen and canned vegetables are maintained by the Company in warehouses throughout the country in order to maintain a ready supply for rapid delivery to local retailers.

COMPETITION

     The Company's business is highly price competitive with relatively low operating margins. Quality and customer service are important factors in securing and maintaining business. An important aspect of the Company's service to customers is computer ordering, shipping and billing systems. Referred to in the food industry as "Efficient Consumer Response", the Company has over the last few years made a substantial commitment to these areas. The Company's Dairy Products business operates in a number of different geographical markets, competing in some against national companies and in others against regional or local companies. In certain markets, some supermarket chain stores have their own dairy products processing plants. Generally, in each major market and product class there are a number of competitors, some of which have greater sales and assets than the Company's operations in that market. The Company's Specialty Food Products are marketed nationwide and internationally. The degree of penetration and competitive conditions in each market varies, but the Company does not consider that it has any material competitive advantage in any of its major markets or product classes.

EMPLOYEES

     The Company has approximately 11,800 full-time employees, of whom approximately 4,200 are represented by the International Brotherhood of Teamsters and other unions under thirty-nine collective bargaining agreements. Thirteen of these agreements expire during fiscal 1996. These include agreements with employees at Central Illinois; Rochester, Indiana; Salt Lake City, Utah; Albuquerque, New Mexico; Akron, Ohio; Las Vegas, Nevada; Erie, Pennsylvania and Murray, Kentucky dairy plants; Atkins, Arkansas and Plymouth, Indiana pickle product plants; Waseca, Minnesota; Fulton, New York and Bellingham, Washington vegetable products plants. Generally, the Company considers its employee relations to be good.

     The Company has approximately 7,200 seasonal positions at its vegetable operations and its pickle processing plants, principally during the summer months. In recent years, the Company has experienced difficulties in meeting seasonal employee needs. The Company estimates that three individuals are hired for each seasonal position. A number of strategies have been employed to retain seasonal employees including incentive programs and employee sharing programs.

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

ITEM 2. PROPERTIES.

     The Company owns fifty-six of its processing plants (four of which are subject to mortgage) and leases the other three under leases expiring from fiscal 1997 through fiscal 2011. The Company has various distribution branches and storage warehouses located throughout the country, some of which are owned and some leased. The Company considers its properties suitable and adequate for the conduct of its business. A number of the vegetable canning production facilities are operated only during the vegetable intake season. All other production facilities are principally operated at or near capacity levels, but generally on the basis of fewer than three shifts per day.

     Further information relating to the Company's leases is contained in the note to consolidated financial statements captioned "Leases" appearing in the Company's Fiscal 1995 Annual Report (Exhibit 13a hereto) on page 32. Such information is hereby incorporated herein by reference.

     The locations of the Company's processing facilities, by product category within business segments, are set forth below:

                                       DAIRY PRODUCTS

Fluid Milk and Specialty Dairy
     Jacksonville, Florida                         Barberton, Ohio
     Miami, Florida                                Springfield, Ohio
     Orange City, Florida                          Belleville, Pennsylvania
     Orlando, Florida                              Erie, Pennsylvania
     Chemung, Illinois                             Philadelphia, Pennsylvania
     Huntley, Illinois                             Sharpsville, Pennsylvania
     Rockford, Illinois                            Athens, Tennessee
     Rochester, Indiana                            El Paso, Texas
     Louisville, Kentucky                          Lubbock, Texas
     Murray, Kentucky                              Salt Lake City, Utah
     Evart, Michigan                               St. Thomas, Virgin Islands
     Albuquerque, New Mexico                       Sheboygan, Wisconsin
     Clovis, New Mexico

Ice Cream
     Ft. Lauderdale, Florida                       Athens, Tennessee
     Belvidere, Illinois                           Lubbock, Texas
     Albuquerque, New Mexico                       St. Thomas, Virgin Islands
     Barberton, Ohio

                                  SPECIALTY FOOD PRODUCTS

Frozen and Canned Vegetables
     Oxnard, California                            Brillion, Wisconsin
     Watsonville, California                       Cambria, Wisconsin
     Hartford, Michigan                            Cedar Grove, Wisconsin
     Arlington, Minnesota                          Darien, Wisconsin
     Waseca, Minnesota                             Fairwater, Wisconsin
     Fulton, New York                              Fort Atkinson, Wisconsin
     McAllen, Texas                                Green Bay, Wisconsin
     Uvalde, Texas                                 Hortonville, Wisconsin
     Bellingham, Washington                        Celaya, Mexico
     Bloomer, Wisconsin

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

Powdered Products
     Pecatonica, Illinois                          Wayland, Michigan
     Rockford, Illinois

Sauces, Puddings and Dips
     Dixon, Illinois                               Rockford, Illinois

     Distribution branches for Dairy Products are located in Alabama, Florida, Georgia, Idaho, Illinois, Nevada, New Mexico, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia.

     Specialty Food Products distribution warehouses are maintained adjacent to many processing plants with public warehouses utilized throughout the United States for further distribution of vegetable and pickle products. The Company maintains powdered product distribution branches in Arkansas, Illinois, Kentucky, Michigan, Texas and Utah. A Company-owned transportation terminal and maintenance facility is located in Illinois.

ITEM 3. LEGAL PROCEEDINGS.

     Information on legal proceedings is contained in the Company's Fiscal 1995 Annual Report (Exhibit 13a hereto) on page 32 in the note to consolidated financial statements captioned "Commitments and Contingent Liabilities". Such information is hereby incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 28, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's executive officers is set forth in Item 10 of Part III of this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol DF. The range of Common Stock sales prices for each of the quarters during the past two fiscal years (as reported by the New York Stock Exchange) and the frequency and amount of Common Stock dividends declared the past two fiscal years are set forth under the caption "Quarterly Financial Data" at page 34 of the Company's Fiscal 1995 Annual Report (Exhibit 13a hereto) in the rows captioned "Stock Price Range" and "Dividend Rate". Such rows and the column and row captions related thereto are hereby incorporated herein by reference.

     The approximate number of holders of record of the Company's Common Stock on August 11, 1995, was 9,921.

     Restrictions on the Company's ability to pay dividends on its Common Stock are described in the first paragraph of the "Borrowing Arrangements" note to the consolidated financial statements at page 28 of the Company's Fiscal 1995 Annual Report (Exhibit 13a hereto), which paragraph is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data for each of the Company's last five fiscal years is set forth at page 35 of the Company's Fiscal 1995 Annual Report (Exhibit 13a hereto) under the caption "Summary of Operations". Such selected financial data is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A discussion of the Company's financial condition, cash flows and results of operations, including information with respect to liquidity and capital resources, is set forth at pages 18 through 21 of the Company's Fiscal 1995 Annual Report (Exhibit 13a hereto) under the caption "Financial Review", which discussion is hereby incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheets as of May 28, 1995 and May 29, 1994 and related consolidated statements of income, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended May 28, 1995, and the notes thereto, together with the report thereon of independent accountants, are set forth on pages 22 through 34 of the Company's Fiscal 1995 Annual Report (Exhibit 13a hereto). Such financial statements, notes thereto, and the report thereon of independent accountants are hereby incorporated herein by reference.

     Five-year summary of selected financial data is set forth on page 35 of the Company's Fiscal 1995 Annual Report (Exhibit 13a hereto) and is hereby incorporated herein by reference.

     Financial data for each quarter within the two most recent fiscal years is set forth under the caption "Quarterly Financial Data" at page 34 of the Company's Fiscal 1995 Annual Report (Exhibit 13a hereto) in the rows captioned "Net Sales", "Gross Profit", "Net Income" and "Per Common Share Data: Net Income". Such rows and row captions related thereto are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's directors (including nominees for election at the Company's Annual Meeting of Stockholders to be held October 3,
1995) is set forth at pages 1 through 6 of the Company's 1995 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS". Such information is hereby incorporated herein by reference.

     Information supplied by the Company's executive officers who are not also directors of the Company concerning their ages, business experiences, and periods of service as executive officers is as follows:

                                                                                       SERVED IN
                                                        POSITION WITH                SUCH POSITION
                                                         THE COMPANY           AGE       SINCE
                                                 ---------------------------   ----  -------------
Eric A. Blanchard..............................  Vice President,                 39           1993
                                                 Secretary and
                                                 General Counsel
Jenny L. Carpenter.............................  Vice President,                 49           1995
                                                 Sales and Marketing
                                                 Specialty Food Products
Gary A. Corbett................................  Vice President                  47           1993
                                                 Governmental and
                                                 Dairy Industry Relations
Gary D. Flickinger.............................  Vice President                  53           1993
                                                 Production
Daniel E. Green................................  Group Vice President            50           1992
                                                 Specialty Dairy Division
James R. Greisinger............................  Group Vice President            54           1992
                                                 and President of Dean
                                                 Pickle and Specialty
                                                 Products Company
Dale I. Hecox..................................  Treasurer                       63           1985
Charles D. Kinser..............................  Vice President                  63           1995
                                                 Engineering
George A. Muck.................................  Vice President                  57           1970
                                                 Research & Development
Douglas A. Parr................................  Vice President                  53           1993
                                                 Sales & Marketing--
                                                 Milk and Ice Cream
Dennis J. Purcell..............................  Vice President                  52           1993
                                                 Sales--National Accounts
Roger A. Ragland...............................  Group Vice President            61           1995
                                                 International Sales
Jeffrey P. Shaw................................  Group Vice President            38           1992
                                                 and President of Dean Foods
                                                 Vegetable Company

     Each of the executive officers, including executive officers who are also directors, was elected to serve as an executive officer until the next annual meeting of directors, scheduled for October 3, 1995.

     All of the Company's executive officers listed in Part III, Item 10 have been employees of the Company for more than five years, with the exception of Mr. Parr. Prior to assuming their current positions, Mr. Blanchard was the Company's secretary and general counsel; Ms. Carpenter was the Company's Director of Marketing and Sales--Specialty Foods Division; Mr. Corbett was in the Company's sales administration management; Mr. Flickinger was the Director of Production--Dairy and a divisional general manager; Mr. Green was the Company's Vice President, Corporate Planning and Development and previously held positions of a marketing executive, divisional general manager and the Company's Director of Research; Mr. Greisinger was a Company Vice President and President of Dean Pickle and Specialty Products Company; Mr. Kinser was the Company's Director of Engineering; Mr. Purcell was Senior Vice President of Sales and Marketing of Dean Pickle and Specialty Products Company; Mr. Ragland was a divisional sales vice president; Mr. Shaw was President of the Company's Richard
A. Shaw, Inc. subsidiary, which was subsequently merged into Dean Foods Vegetable Company.

     Mr. Parr has been employed by the Company since 1992. Prior to assuming his present duties he was a Company regional sales manager. Mr. Parr, prior to his employment by the Company, was the Vice President--Western Zone Dairy Group of Borden, Inc., a diversified food and dairy company.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding the cash compensation of the Company's executive officers, compensation pursuant to plans and compensation of the Company's directors (including nominees for election at the Company's Annual Meeting of stockholders to be held October 3, 1995) is set forth in the Company's 1995 Proxy Statement at pages 5 through 6 under the caption "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS" and at pages 6 through 13 under the caption "EXECUTIVE COMPENSATION." Such information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is set forth in the Company's 1995 Proxy Statement at pages 18 and 19 under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain transactions is set forth in the Company's 1995 Proxy Statement at page 17 under the caption "CERTAIN TRANSACTIONS." Such information is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report. The page number, if any, listed opposite a document indicates the page number in the sequential numbering system in the manually signed original of this Report where such document can be found.

                                                                                PAGE
                                                                                 NO.
                                                                                -----
(1)    Financial Statements
       The consolidated balance sheets at May 28, 1995 and May 29, 1994, the related consolidated statements of income, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended
       May 28, 1995, and the notes thereto, together with the report thereon of Price Waterhouse dated June 26, 1995, as incorporated by reference in Part II, Item 8 of this Report.
(2)    Financial Statement Schedules
       Report of independent accountants on financial statement                    15
       Schedule VIII--Valuation and qualifying accounts                            16
       All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.
       Separate financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the
       Registrant or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at May 28, 1995, except for indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.
(3)    Exhibits
       See Exhibit Index                                                        17-18
(b)    Reports on Form 8-K.
(1)    Registrant filed a Current Report on Form 8-K, dated April 20, 1995, with respect to the Registrant's filing of a Prospectus Supplement to
       Prospectus dated April 13, 1995, filed with the Securities and
       Exchange Commission relating to the issuance of $200 Million Senior
       Medium-Term Notes, Series A.
(2)    Registrant filed a Current Report on Form 8-K, dated June 14, 1995.
       Form 8-K, Item 7 exhibits (filed in connection with the Company's
       Registration Statement on Form S-3, Reg. No. 33-57353, as amended, originally filed with the Commission on January 19, 1995) included the
       Underwriting Agreement dated June 14, 1995, between Dean Foods Company and Morgan Stanley & Co., Incorporated and J.P. Morgan Securities,
       Inc. relating to issuance of $100 Million aggregate principal amount of 6 3/4% Senior Notes Due June 15, 2005 and the Form of 6 3/4% Senior
       Notes Due June 15, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEAN FOODS COMPANY

                                          By:           THOMAS L. ROSE

                                            ------------------------------------
                                                       Thomas L. Rose
                                               (President and Chief Operating
                                                           Officer)

Date: August 25, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               SIGNATURE                                 TITLE                       DATE
----------------------------------------     -----------------------------     ----------------
             HOWARD M. DEAN                  Chairman of the Board and         August 25, 1995
----------------------------------------     Director
             Howard M. Dean

            LEWIS M. COLLENS                 Director                          August 25, 1995
----------------------------------------
            Lewis M. Collens

             PAULA H. CROWN                  Director                          August 25, 1995
----------------------------------------
             Paula H. Crown

           WILLIAM D. FISCHER                Director                          August 25, 1995
----------------------------------------
           William D. Fischer

          JOHN P. FRAZEE, JR.                Director                          August 25, 1995
----------------------------------------
          John P. Frazee, Jr.

              BERT A. GETZ                   Director                          August 25, 1995
----------------------------------------
              Bert A. Getz

           ANDREW J. MCKENNA                 Director                          August 25, 1995
----------------------------------------
           Andrew J. McKenna

          THOMAS A. RAVENCROFT               Senior Vice President and         August 25, 1995
----------------------------------------     Director
          Thomas A. Ravencroft

             THOMAS L. ROSE                  President and Director            August 25, 1995
----------------------------------------
             Thomas L. Rose

         JOHN S. LLEWELLYN, JR.              Director                          August 25, 1995
----------------------------------------
         John S. Llewellyn, Jr.

           ALEXANDER J. VOGL                 Director                          August 25, 1995
----------------------------------------
           Alexander J. Vogl

             DALE I. HECOX                   Treasurer--Principal              August 25, 1995
----------------------------------------     Accounting Officer
             Dale I. Hecox

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  Dean Foods Company

     Our audits of the consolidated financial statements referred to in our report dated June 26, 1995 appearing on page 34 of the Dean Foods Company Annual Report to Shareholders for Fiscal Year Ended May 28, 1995 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois
June 26, 1995

                      DEAN FOODS COMPANY AND SUBSIDIARIES
                            ------------------------

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                                                     AMOUNT
                                                                    CHARGED
                                                    BALANCE AT     (CREDITED)     ACCOUNTS     BALANCE
                                                    BEGINNING       TO COSTS      WRITTEN      AT END
                 CLASSIFICATION                     OF PERIOD     AND EXPENSES      OFF       OF PERIOD
-------------------------------------------------   ----------    ------------    --------    ---------
                                                                      (IN THOUSANDS)
FISCAL YEAR ENDED MAY 28, 1995
Allowance for doubtful accounts and notes
  receivable.....................................     $3,918          $666         $  327      $ 4,257
Allowance for doubtful long-term receivables.....         --            --             --           --
                                                      ------          ----         ------      -------
Total reserves deducted in balance sheet from
  assets to which they apply.....................     $3,918          $666         $  327      $ 4,257
                                                      ======          ====         ======      =======
FISCAL YEAR ENDED MAY 29, 1994
Allowance for doubtful accounts and notes
  receivable.....................................     $4,470          $326         $  878      $ 3,918
Allowance for doubtful long-term receivables.....          4            (4)            --           --
                                                      ------          ----         ------      -------
Total reserves deducted in balance sheet from
  assets to which they apply.....................     $4,474          $322         $  878      $ 3,918
                                                      ======          ====         ======      =======
FISCAL YEAR ENDED MAY 30, 1993
Allowance for doubtful accounts and notes
  receivable.....................................     $5,331          $833         $1,694      $ 4,470
Allowance for doubtful long-term receivables.....         26           (22)            --            4
                                                      ------          ----         ------      -------
Total reserves deducted in balance sheet from
  assets to which they apply.....................     $5,357          $811         $1,694      $ 4,474
                                                      ======          ====         ======      =======

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

                                                                                                 PAGE NO.
                                                                                                 --------
  (3)   Articles of Incorporation and By-Laws
        a. Dean Foods Company Restated Certificate of Incorporation dated February
           8, 1988 (filed as Exhibit 3(a) to Registrant's Form 10-K Annual Report for
           Fiscal Year Ended May 29, 1988 and incorporated herein by reference)
        b. By-Laws of Registrant, as amended December 2, 1988 (filed as Exhibit
           3(b) to the Registrant's Form 10-K Annual Report for Fiscal Year Ended May
           28, 1989 and incorporated herein by reference)
  (4)   Instruments defining the rights of security holders, including indentures
        a. Rights Agreement dated July 28, 1988 (filed as Exhibit 4(a) to the
           Registrant's Form 10-K Annual Report for Fiscal Year Ended May 28, 1989 and
           incorporated herein by reference)
        b. Amendment dated December 1, 1989, to Rights Agreement dated July 28,
           1988 (filed as exhibit 4(b) to Registrant's Form 10-K Annual Report for
           Fiscal Year Ended May 27, 1990 and incorporated herein by reference)
 (10)   Material contracts
        a. Amended and Restated Dean Foods Company Management Deferred Compensation
           Plan, dated as of June 1, 1994 (filed as Exhibit 10(a) to Registrant's
           Form 10-K Annual Report for Fiscal Ended May 29, 1994 and incorporated herein by reference)
        b. Dean Foods Company Retirement Plan for Certain Directors (filed as
           Exhibit 10(a) to Registrant's Form 10-K Annual Report for Fiscal Year
           Ended December 28, 1985 and incorporated herein by reference)
        c. Form of Agreement dated March 17, 1986, between Registrant and each of its current executive officers (filed as Exhibit 10(b) to Registrant's Form
           10-K Annual Report for Fiscal Year Ended December 28, 1985 and
           incorporated herein by reference)
        d. Form of Indemnification Agreement between Registrant and each of its directors and officers serving at any time after October 5, 1987 (filed as Exhibit 10(m) to Registrant's Form 10-K Annual Report for Fiscal Year
           Ended May 29, 1988, and incorporated herein by reference)
        e. Amended and Restated Dean Foods Company Directors Deferred Compensation
           Plan, dated March 25, 1988 (filed as Exhibit 10(j) to Registrant's Form
           10-K Annual Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)
        f. Dean Foods Company Supplemental Benefit Plan for eligible officers, as amended and restated on May 24, 1991 (filed as Exhibit 10(k) to
           Registrant's Form 10-K Annual Report for Fiscal Year ended May 26, 1991 and incorporated herein by reference)
        g. Dean Foods Company Supplemental Incentive Compensation Plan for certain officers, as amended March 31, 1989 (filed as Exhibit 10(l) to
           Registrant's Form 10-K Annual Report for Fiscal Year Ended May 28, 1989
           and incorporated herein by reference)

                                                                                      PAGE NO.
                                                                                      --------
        h. Dean Foods Company Director Stock Option Plan, dated September 30, 1992
           (filed as Exhibit 10(i) to Registrant's Form 10-K Annual Report for
           Fiscal Year ended May 30, 1993 and incorporated herein by reference)

        i. $100 Million Credit Agreement dated February 16, 1995 (filed as Exhibit
           10(1) to Registrant's Form 10-Q Quarterly Report for Quarterly Period Ended
           February 26, 1995 and incorporated herein by reference)

        j. $200 Million Credit Agreement dated February 16, 1995 (filed as Exhibit
            10(2) to Registrant's Form 10-Q Quarterly Report for Quarterly Period Ended
            February 26, 1995 and incorporated herein by reference)

 (11)   Statement re computation of per share earnings                                     19

 (12)   Computation of Ratio of Earnings to Fixed Charges                                  20

 (13) Annual report to security holders, Form 10-Q or quarterly report to security holders

        a. Dean Foods Company Annual Report to Shareholders for Fiscal Year Ended       21-41
           May 28, 1995

           With the exception of the financial statements, report of independent accountants thereon and certain other information expressly incorporated herein by reference, the Registrant's Annual Report to Shareholders for
           Fiscal Year Ended May 28, 1995 is not to be deemed filed as part of this
           Report.

 (21)   Subsidiaries of the Registrant
        a. Subsidiaries of the Registrant as of May 28, 1995                               42

 (23)   Consents of Experts and Counsel
        a. Consent of Independent Accountants dated August 25, 1995                        43

 (27)   Financial Data Schedules                                                           44