Form 10-Q
period 1995-09-27
DEAN FOODS CO
filed 1995-10-11
CIK 27500

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

X     Quarterly report pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended August 27, 1995 or

_____    Transition report pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number 0-1118

                               DEAN FOODS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                     36-0984820
-------------------------------------                   ----------------------
(State or other jurisdiction of                         (I.R.S Employer
  incorporation or organization)                        Identification No.)


3600 North River Road, Franklin Park, Illinois                       60131
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code     (708)  678-1680
                                                  -----------------------------


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

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 40,125,448.

Total number of pages 10.

PART I - FINANCIAL INFORMATION

A.  UNAUDITED CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

    On August 4, 1995, the Registrant acquired the assets of Norcal Crosetti Foods, Inc. Accordingly, the unaudited condensed consolidated financial statements include the results of operations from the date of acquisition. The acquisition did not materially impact the Registrant's financial position or its results of operations.

    In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's 1995 Annual Report on Form 10-K.

ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                      AUGUST 27, 1995 AND AUGUST 28, 1994
                  (In Thousands Except for Per Share Amounts)


                                                                                   Three Months Ended
                                                                         ---------------------------------------
                                                                         August 27,                   August 28,
                                                                            1995                        1994
                                                                        -----------                 -------------
                                                                                        (Unaudited)
 Net sales                                                                 $651,505                     $614,283
                                                                           --------                     --------
 Costs and expenses:
    Costs of products sold                                                  502,820                      472,873
    Delivery, selling and administrative
      expenses                                                              120,756                      108,657
    Interest expense                                                          5,658                        4,743
    Other income, net                                                          (652)                        (736)
                                                                           --------                     --------
                                                                            628,582                      585,537
                                                                           --------                     --------
 Income before taxes                                                         22,923                       28,746

 Provision for income taxes                                                   9,262                       11,786
                                                                           --------                     --------
 Net income                                                                $ 13,661                     $ 16,960
                                                                           ========                     ========
 Earnings per common share                                                 $   0.34                     $   0.43
                                                                           ========                     ========

 Dividends per share (Declared and paid)                                   $   0.18                     $   0.17
                                                                           ========                     ========

 Weighted average common shares outstanding                                  40,092                       39,803
                                                                           ========                     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        AUGUST 27, 1995 AND MAY 28, 1995
                                 (In Thousands)

                                                                   August 27,                   May 28,
                                                                     1995                        1995
                                                                -------------                   ------
                                                                 (Unaudited)
                  ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                       $    3,884                $    4,826
   Accounts and notes receivable,
     less allowance for doubtful
     accounts of $4,245 and $4,257, respectively                      178,564                   184,210
   Inventories                                                        359,704                   273,114
   Other current assets                                                55.410                    56,722
                                                                   ----------                ----------
      Total Current Assets                                            597,562                   518,872
                                                                   ----------                ----------
 PROPERTIES:
   Property, plant and equipment, at cost                           1,028,761                   996,663
   Accumulated depreciation                                           443,167                   426,518
                                                                   ----------                ----------
                                                                      585,594                   570,145
                                                                   ----------                ----------
 OTHER ASSETS                                                         113,687                   113,409
                                                                   ----------                ----------

     Total Assets                                                  $1,296,843                $1,202,426
                                                                   ==========                ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to banks                                          $   69,000                $   29,000
   Current installments of long-term obligations                       12,071                    11,995
   Accounts payable and accrued expenses                              283,538                   248,721
   Dividends payable                                                    7,313                     6,877
   Federal and state income taxes                                      16,085                     7,267
                                                                   ----------                ----------
      Total Current Liabilities                                       388,007                   303,860
                                                                   ----------                ----------

 LONG-TERM OBLIGATIONS (Less current
   installments included above)                                       226,873                   224,679
                                                                   ----------                ----------

 DEFERRED CREDITS                                                      89,701                    89,361
                                                                   ----------                ----------

 SHAREHOLDERS' EQUITY:
   Preferred stock                                                          -                         -
   Common stock                                                        41,387                    41,339
   Capital in excess of par value                                      13,988                    12,705
   Retained earnings                                                  567,320                   560,881
   Cumulative translation adjustment                                    (262)                      (228)
   Less - Treasury stock - at cost                                     30,171                    30,171
                                                                   ----------                ----------
     Total Shareholders' Equity                                       592,262                   584,526
                                                                   ----------                ----------

     Total Liabilities and Shareholders' Equity                    $1,296,843                $1,202,426
                                                                   ==========                ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                     AUGUST 27, 1995 AND AUGUST 28, 1994
                                (In Thousands)

                                                                           Three Months Ended
                                                                 -------------------------------------
                                                                    August 27,            August 28,
                                                                       1995                  1994
                                                                 --------------        -------------
                                                                                (Unaudited)
 Net cash provided from operations                                     $ 12,505            $  13,208
                                                                       --------            ---------
 Cash flows from investing activities:
      Capital expenditures                                              (28,208)             (19,111)
      Proceeds from disposition of property,
          plant and equipment                                               527                  571
      Acquisition of business, net of
          cash acquired                                                 (19,282)             (11,581)
                                                                       --------             --------
 Net cash used in investing activities                                  (46,963)             (30,121)
                                                                       --------             --------
 Cash flows from financing activities:
      Issuance of long-term obligations                                   3,799                   80
      Repayment of long-term obligations                                 (1,554)                (553)
      Issuance of notes payable to banks, net                            40,000               14,000
      Unexpended industrial revenue bond proceeds                        (3,414)                  97
      Cash dividends paid                                                (6,646)              (6,247)
      Issuance of common stock                                            1,331                1,264
                                                                      ---------            ---------
 Net cash provided by financing activities                               33,516                8,641
                                                                      ---------            ---------
 Decrease in cash and cash equivalents                                     (942)              (8,272)

 Cash and cash equivalents - beginning of period                          4,826               10,967
                                                                      ---------            ---------
 Cash and cash equivalents - end of period                            $   3,884            $   2,695
                                                                      =========            =========





See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES

         The following is a tabulation of inventories by class at August 27, 1995, August 28, 1994, and May 28, 1995 (In Thousands).



                                                            August 27,        August 28,             May 28,
                                                               1995              1994                  1995
                                                           -----------       -----------            ---------
                                                               (Unaudited)
 Raw materials and supplies                                 $ 47,580           $ 60,007             $ 56,283

 Materials in process                                         95,935             73,594               60,554

 Finished goods                                              231,356            191,361              171,378
                                                            --------           --------             --------
                                                             374,871            324,962              288,215
 Less:  Excess of current cost
        over stated value of
        last-in, first-out
        inventories                                          (15,167)           (15,622)             (15,101)
                                                            --------           --------             --------

 Total inventories                                          $359,704           $309,340             $273,114
                                                            ========           ========             ========


Inventories at August 28, 1994 and May 28, 1995 have been reclassified to conform with the August 27, 1995 presentation.

LEGAL PROCEEDINGS

         See PART II, Item 1 for a discussion of pending legal proceedings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         A.)     Liquidity and Capital Resources

                 As of August 27, 1995, there has been no material overall change in the Registrant's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995. Cash and cash equivalents were $3.9 million at August 27, 1995, a decrease of $0.9 million from the balance at May 28, 1995.

                 The inventories at August 27, 1995, were $359.7 million, an increase of $86.6 million over the balance at May 28, 1995, principally reflecting the 1995 vegetable and cucumber harvest and inventories of a first quarter fiscal 1996 business acquisition. The August 27, 1995, inventories were $50.4 million higher than inventories a year ago reflecting the inventories of the fiscal 1994 and 1995 business acquisitions and the timing of the current year's vegetable harvest compared to last year's harvest.

                 Short-term borrowings outstanding at August 27, 1995, were $69 million, an increase of $40 million from the balance outstanding at May 28, 1995. Working capital at August 27, 1995, was $209.6 million compared to $215.0 million at May 28, 1995. The Registrant's debt-to-capital ratio was 27.7% at August 27, 1995, compared with 27.8% at May 28, 1995. The increase in short-term borrowings and the decrease in working capital principally were the result of borrowings associated with a business acquisition during the quarter ended August 27, 1995.

         B.)     Results of Operations

                 Overall sales for the first quarter ended August 27, 1995, increased 6.1% over the same period a year ago, principally the result of increased Dairy Products and Specialty Food Products unit sales volumes and the sales of business acquisitions in fiscal 1995 and during the first quarter this year. Consolidated after-tax earnings for the quarter declined 19.5% from the earnings for the same period a year ago, principally the result of lower earnings of the Registrant's Specialty Food Products segment.

                 Sales of the Registrant's Dairy Products operations for the first quarter were $390.3 million compared with $371.2 million for the same period a year ago. The sales increase was principally the result of increased unit sales volumes in certain markets, offset by lower selling prices reflecting lower raw milk costs this year compared to the same period a year ago.

                 Dairy Products operating earnings for the first quarter of $20.3 million approximated the earnings for the corresponding period a year ago. Competitive conditions in a couple market areas during the current quarter limited overall increased Dairy Products earnings.
         Raw milk supplies are plentiful and unusual raw milk cost increases are not expected to occur over the balance of the year.

                 Sales of the Registrant's Specialty Food Products operations for the first quarter were $254.8 million, an increase of 7.8% over sales of the corresponding period a year ago. The increased sales principally were the result of:

                 1) Sales of vegetable operations acquired in the fourth quarter fiscal 1995 and first quarter ended August 27, 1995 and

                 2) Increased sales unit volume by the vegetable and pickle operations.

         First quarter sales volumes for the balance of the Registrant's Specialty Food Products operations exceeded sales volumes for the same period a year ago.

                 Specialty Food Products' first quarter earnings of $13.0 million declined significantly over the earnings for the comparable period a year ago, principally the result of lower operating earnings of the Registrant's frozen and canned vegetable operations. Lower vegetable selling prices and higher promotional costs during the first quarter this year compared to the same period a year ago reflected intense competitive activity reflecting the increased industry-wide carryover inventory levels from the 1994 pack. Additionally, 1995 weather conditions in the Midwest vegetable growing areas resulted in increased processing costs due to the lower pack. The Registrant's pickle operations earnings were adversely affected by the spring and early summer weather related conditions in the Registrant's Southeast growing areas, resulting in increased processing costs. The abnormal weather conditions encountered this season should result in an industry-wide reduced vegetable and cucumber packs. Selling prices should increase over the balance of the fiscal year reflecting the lower supply of processed vegetables and pickles.

                 Delivery, selling and administrative expense for the quarter ended August 27, 1995, increased 11.1% from the same period a year ago principally the result of:

                 1) Increased marketing expense associated with new product introductions;

                 2) Expenses of businesses acquired in the fourth quarter fiscal 1995 and during the quarter ended August 27, 1995 and

                 3) Expenses associated with the increased sales volumes and entry into new market areas.

                 Interest expense for the first quarter of $5.7 million increased 19.3% over interest expense for the same period a year ago. The increase reflects the interest on increased borrowings associated with business acquisitions and higher prevailing interest rates during the first quarter as compared with rates during the corresponding period a year ago.

                The effective income tax rate for the first quarter was 40.4% compared with a rate of 41.0% for the first quarter a year ago.

                          PART II - OTHER INFORMATION

         ITEM 1. Legal Proceedings

                 There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Registrant's Form 10-K Annual Report, for the fiscal year ended May 28, 1995.

         ITEM 6. Exhibits and Reports on Form 8-K

                 a.)  Exhibits

                        Item 12 - Computation of Ratio of Earnings to Fixed
                                  Charges

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


                                                   DEAN FOODS COMPANY
                                                   ------------------
                                                       (Registrant)



DATE:  October 11, 1995                            Thomas L. Rose
       ----------------                            ------------------
                                                   THOMAS L. ROSE
                                                   President



DATE:  October 11, 1995                            Dale I. Hecox
       ----------------                            ------------------

                                                   DALE I. HECOX
                                                   Treasurer