Form 10-Q
period 1995-11-26
DEAN FOODS CO
filed 1996-01-10
CIK 27500

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

  X      Quarterly report pursuant to Section 13 of 15(d) of the Securities
-----
Exchange Act of 1934

For the quarterly period ended November 26, 1995 or

         Transition report pursuant to Section 13 of 15(d) of the
-----
Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number    0-1118

                               DEAN FOODS COMPANY
-------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                                 36-0984820
-------------------------------------           ---------------------
(State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                 Identification No.)


3600 North River Road, Franklin Park, Illinois            60131
-----------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (708) 678-1680


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

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 40,133,595.


Total number of pages 11.

PART I - FINANCIAL INFORMATION

A.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        On November 13, 1995, the Registrant acquired selected assets of Merico, Inc. dairy and oil-based business. The acquisition includes the Rod's Food Products operation in City of Industry, California and the Royal Food Products operation in Indianapolis, Indiana. Merico, Inc. is a subsidiary of Campbell-Taggart, Inc. Accordingly, the unaudited condensed consolidated financial statements include the results of operations from the date of acquisition. The acquisition did not materially impact the Registrant's financial position or its results of operations.

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

ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE QUARTERS AND SIX MONTHS ENDED
                    NOVEMBER 26, 1995 AND NOVEMBER 27, 1994
                  (In Thousands Except for Per Share Amounts)


                                                        Second Quarters Ended                          Six Months Ended
                                                  -----------------------------------         ----------------------------------
                                                    November 26,        November 27,            November 26,       November 27,
                                                        1995               1994                    1995               1994
                                                  ----------------    ----------------        ----------------   ----------------
                                                                                     (Unaudited)
 Net sales                                            $705,358             $662,848              $1,356,863          $1,277,131
                                                      --------             --------              ----------          ----------

 Cost and expenses:
    Costs of products sold                             547,092              504,879               1,049,912             977,752
    Delivery, selling and
      administrative expenses                          124,523              118,546                 245,279             227,203
    Interest expense                                     7,211                5,637                  12,869              10,380
    Other income, net                                     (608)                (157)                 (1,260)               (893)
                                                      --------             --------              ----------          ----------
                                                       678,218              628,905               1,306,800           1,214,442
                                                      --------             --------              ----------          ----------

 Income before income taxes                             27,140               33,943                  50,063              62,689

 Provision for income taxes                             11,128               13,917                  20,390              25,703
                                                      --------             --------              ----------          ----------

 Net income                                           $ 16,012             $ 20,026              $   29,673          $   36,986
                                                      ========             ========              ==========          ==========

 Earnings per common share                            $    .40             $    .50              $      .74          $      .93
                                                      ========             ========              ==========          ==========
 Dividends per share
    (Declared and paid)                               $    .18             $    .17              $      .36          $      .34
                                                      ========             ========              ==========          ==========

 Weighted average common shares                                                                      40,111              39,850
                                                                                                 ==========          ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 26, 1995 AND MAY 28, 1995
                                 (In Thousands)

                                                               November 26,                          May 28,
                                                                   1995                               1995
                                                             ----------------                       ---------
                                                               (Unaudited)
                  ASSETS
                  ------
 CURRENT ASSETS:
   Cash and cash equivalents                                     $   22,461                         $   4,826
   Accounts and notes receivable,
     less allowance for doubtful accounts
     of $2,923 and $4,257, respectively                             202,188                           184,210
   Inventories                                                      393,741                           273,114
   Other current assets                                              59,131                            56,722
                                                                    -------                           -------
     Total Current Assets                                           677,521                           518,872
                                                                    -------                           -------

 PROPERTIES:
   Property, plant and equipment, at cost                         1,056,199                           996,663
   Accumulated depreciation                                         459,855                           426,518
                                                                    -------                           -------
                                                                    596,344                           570,145
                                                                    -------                           -------
 OTHER ASSETS                                                       139,123                           113,409
                                                                    -------                           -------
     Total Assets                                                $1,412,988                        $1,202,426
                                                                 ==========                        ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
 CURRENT LIABILITIES:
   Notes payable to banks                                        $  173,000                        $   29,000
   Current installments of long-term obligations                     12,063                            11,995
   Accounts payable and accrued expenses                            291,813                           248,721
   Dividends payable                                                  7,294                             6,877
   Federal and state income taxes                                     3,626                             7,267
                                                                   --------                           -------
     Total Current Liabilities                                      487,796                           303,860
                                                                   --------                           -------

 LONG-TERM OBLIGATIONS (Less current
   installments included above)                                     232,507                           224,679
                                                                   --------                           -------
 DEFERRED CREDITS                                                    91,317                            89,361
                                                                   --------                           -------

 SHAREHOLDERS' EQUITY:
   Preferred stock                                                     -                                  -
   Common stock                                                      41,395                            41,339
   Capital in excess of par value                                    14,160                            12,705
   Retained earnings                                                576,107                           560,881
   Cumulative translation adjustment                                   (123)                             (228)
   Less - Treasury stock - at cost                                   30,171                            30,171
                                                                    -------                           -------

     Total Shareholders' Equity                                     601,368                           584,526
                                                                    -------                           -------

     Total Liabilities and Shareholders' Equity                  $1,412,988                        $1,202,426
                                                                 ==========                        ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                    NOVEMBER 26, 1995 AND NOVEMBER 27, 1994
                                 (In Thousands)

                                                                                  Six Months Ended
                                                                    ---------------------------------------------
                                                                      November 26,                   November 27,
                                                                          1995                           1994
                                                                    ----------------              ----------------
                                                                                     (Unaudited)
 Net cash used by operations                                          $   (8,441)                   $ (3,340)
                                                                       ---------                     -------

 Cash flows from investing activities:
   Capital expenditures                                                  (53,991)                    (37,782)
   Proceeds from disposition of property,
     plant and equipment                                                   1,558                       1,091
   Acquisition of business, net of
     cash acquired                                                       (57,569)                    (11,581)
                                                                       ---------                     -------
 Net cash used in investing activities                                  (110,002)                    (48,272)
                                                                       ---------                     -------

 Cash flows from financing activities:
   Issuance of notes payable to banks, net                               144,000                      66,000
   Issuance of long-term obligations                                       9,799                         310
   Repayment of long-term obligations                                     (1,937)                     (1,076)
   Unexpended industrial revenue
     bond proceeds                                                        (3,481)                        202
   Cash dividends paid                                                   (13,814)                    (13,007)
   Issuance of common stock                                                1,511                       2,831
                                                                       ---------                     -------
 Net cash provided by financing activities                               136,078                      55,260
                                                                       ---------                     -------

 Increase in cash and cash equivalents                                    17,635                       3,648

 Cash and cash equivalents - beginning of period                           4,826                      10,967
                                                                       ---------                     -------

 Cash and cash equivalents - end of period                             $  22,461                     $14,615
                                                                        ========                     =======





See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

         The following is a tabulation of inventories by class at November 26, 1995, November 27, 1994 and May 28, 1995 (In Thousands).

                                                       November 26,         November 27,          May 28,
                                                          1995                  1994               1995
                                                    -----------------    -----------------       ---------
                                                                 (Unaudited)
 Raw materials and supplies                          $  45,042               $  45,095            $ 56,283

 Materials in process                                  104,772                 103,230              60,554

 Finished goods                                        258,758                 205,563             171,378
                                                     ---------               ---------           ---------

                                                       408,572                 353,888             288,215
 Less:  Excess of current cost
        over stated value of
        last-in, first-out
        inventories                                    (14,831)                (15,132)            (15,101)
                                                     ---------               ---------           ---------

 Total inventories                                    $393,741                $338,756            $273,114
                                                      ========                ========            ========


Inventories at November 27, 1994 has been reclassified to conform with the November 26, 1995 and May 28, 1995 presentations.

BUSINESS SEGMENT INFORMATION

         The following is a tabulation of business segment information at November 26, 1995, and November 27, 1994.

                                             Dairy       Specialty        Corporate
          (Unaudited)                       Products     Food Products    and Other        Consolidated
                                            --------     -------------    ---------        ------------
 SECOND QUARTER ENDED
 November 26, 1995
 Net sales                                  $397,220      $301,310        $  6,828        $  705,358
 Operating earnings                           19,162        19,506         (11,528)           27,140

 November 27, 1994
 Net sales                                  $374,817      $282,032        $  5,999        $  662,848
 Operating earnings                           16,975        27,127         (10,159)           33,943

 SIX MONTHS ENDED

 November 26, 1995
 Net sales                                  $787,484      $556,074        $ 13,305        $1,356,863
 Operating earnings                           39,503        32,483         (21,923)           50,063

 November 27, 1994
 Net sales                                  $745,973      $518,328         $12,830        $1,277,131
 Operating earnings                           36,552        45,543         (19,406)           62,689

LEGAL PROCEEDINGS

         See PART II, Item 1 for a discussion of pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          A.)  Liquidity and Capital Resources

               As of November 26, 1995, there has been no material overall change in the Registrant's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995. Cash and cash equivalents were $22.5 million at November 26, 1995, a $17.6 million increase over the balance at May 28, 1995. Working capital at November 26, 1995, was $189.7 million compared to $215.0 million at May 28, 1995. The decrease in working capital was principally the result of increased short-term borrowings associated with the acquisitions of businesses during the six months ended November 26, 1995.

               The increased accounts and notes receivable at November 26, 1995, compared to the balances at May 28, 1995, were principally the result of acquired businesses and increased sales. The increased inventories at November 26, 1995, compared to the balance at May 28, 1995, were principally the result of the seasonality of vegetable crop and processing and the inventories of business acquisitions. The November 26, 1995, inventories were $55.0 million greater than inventories a year ago reflecting inventories of business acquisitions.

               Short-term borrowings outstanding at November 26, 1995, were $173.0 million, an increase of $144.0 million from the balance outstanding at May 28, 1995. The increase in short-term borrowings was principally the result of:

              1.) Borrowings associated with the normal pack of seasonally grown crops, and

              2.)  Cash outlays for business acquisitions.

          The increased accounts payables and accrued expenses at November 26, 1995, compared to the balance at May 28, 1995, was the result of business acquisitions and increased sales.

          The increase in other non-current assets largely was the result of intangibles associated with business acquisitions during the six months ended November 26, 1995. The Registrant's debt-to-capital ratio was 27.9% at November 26, 1995, compared with 27.8% at May 28, 1995.

          B.)  Results of Operations

               Overall sales for the quarter and the six month period ended November 26, 1995, increased 6.4% and 6.2%, respectively, over sales of the comparable periods last year. The increased sales both for the quarter and the six months this year principally were the result of increased unit sales volumes by both the Registrant's Dairy Products and Specialty Food Products operations and sales of business acquisitions in fiscal 1995 and during the six month period ended November 26, 1995. Consolidated after-tax earnings for the second quarter and the six months ended November 26, 1995, declined 20.0% and 19.8%, respectively, from the earnings of the same periods a year ago, principally the result of lower earnings of the Registrant's Specialty Food Products segment.

               Sales of the Dairy Products operations for the second quarter were $397.2 million compared with $374.8 million for the same period a year ago. Sales for the six months ended November 26, 1995, were $787.5 million compared with $746.0 million for the same period last year. The sales increases this year principally were the result of increased unit sales volumes in certain markets with overall selling prices approximating last year's pricing.

               Dairy Products operating earnings for the second quarter were $19.2 million compared with $17.0 million for the corresponding period a year ago. Operating earnings for the six months ended November 26, 1995, were $39.5 million compared with $36.6 million for the same period last year. The second quarter results a year ago included a charge to earnings of $2.0 million relative to plant closings. Competitive pricing conditions in a couple marketing areas limited an overall increase in Dairy Products earnings for the second quarter and six months this year.

               Sales of the Specialty Food Products operations for the second quarter were $301.3 million, an increase of 6.8% over sales of the corresponding period a year ago. Sales for the six months ended November 26, 1995, were 7.3% greater than sales of the same period last year. The increased sales both for the second quarter and the six months principally were the result of:

            1.) Increased sales unit volumes by the vegetable and pickle operations, and

            2.) Sales of acquired vegetables operations.

          Overall pricing for the second quarter and the six months ended November 26, 1995, was below last year's level principally the result of lower vegetable sell prices. Sales volumes for the balance of the Specialty Food Products operations exceeded sales volumes for both the second quarter and six months a year ago.

                Specialty Food Products second quarter and six months earnings were $19.5 million and $32.5 million, respectively, compared with $27.1 million and $45.5 million for the comparable periods last year. The decline in earnings both for the second quarter and six months principally were the result of lower earnings of the frozen and canned vegetable operations and pickle operations. Lower vegetable selling prices and higher promotional costs, encountered during the first quarter this year compared to last year, continued in the second quarter reflecting intense competitive activity as a result of the increased industry-wide carryover inventory levels from the 1994 pack. Adverse weather conditions in the Midwest vegetable growing areas resulted in increased processing costs due to the lower 1995 pack. The pickle operations earnings were adversely affected by increased processing costs as a result of spring and early summer weather related conditions in the Southeast growing areas. Selling prices for certain canned vegetables have increased and frozen vegetable selling price improvements have commenced. Vegetable and pickle sales volumes both for the second quarter and the six months were greater than volumes for the comparable periods last year.

               Delivery, selling and administrative expenses for the second quarter and the six months ended November 26, 1995, increased 5.0% and 8.0%, respectively, over the corresponding periods last year principally the result of:

            1.) Expenses of business acquired.

            2.) Increased marketing expense associated with new product introductions.

            3.) Expenses associated with the increased sales volumes and entry into new markets.

                Interest expense for the second quarter of $7.2 million and $12.9 million for the six months ended November 26, 1995, increased 27.9% and 24.0%, respectively, over interest expense for the corresponding periods a year ago. The increases both for the second quarter and the six months reflected the interest on increased borrowings associated with business acquisitions and higher prevailing interest rates during the second quarter and the six months as compared to rates during the corresponding periods a year ago.

                The effective income tax rate for the second quarter was 41.0% which was the same rate for the second quarter last year. The effective rate for the six months ended November 26, 1995, was 40.7% compared with 41.0% for the same period last year.

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

                                             DEAN FOODS COMPANY
                                             ------------------
                                                (Registrant)



DATE:  January 10, 1996                      WILLIAM R. McMANAMAN
       ----------------                      --------------------
                                             WILLIAM R. McMANAMAN
                                             Vice President, Finance



DATE:  January 10, 1996                      DALE I. HECOX
       ----------------                      --------------------
                                             DALE I. HECOX
                                             Treasurer