Form 10-Q
period 1996-02-25
DEAN FOODS CO
filed 1996-04-10
CIK 27500

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

   X    Quarterly report pursuant to Section 13 of 15(d) of the Securities
  ----
Exchange Act of 1934

For the quarterly period ended     February 25, 1996     or


        Transition report pursuant to Section 13 of 15(d) of the Securities
  ----
Exchange Act of 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number    0-1118


                               DEAN FOODS COMPANY
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         DELAWARE                                            36-0984820
 --------------------------------------------------  -------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)


 3600 North River Road, Franklin Park, Illinois                  60131
 --------------------------------------------------  -------------------------
  (Address of principal executive offices)                (Zip Code)


 Registrant's telephone number, including area code     (708)  678-1680
 --------------------------------------------------  -------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X      No
          ---         ---

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 40,133,043.


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

ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                    FEBRUARY 25, 1996 AND FEBRUARY 26, 1995
                  (In Thousands Except for Per Share Amounts)




                                      Third Quarters Ended                Nine Months Ended
                                  ----------------------------      -----------------------------
                                  February 25,    February 26,      February 25,      February 26,
                                     1996            1995              1996               1995
                                     ----            ----              ----               ----
                                                          (Unaudited)

Net sales                        $  717,976      $  665,895        $  2,074,839       $   1,943,026
                                 ----------      ----------        ------------       -------------
Cost and expenses:
 Costs of products sold             572,175         511,101           1,622,087           1,488,853
 Delivery, selling and
  administrative expenses           127,507         119,700             372,786             346,903
 Interest expense                     8,192           6,187              21,061              16,567
 Other income, net                     (503)           (673)             (1,763)             (1,566)
                                 ----------      ----------        ------------       -------------
                                    707,371         636,315           2,014,171           1,850,757
                                 ----------      ----------        ------------       -------------
Income before income taxes           10,605          29,580              60,668              92,269
Provision for income taxes            3,878          12,404              24,268              38,107
                                 ----------      ----------        ------------       -------------
Net income                       $    6,727      $   17,176        $     36,400       $      54,162
                                 ==========      ==========        ============       =============
Earnings per common share        $      .17      $      .43        $        .91       $        1.36
                                 ==========      ==========        ============       =============
Dividends per share
 (Declared and paid)             $      .18      $      .17        $        .54       $         .51
                                 ==========      ==========        ============       =============
Weighted average common shares                                           40,119              39,875
                                                                   ============       =============

See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 25, 1996 AND MAY 28, 1995
                                 (In Thousands)


                                                   February 25,     May 28,
                                                       1996          1995
                                                       ----          ----
                                                           (Unaudited)

ASSETS
- ------
CURRENT ASSETS:
Cash and cash equivalents                          $   13,126     $    4,826
Accounts and notes receivable,
 less allowance for doubtful accounts
 of $2,739 and $4,257, respectively                   197,393        184,210
Inventories                                           356,313        273,114
Other current assets                                   81,057         49,455
                                                   ----------     ----------
 Total Current Assets                                 647,889        511,605
                                                   ----------     ----------
PROPERTIES:
 Property, plant and equipment, at cost             1,065,939        996,663
 Accumulated depreciation                             468,972        426,518
                                                   ----------     ----------
                                                      596,967        570,145
                                                   ----------     ----------
OTHER ASSETS                                          131,331        113,409
                                                   ----------     ----------
  Total Assets                                     $1,376,187     $1,195,159
                                                   ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
 Notes payable to banks                            $  177,000     $   29,000
 Current installments of long-term obligations         12,004         11,995
 Accounts payable and accrued expenses                255,864        248,721
 Dividends payable                                      7,302          6,877
                                                   ----------     ----------
  Total Current Liabilities                           452,170        296,593
                                                   ----------     ----------
LONG-TERM OBLIGATIONS (Less current
 installments included above)                         231,767        224,679
                                                   ----------     ----------
DEFERRED CREDITS                                       90,805         89,361
                                                   ----------     ----------
SHAREHOLDERS' EQUITY                                  601,445        584,526
                                                   ----------     ----------
  Total Liabilities and Shareholders' Equity       $1,376,187     $1,195,159
                                                   ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                    FEBRUARY 25, 1996 AND FEBRUARY 26, 1995
                                 (In Thousands)




                                                          Nine Months Ended
                                                          -----------------
                                                  February 25,        February 26,
                                                      1996               1995
                                                      ----               ----
                                                            (Unaudited)

Net cash used by operations                        $ 14,846              $52,807
                                                   --------              -------
Cash flows from investing activities:
 Capital expenditures                               (74,548)             (57,814)
Proceeds from disposition of property,
 plant and equipment                                  2,038                2,447
Acquisition of business, net of
 cash acquired                                      (66,070)             (11,581)
                                                   --------              -------
Net cash used in investing activities              (138,580)             (66,948)
                                                   --------              -------
Cash flows from financing activities:
 Issuance of notes payable to banks, net            148,000               45,000
 Issuance of long-term obligations                    9,799                  310
 Repayment of long-term obligations                  (2,624)              (1,714)
 Unexpended industrial revenue
  bond proceeds                                      (3,552)                 207
 Cash dividends paid                                (21,108)             (19,778)
 Issuance of common stock                             1,519                2,923
 Purchase of treasury stock                               -                   (3)
                                                   --------              -------
Net cash provided by financing activities           132,034               26,945
                                                   --------              -------
Increase in cash and cash equivalents                 8,300               12,804
Cash and cash equivalents - beginning of period       4,826               10,967
                                                   --------              -------
Cash and cash equivalents - end of period          $ 13,126              $23,771
                                                   ========              =======

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

     The following is a tabulation of inventories by class at February 25, 1996, February 26, 1995 and May 28, 1995 (In Thousands).

                              February 25,      February 26,       May 28,
                                 1996              1995             1995
                                 ----              ----             ----
                                               (Unaudited)

Raw materials and supplies      $ 50,231         $ 46,099        $ 56,283
Materials in process              96,642           80,724          60,554
Finished goods                   224,591          177,257         171,378
                                --------         --------        --------
                                 371,464          304,080         288,215
Less:  Excess of current cost
  over stated value of
  last-in, first-out
  inventories                    (15,151)         (14,839)        (15,101)
                                --------         --------        --------
Total inventories               $356,313         $289,241        $273,114
                                ========         ========        ========

BUSINESS SEGMENT INFORMATION

     The following is a tabulation of business segment information at February 25, 1996, and February 26, 1995.


                           Dairy           Specialty         Corporate
(Unaudited)               Products       Food Products       and Other      Consolidated
                      ----------------  ----------------  ----------------  ------------
THIRD QUARTER ENDED
February 25, 1996
Net sales               $409,199       $301,326               $7,451           $717,976
Operating earnings        13,525          9,561              (12,481)            10,605

February 26, 1995
Net sales               $378,139       $275,522              $12,234           $665,895
Operating earnings        15,433         26,212              (12,065)            29,580

NINE MONTHS ENDED

February 25, 1996
Net sales             $1,196,683       $857,400              $20,756         $2,074,839
Operating earnings        53,028         42,044              (34,404)            60,668

February 26, 1995
Net sales             $1,124,112       $793,850              $25,064         $1,943,026
Operating earnings        51,985         71,755              (31,471)            92,269

LEGAL PROCEEDINGS

     See PART II, Item 1 for a discussion of pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A.)  Liquidity and Capital Resources

              As of February 25, 1996, there has been no material overall change in the Registrant's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995. Cash and cash equivalents were $13.1 million at February 25, 1996, a $8.3 million increase over the balance at May 28, 1995. Working capital at February 25, 1996, was $195.7 million compared to $215.0 million at May 28, 1995. The decrease in working capital was principally the result of increased short-term borrowings associated with the acquisitions of businesses during the nine months ended February 25, 1996.

              The increased accounts and notes receivable at February 25, 1996, compared to the balances at May 28, 1995, were principally the result of acquired businesses and increased sales. The increased inventories at February 25, 1996, compared to the balance at May 28, 1995, were principally the result of the seasonality of vegetable crop and processing and the inventories of business acquisitions. The February 25, 1996, inventories were $67.1 million greater than inventories a year ago, reflecting inventories of business acquisitions.

              Short-term borrowings outstanding at February 25, 1996, were $177.0 million, an increase of $148.0 million from the balance outstanding at May 28, 1995. The increase in short-term borrowings was principally the result of:

               1.)  Cash outlays for business acquisitions, and

               2.) Borrowings associated with the normal pack of seasonally grown crops.

         The increased accounts payables and accrued expenses at February 25, 1996, compared to the balance at May 28, 1995, was the result of business acquisitions and increased sales.

         The increase in other non-current assets largely was the result of intangibles associated with business acquisitions during the nine months ended February 25, 1996. The Registrant's total debt to total capital ratio was 41.0% at February 25, 1996, compared with 31.2% at May 28, 1995. The increased total debt to total capital ratio at February 25, 1996 reflects the increased short-term borrowings the reasons for which were previously discussed in the preceding paragraph.

         B.) Results of Operations

              Overall sales for the quarter and the nine month period ended February 25, 1996, increased 7.8% and 6.8%, respectively, over sales of the comparable periods last year. The increased sales both for the quarter and the nine months this year principally were the result of increased unit sales volumes by both the Registrant's Dairy Products and Specialty Food Products operations and sales of business acquisitions in fiscal 1995 and during the nine month period ended February 25, 1996. Consolidated after-tax earnings for the third quarter and the nine months ended February 25, 1996, declined 60.8% and 32.8%, respectively, from the earnings of the same periods a year ago, principally the result of lower earnings of the Registrant's Specialty Food Products segment.

              Sales of the Dairy Products operations for the third quarter were $409.2 million compared with $378.1 million for the same period a year ago. Sales for the nine months ended February 25, 1996, were $1,196.7 million compared with $1,124.1 million for the same period last year. The sales increases this year principally were the result of increased unit sales volumes in certain markets with overall selling prices approximating last year's pricing.
              Dairy Products operating earnings for the third quarter were $13.5 million compared with $15.4 million for the corresponding period a year ago. Operating earnings for the nine months ended February 25, 1996, were $53.0 million compared with $52.0 million for the same period last year. Increased raw milk costs contributed to the decline in Dairy Products earnings as a result of tight milk supplies and a greater demand for raw milk by the cheese and butter makers. Raw milk costs are expected to stabilize sometime during the fourth quarter with sell prices eventually covering these cost increases. Additionally, competitive pricing conditions in the third quarter negatively impacted our ice cream and extended shelf life operations. Dairy Products sales volumes remain strong recording an 8.2% increase over the third quarter volumes a year ago.

              Sales of the Specialty Food Products operations for the third quarter were $301.3 million, an increase of 9.4% over sales of the corresponding period a year ago. Sales for the nine months ended February 25, 1996, were 8.0% greater than sales of the same period last year. The increased sales both for the third quarter and the nine months principally were the result of:

               1.) Sales of acquired vegetables operations, and

               2.)  Increased sales unit volumes by the
                    vegetable and pickle operations.

          Overall pricing for the third quarter and the nine months ended February 25, 1996, was below last year's level principally the result of lower vegetable sell prices. Sales volumes for the balance of the Specialty Food Products operations exceeded sales volumes for both the third quarter and nine months a year ago.

              Specialty Food Products third quarter and nine months earnings were $9.6 million and $42.0 million, respectively, compared with $26.2 million and $71.8 million for the comparable periods last year. The decline in earnings both for the third quarter and nine months principally were the result of lower earnings of the frozen and canned vegetable operations and pickle operations. Lower vegetable selling prices and higher promotional costs, encountered during the first six months this year compared to last year, continued in the third quarter reflecting intense competitive activity, principally in frozen vegetables as a result of increased inventory levels in the Northwest production areas. Adverse weather conditions in the Midwest vegetable growing areas resulted in increased processing costs due to the lower 1995 pack. The pickle operations earnings were adversely affected by increased processing costs as a result of spring and early summer weather related conditions in the Southeast growing areas and increased promotional activity. Selling prices for certain canned vegetables have increased, however, frozen vegetable pricing is not expected to improve through the remainder of the year. Vegetable and pickle sales volumes both for the third quarter and the nine months were greater than volumes for the comparable periods last year.

             Delivery, selling and administrative expenses for the third quarter and the nine months ended February 25, 1996, increased 6.5% and 7.5%, respectively, over the corresponding periods last year principally the result of:

               1.)  Expenses of business acquired.

               2.) Increased marketing expense associated with new product introductions.

               3.)  Expenses associated with the increased
                    sales volumes and entry into new markets.

              Interest expense for the third quarter of $8.2 million and $21.1 million for the nine months ended February 25, 1996, increased 32.4% and 27.2%, respectively, over interest expense for the corresponding periods a year ago. The increases both for the third quarter and the nine months reflected the interest on increased borrowings associated with business acquisitions, higher inventory levels and higher prevailing interest rates during the third quarter as compared to rates during the corresponding periods a year ago.

              The effective income tax rate for the third quarter was 36.6% compared to 41.9% for the third quarter last year. The effective rate for the nine months ended February 25, 1996, was 40.0% compared with 41.3% for the same period last year. The effective tax rate was reduced in the third quarter to reflect the effect of lower taxable income in high tax rate states.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Registrant's Form 10-K Annual Report, for the fiscal year ended May 28, 1995.


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.)  Exhibits


               Item 10 - Material Contracts:
               $200 Million Credit Agreement dated February 16, 1995 and Amendment #1 dated February 13, 1996.

               Item 12 - Computation of Ratio of Earnings to Fixed Charges

               Item 27 - Financial Data Schedules

        b.)  Reports on Form 8-K

               "Election of Two New Directors" press release dated March 18, 1996 filed on Form 8-K on April 10, 1996.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DEAN FOODS COMPANY
                               ------------------
                                  (Registrant)


        DATE:  April 10, 1996         WILLIAM R. McMANAMAN
        ---------------------         ----------------------------------------
                                      WILLIAM R. McMANAMAN
                                      Vice President, Finance and
                                      Chief Financial Officer



        DATE:  April 10, 1996         DALE I. HECOX
        ---------------------         ----------------------------------------
                                      DALE I. HECOX
                                      Treasurer - Principal Accounting Officer