Form 10-K405
period 1996-05-26
DEAN FOODS CO
filed 1996-08-23
CIK 27500

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


     (Mark One)
     X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934 [FEE REQUIRED]


                     For the fiscal year ended May 26, 1996

                                       OR

    --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from               to
                                               --------------  -------------

                          COMMISSION FILE NO.:  0-1118

                               DEAN FOODS COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          36-0984820
    (State of other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

3600 N. RIVER ROAD, FRANKLIN PARK, ILLINOIS                         60131
   (Address of principal executive offices)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 678-1680

     SECURITIES REGISTERED PURSUANT TO SECTIONS 12(b) AND 12(g) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                              WHICH REGISTERED
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

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of Common Stock, Par Value $1 Per Share, of the Registrant outstanding as of August 9, 1996 was 41,424,621. The aggregate market value of such outstanding shares on August 9, 1996 was $1.03 billion, based upon the closing price for the Common Stock on the New York Stock Exchange on such date.
                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference in the respective Parts hereof indicated:
    1.   Registrant's Annual Report to Shareholders for Fiscal Year Ended
         May 26, 1996 (referred to herein as the "Company's Fiscal 1996 Annual Report"): Part I and Part II
    2.   Registrant's Proxy Statement for its Annual Meeting of
         Stockholders to be held on October 1, 1996 (referred to herein as the "Company's 1996 Proxy Statement"): Part III

                                     PART I

ITEM 1.  BUSINESS.

     Dean Foods Company and its subsidiaries ("the Company") is engaged in the processing, distribution and sales of dairy, vegetable, pickle and specialty food products.

     The Company's principal products are Dairy (fluid milk and cultured products, ice cream and extended shelf life products), Vegetables (frozen and canned vegetables), Pickles (pickles, relishes and specialty items) and Specialty (powdered products and sauces, puddings and dips). A significant portion of the Company's products are sold under private labels. The Company also operates a trucking business hauling less-than-truckload freight, concentrating primarily on refrigerated and frozen cartage, the results of which are reported in the Specialty segment.

     The predecessor to Dean Foods Company was incorporated in Illinois in 1925. Acquisitions have been an important factor in the Company's strategy. The Company does not have specific acquisition criteria, but generally focuses on food companies having a well-established reputation for quality products and services.

     Fiscal 1996 was a transitional year for Dean Foods Company. The Company conducted a strategic business review of all operations, focusing on its markets, competitors and capabilities, and identified a strategic plan design to enhance long-term shareholder value. As a result, in May 1996 the Company recorded a pre-tax special charge of $150.0 million ($97.7 million after-tax, or $2.44 per share) related to the adoption of a plan to reduce costs, rationalize production capacity and provide for severance and environmental costs. Implementation of the plan will result in the elimination of more than 800 manufacturing and administrative positions and the disposition or closure of 13 manufacturing facilities. Such actions will allow the Company to focus on its core business strengths.

     The Company has made 12 acquisitions in the last five years. During fiscal 1996 the Company acquired the business and assets of Norcal Crossetti Foods, Inc., a frozen vegetable and fruit processor located in Watsonville, California; Paramount Foods, a pickle processor located in Louisville, Kentucky; and Rod's Food Products, a specialty foods processor of aerosol toppings and extended shelf life products located in City of Industry, California. During fiscal 1995, the Company acquired the business and assets of a dairy processor located in Clovis, New Mexico and Rio Grande Foods, Inc., a frozen vegetable processor located in McAllen, Texas. During fiscal 1994, the Company acquired Longlife Dairy Products of Jacksonville, Florida, a processor of extended shelf life products, the Birds Eye frozen vegetable business and the Bennett's premium sauce line. During fiscal 1993, the Company acquired W. B. Roddenbery Co., Inc. of Cairo, Georgia, a processor of pickles, peanut butter, boiled peanuts and syrups and acquired an East Coast replacement sour cream product line. In fiscal 1992, the Company acquired Meadow Brook Dairy Company, a dairy processor with plants in Pennsylvania and New York; and Frio Foods, Inc., a Texas frozen vegetable processor. The results of operations of these acquisitions, from their respective dates of acquisition, have been included in the Company's results of operations.

     With one exception, these companies, businesses and assets were acquired for cash, installment notes or a combination thereof. In fiscal 1993, the Company exchanged 535,000 shares of its common stock for all the outstanding shares of W. B. Roddenbery Co., Inc.

     Information regarding the Company's Dairy, Vegetables, Pickles and Specialty business segments for the last three fiscal years is set forth in the Company's Fiscal 1996 Annual Report (Exhibit 13a hereto) at page 37 in Note 14 to the consolidated financial statements. Such information, excluding the first sentence of such note, is hereby incorporated herein by reference.


DAIRY BUSINESS SEGMENT

Fluid Milk and Cultured Products

     The Company processes raw milk and other raw materials into fluid milk and cultured products. The Company believes that it is the largest fluid milk processor in the United States. Although industry data is not available, the Company estimates that it has a 8% market share in domestic fluid milk. Included in the fluid products category is homogenized, low-fat and skim milk plus buttermilk, chocolate milk and juice products. Cultured dairy products include cottage cheese, yogurt and sour cream.

     Fluid milk and fresh cultured products are sold to grocery store chains, convenience stores, smaller retail grocery outlets, warehouse club stores, grocery warehouses and institutional customers in the Midwest and mid-Southern states, in parts of the Southeastern, Southwestern and Rocky Mountain states, parts of Pennsylvania and New York, and Mexico.

     In addition to the strong Dean's brand in the Midwest and Mid-South, fluid milk and cultured dairy products are sold in various areas under well-established labels such as Bell, Cream o'Weber, Creamland, Fairmont, Fieldcrest, Gandy's, T.G. Lee, Mayfield, McArthur, Meadow Brook, Price's, Reiter and Verifine. A substantial portion of the Company's fluid milk and cultured products volume is sold under private labels.

     The fluid milk and cultured products business is extremely competitive and productivity is therefore very important. The Company continues to reinvest a substantial portion of its total capital budget in its dairy plants and distribution systems to maintain and improve efficiencies. Capital expenditures during fiscal 1996 included new packaging equipment for one-pint and ten-ounce, plastic, resealable bottles at its Athens, Tennessee dairy plant, the expansion of the Erie, Pennsylvania milk cooler and additional processing capacity at the Company's Rochester, Indiana and Huntley, Illinois milk plants. Major capital projects during fiscal 1995 included additional processing equipment and costs related to plant consolidation of the Lubbock and San Angelo, Texas dairy processing plants, a cooler expansion at the Rochester, Indiana dairy plant, a waste water treatment system at the Belleville, Pennsylvania dairy plant and computer equipment at the Florida dairy operations. Capital expenditure projects for 1994 included cooler expansions at its Evart, Michigan; Chemung, Illinois; and Louisville, Kentucky dairy plants; corrugated caser and palletizer at its El Paso, Texas dairy plant; blowmold packaging equipment at its Rochester, Indiana dairy plant and construction of a dairy distribution and cooler facility in Greenville, South Carolina. Major capital projects during fiscal 1993 included completion of a cooler expansion at its Orlando, Florida dairy operations; additional processing capacity at its Sharpsville, Pennsylvania dairy plant; and additional processing equipment at the Company's Albuquerque, New Mexico dairy plant. Capital expenditure projects for fiscal 1992 included the expansion of cold room capacity at the Company's Lubbock, Texas dairy operation; blowmold packaging equipment at the Company's Huntley, Illinois location; expansion of the cooler at its Orlando, Florida dairy operation; and construction of a dairy distribution and cooler facility at Atlanta, Georgia.

     Sales of fluid milk and cultured products to unaffiliated customers for the fiscal years 1996, 1995 and 1994 were $1,235 million, $1,190 million and $1,156 million, respectively.

Ice Cream

     The Company produces packaged and bulk ice cream products which are sold through supermarkets, convenience stores, smaller retail grocery outlets, restaurants and other foodservice users. The product line includes ice cream (regular, lowfat and non-fat), fruit sherbets, frozen yogurts, and novelties made with ice cream, sherbet and ices. These products are sold under a variety of regional brands and numerous private labels in the Midwest, Mid-South, Southeast, Southwest, and parts of the Rocky Mountain states under numerous well-established brands. Such brands include Dean's, Dean's Country Charm, Gandy's, Creamland, Cream o'Weber, Bell, Price's, Fitzgerald, Fieldcrest, Mayfield, McArthur/T.G. Lee, Reiter and Verifine. During 1995, the Company introduced the Guilt Free brand of non-fat and no sugar added ice cream products. Sales of ice cream products are substantially greater during the summer months than during the rest of the year. Additionally, the Company produces and supplies Baskin-Robbins ice cream products in the Midwest and Southwest.

     Capital expenditures during fiscal 1996 included additional processing equipment at the Company's Belvidere, Illinois and Athens, Tennessee ice cream plants. During fiscal 1995 capital expenditures included plant expansion and replacement of refrigeration equipment at the Belvidere, Illinois ice cream plant. Major projects in 1994 included a stick novelty line, freezer expansion and new distribution facilities in Athens, Tennessee and new processing equipment in Akron, Ohio. Capital expenditure projects in fiscal 1992 included expansion of ice cream production capacity at the Company's Akron, Ohio operation.

     Sales to unaffiliated customers for the fiscal years 1996, 1995 and 1994 were $235 million, $219 million and $208 million, respectively.

Extended Shelf Life

     The Company processes extended shelf life fluid, aerosol and other dairy products. Extended shelf life products include whipping creams, half and half, aerosol toppings, coffee creamers, flavored milks and lactose-reduced milks.

     Extended shelf life products produced and marketed by Ryan Milk Company, Ready Food Products, Inc. and Longlife Dairy Products are distributed nationwide under Dean brands such as Dairy Pure, Dean Ultra and Easy 2%, as well as well-known licensed national brands and private labels.

     The extended shelf life products business is extremely competitive and productivity is therefore very important. The Company continues to reinvest in its extended shelf life plants and distribution systems to maintain and improve efficiencies. During fiscal 1996, capital expenditures included the installation of new racking and inventory systems and cooler expansion at its Murray, Kentucky plant. Major capital projects during fiscal 1993 and fiscal 1992 included additional processing capacity at its Murray, Kentucky and Philadelphia, Pennsylvania operations.

     Sales of extended shelf life products to unaffiliated customers for fiscal 1996, fiscal 1995 and 1994 were $141 million, $104 million and $105 million, respectively.

VEGETABLES BUSINESS SEGMENT

Frozen and Canned Vegetables

     The Company processes and markets frozen and canned vegetables consisting of corn, peas, green beans, carrots, beets, spinach, peas and carrots, green lima beans and various mixed vegetable blends. Additional products in the frozen vegetable line include asparagus, broccoli, Brussels sprouts, cauliflower, fordhook lima beans, southern greens, okra, crowder and black-eyed peas, celery and vegetable blends with pasta and with rice. The processing and canning of fresh vegetables is seasonal in nature, with most of the canning activity in the Midwest occurring during harvesting periods. The Company believes the geographic diversity of its plants and growing areas provides the ability to balance production. The packaging of processed frozen vegetables occurs year-round. As a result of the seasonal nature of the vegetable business, inventory levels vary significantly during the year.

     Also included in the Vegetables segment are sales of canned meats processed under bid contracts with the federal government. Such sales vary greatly from year to year because of the nature of the federal government's procurement practices. Margins are small since these contracts are taken primarily to absorb overhead of the Company's canning operation during seasonally idle periods of production.

     Frozen vegetables account for approximately 77% of the total vegetable sales. The Company is the largest frozen vegetable processor in the United States and the third largest vegetable processor overall. Products are marketed under several brand names including Birds Eye, Veg-All, Freshlike, Larsen, Rancho Fiesta and Shaw, as well as under customer brand names or in-house brands. The Company's Birds Eye vegetable brand is marketed throughout the United States. The Company's canned mixed vegetable, Veg-All, is marketed in all major and secondary markets throughout the United States, while Veg-All frozen and canned single vegetable items are marketed in the Southeast and the South. The Freshlike canned and frozen vegetable line is marketed primarily in the Midwest, Pennsylvania, West Virginia and Texas.
Other vegetable products are marketed under private labels or in-house brands throughout the United States and exported to the Far East, Mid-East, Europe, Mexico, Canada and the Caribbean. Retail or consumer sizes are distributed for ultimate sales to consumers through chain and independent retail stores and include Company brands and buyers' brands of all products. Institutional customers, including hotels, restaurants, in-plant feeding programs, and schools are serviced through foodservice distributors with products packaged in larger containers.

     During fiscal 1996, major capital expenditures included new electronic sorting equipment, upgraded freezing capacity, improved warehousing and implementing improved new management information systems. Fiscal 1995 major capital expenditures included the completion of the new carrot line in Uvalde, Texas and a waste water treatment plant in Celaya, Mexico. Major capital projects in 1994 included the installation of a carrot processing line at Uvalde, Texas and an expansion of the office facilities in Green Bay, Wisconsin. Fiscal 1993 and 1992 capital expenditures included the construction of a waste water treatment facility at the Company's Bellingham, Washington location.

     Sales to unaffiliated customers for fiscal years 1996, 1995 and 1994 were $574 million, $543 million and $420 million, respectively.


PICKLES BUSINESS SEGMENT

Pickles, Relishes and Specialty Items

     The Company is one of the largest pickle processors and marketers in the United States with sales nationwide. Pickles, relishes, pickled peppers and other assorted specialty items are sold under several brand names, including Arnold's, Atkins, Aunt Jane's, Cates, Dailey, Heifetz, Paramount, Pesta, Peter Piper, Rainbo, Roddenbery, Tree and Warsaw Falcon. Products are also sold for branded and private label distribution to retail grocery store chains, wholesalers and the foodservice industry and in bulk to other food processors.

     During fiscal 1996 capital improvements were made to upgrade and modernize the Company's manufacturing facilities and reduce transportation costs. Major capital expenditure projects during fiscal 1995 included the installation of processing equipment at the Company's Cairo, Georgia plant. Fiscal 1994 capital expenditures included the construction of a new processing room at the Company's LaJunta, Colorado plant. Major capital expenditures in fiscal 1993 included installation of processing equipment at the Company's Plymouth, Indiana plant and construction of administrative office facilities at its Atkins, Arkansas location. In fiscal 1992, additional warehouse capacity was added at its Atkins, Arkansas location.

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

     Sales to unaffiliated customers for the fiscal years 1996, 1995 and 1994 were $373 million, $367 million and $353 million, respectively.


SPECIALTY BUSINESS SEGMENT

Powdered Products

     Non-dairy coffee creamers are the Company's principal powdered products. Powdered premium and low-fat products are sold primarily under private labels to vending operators, office beverage service companies and institutional foodservice distributors with national distribution which supply restaurants, schools, health care institutions, hotels and vending and fast-food operations. Non-dairy creamers are also sold for private label distribution to all classes of the retail trade and sold in bulk to a number of other food companies for use as an ingredient in their food products. Powdered products are also sold to international customers in Australia, Canada, the Far East, Mexico, South America, Europe, Africa and the Middle East. The Company believes that it is the largest manufacturer of non-dairy coffee creamers in the United States.
The Company's non-dairy coffee creamers are an economical and convenient substitute for milk and cream. These products require no refrigeration and have long shelf lives.

     The Company, through an affiliate, provides stabilizers and other dry ingredients to the United Kingdom, Continental Europe and other foreign markets.

     The Company's powdered products are sold in a broad variety of product formulations and package sizes. Capital expenditures during fiscal 1996 included the construction of a new production facility in the United Kingdom. There were no major capital expenditures during fiscal years 1992 through 1995.

     Sales to unaffiliated customers for the fiscal years 1996, 1995 and 1994 were $129 million, $110 million and $100 million, respectively.

Sauces, Puddings and Dips

     The Company's aseptic products primarily include ready-to-serve natural cheese sauces, puddings and other specialty sauces which are sterilized under a process which allows storage for prolonged periods without refrigeration. Aseptic products are sold nationwide, primarily under private labels to distributors which supply restaurants, schools, hotels and other segments of the foodservice industry. There were no major capital expenditures during fiscal 1996. Major capital expenditures in fiscal 1995 and 1994 include a multi-phase project to significantly upgrade the Dixon, Illinois facility with the completion of a new batch make-up room. There were no major capital expenditures during fiscal years 1992 and 1993.

     The Company manufactures vegetable-fat-based party dips, low-fat sour cream and sour cream replacements at its Rockford, Illinois facility. These products are sold nationally, but primarily east of the Rockies, under the Dean's, King and private label brands in supermarkets and other retail outlets through distributor or direct warehouse delivery. Dean brand vegetable-fat-based dips, available in regular, lowfat and non-fat varieties, have the leading market position nationwide and the Company's Birds Eye Veggie Dip is the second leading produce dip after its first year of distribution.

     During fiscal 1996 the Company acquired Rod's Food Products which brought a significant West Coast presence to several of Dean's product lines. Rod's supplies a large and growing Western United States customer base with retail snack dips and other oil-based products, as well as flavored salad dressings for the foodservice trade. Retail products are sold under the Rod's, Imo, Slender Choice, Chivo and Zesty brand names and a number of private labels.

     Sales to unaffiliated customers for the fiscal years 1996, 1995 and 1994 were $100 million, $74 million and $69 million, respectively.

DFC Transportation

     DFC Transportation Company, a transportation and logistics subsidiary of the Company, operates nationwide with a fleet of approximately 110 tractors and 215 trailers, providing less-than-truckload refrigerated and frozen cartage service. Its customers include food and industrial companies. A significant portion of its revenues are derived from the brokerage of various types of freight. During the fourth quarter of 1992, the Company decided to terminate operation of the refrigerated truckload transportation portion of its trucking business and a charge to earnings was provided for the costs associated with such termination.

     Revenues from unaffiliated customers in fiscal years 1996, 1995 and 1994 were $27 million, $23 million and $20 million, respectively. Revenues relating to hauling products for other divisions and subsidiaries of the Company have been eliminated.

RAW MATERIALS AND SUPPLIES

     The Company's business is dependent upon obtaining adequate supplies of raw and processed agricultural products. Historically, the Company has been able to obtain adequate supplies of agricultural products.

     Raw milk and other agricultural products are generally purchased directly from farmers and farm cooperatives. The Company does not have long-term purchase contracts for agricultural products. The price of raw milk is extensively regulated. In fiscal 1996, raw milk costs were slightly below fiscal 1995 levels during the first six months and then increased to higher levels than fiscal 1995 by year-end. Raw milk costs fell substantially in the first quarter of fiscal 1995 remaining stable throughout the balance of the year. In fiscal 1994, raw milk costs exceeded fiscal 1993 levels during the first quarter, fell in the second quarter and then increased significantly during the last half of the year, remaining higher than fiscal 1993 levels. Raw milk costs in fiscal 1997 are expected to exceed fiscal 1996 costs.

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

     In its vegetable and pickle operations, the Company supplies seed to and advises growers regarding planting techniques, monitors and arranges for the control of insects, directs the harvest, and, for some crops, provides automated harvesting service. Vegetable supplies are largely dependent on regional weather and growing conditions. Although weather-related delays and crop conditions have been encountered this year in certain growing areas, early indications are that supplies will be normal to below normal with fiscal 1997 crop costs approximating fiscal 1996 crop cost levels. Industry-wide excess inventory levels which led to reduced pricing and the poor 1995 Midwest harvest which resulted in higher costs caused Vegetables operating earnings in fiscal 1996 to decline substantially compared with fiscal 1995. Weather-related crop shortages and harvest delays in the Midwest growing region resulted in higher fiscal 1994 profit margins in the Company's vegetable business. Industry-wide inventories of certain vegetables were high during fiscal years 1993 and 1992 which resulted in decreased pricing and lower profit margins.

     Although Midwest crop plantings were late due to adverse planting conditions, the spring 1996 cucumber harvest was good and fiscal 1997 cucumber costs should approximate fiscal 1996 costs. Raw cucumber costs were higher in fiscal 1996 compared with fiscal 1995 due to the poor Southeast cucumber harvest and the necessity to source cucumber requirements from higher cost growing areas. The prices of raw cucumbers increased in fiscal 1995 as a result of weather-related costs after being relatively stable during the two previous fiscal years.

DISTRIBUTION

     Dairy products are principally delivered to grocery chain stores or warehouses directly from the Company's processing plants by the Company, in trucks which it owns or leases, and by independent distributors. In certain states, products are also delivered to the Company's distribution branches from which distribution is then made to customers. The Company has continued its efforts to streamline its distribution system for Dairy products. Major economies have been effected in recent years through consolidation of distribution branches and routes, with emphasis on direct truck delivery to retail stores and warehouses of grocery chains. The Company's Vegetables, Pickles and Specialty products are delivered to warehouses and food distributors by the Company's fleet of trucks and outside freight carriers. Inventories of frozen and canned vegetables are maintained by the Company in warehouses throughout the country in order to maintain a ready supply for rapid delivery to local retailers.

COMPETITION

     The Company's business is highly price competitive with relatively low operating margins. Quality and customer service are important factors in securing and maintaining business. An important aspect of the Company's service to customers is computer ordering, shipping and billing systems. Referred to in the food industry as "Efficient Consumer Response", the Company has over the last few years made a substantial commitment to these areas. The Company's Dairy business operates in a number of different geographical markets, competing in some against national companies and in others against regional or local companies. In certain markets, some supermarket chain stores have their own dairy products processing plants. Generally, in each major market and product class there are a number of competitors, some of which have greater sales and assets than the Company's operations in that market. The Company's Vegetables, Pickles and Specialty products are marketed nationwide and, in some cases, internationally. The degree of penetration and competitive conditions in each market varies, but the Company does not consider that it has any material competitive advantage in any of its major markets or product classes.

EMPLOYEES

     The Company has approximately 11,500 employees (10,500 full-time), of whom approximately 4,500 are represented by the International Brotherhood of Teamsters and other unions under thirty-nine collective bargaining agreements. Nine of these agreements expire during fiscal 1997. These include agreements with employees at the Evart, Michigan; Olean, New York; and Belleville, Pennsylvania dairy plants; La Junta, Colorado and Croswell, Michigan pickle plants; the Dixon, Illinois specialty plant and the Wisconsin Dean Foods Vegetable Company plants. Generally, the Company considers its employee relations to be good.

     The Company has approximately 6,600 seasonal positions at its vegetable operations and its pickle processing plants, principally during the summer months. At times, the Company has experienced difficulties in meeting seasonal employee needs. The Company estimates that two individuals are hired for each seasonal position. A number of strategies have been employed to retain seasonal employees including incentive programs and employee sharing programs.

ENVIRONMENT

     On July 10, 1996, a subsidiary of the Company was fined approximately $4.0 million in a lawsuit filed by the United States of America in the United States District Court for the Middle District of Pennsylvania alleging violations of the Federal Water Pollution Control Act relating to the discharge of conventional, non-hazardous substances. The Company has filed various post-trial motions seeking to reduce or eliminate the fine. The Company provided for this exposure in 1996 and in light of reserves existing at May 26, 1996, the ultimate resolution of the imposed fine is not expected to have a material effect on the financial position or results of operations of the Company.

     The Company's compliance with Federal, State and local regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive position. The Company's fiscal 1996 special charge to earnings included a provision covering the estimated potential environmental cleanup costs associated with the closure of certain manufacturing facilities. The Company continues to give considerable attention to the impact or potential impact of its operations on the environment.


ITEM 2.  PROPERTIES.

     The Company owns fifty-six of its processing plants (four of which are subject to mortgage) and leases the other three under leases expiring from fiscal 1997 through fiscal 2011. The Company has various distribution branches and storage warehouses located throughout the country, some of which are owned and some leased. The Company considers its properties suitable and adequate for the conduct of its business. A number of the Vegetables facilities are operated only during the vegetable intake season. All other production facilities are principally operated at or near capacity levels, but generally on the basis of fewer than three shifts per day.

     Further information relating to the Company's leases is contained in the
Note 10 to consolidated financial statements appearing in the Company's Fiscal 1996 Annual Report (Exhibit 13a hereto) on page 36. Such information is hereby incorporated by reference.

     The locations of the Company's processing facilities, by product category within business segment, are set forth below:



                                         DAIRY

Fluid Milk and Cultured Products
        Miami, Florida                            Barberton, Ohio
        Orange City, Florida                      Springfield, Ohio
        Orlando, Florida                          Belleville, Pennsylvania
        Chemung, Illinois                         Erie, Pennsylvania
        Huntley, Illinois                         Sharpsville, Pennsylvania
        Rockford, Illinois                        Athens, Tennessee
        Rochester, Indiana                        El Paso, Texas
        Louisville, Kentucky                      Lubbock, Texas
        Evart, Michigan                           Salt Lake City, Utah
        Albuquerque, New Mexico                   Sheyboygan, Wisconsin

Ice Cream
        Ft. Lauderdale, Florida                   Athens, Tennessee
        Belvidere, Illinois                       Barberton, Ohio
        Albuquerque, New Mexico

Extended Shelf Life
        Jacksonville, Florida                     Philadelphia, Pennsylvania
        Murray, Kentucky

                                       VEGETABLES
Frozen and Canned Vegetables
        Oxnard, California                        Cambria, Wisconsin
        Watsonville, California                   Cedar Grove, Wisconsin
        Hartford, Michigan                        Darien, Wisconsin
        Arlington, Minnesota                      Fairwater, Wisconsin
        Waseca, Minnesota                         Fond du Lac, Wisconsin
        Fulton, New York                          Fort Atkinson, Wisconsin
        McAllen, Texas                            Green Bay, Wisconsin
        Uvalde, Texas                             Hortonville, Wisconsin
        Bellingham, Washington                    Celaya, Mexico
        Brillion, Wisconsin

                                       PICKLES
Pickles, Relishes and Specialty Items
        Atkins, Arkansas                          Croswell, Michigan
        LaJunta, Colorado                         Eaton Rapids, Michigan
        Sanford, Florida                          Faison, North Carolina
        Cairo, Georgia                            Green Bay, Wisconsin
        Plymouth, Indiana

                                       SPECIALTY
Powdered Products
        Pecatonica, Illinois                      Wayland, Michigan
        Rockford, Illinois                        Abingdon, Oxon, United Kingdom

Sauces, Puddings and Dips
        City of Industry, California              Rockford, Illinois
        Dixon, Illinois

DFC Transportation                                Huntley, Illinois

     Distribution branches for the Dairy segment are located in Alabama, Florida, Georgia, Idaho, Illinois, Nevada, New Mexico, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia.

     Distribution warehouses for the Vegetables, Pickles and Specialty segments are maintained adjacent to many processing plants with public warehouses utilized throughout the United States for further distribution of vegetable and pickle products. The Company maintains powdered product warehouses utilized throughout the United States. A Company-owned transportation terminal and maintenance facility is located in Illinois.


ITEM 3.  LEGAL PROCEEDINGS.

     Information on legal proceedings is contained in the Company's Fiscal 1996 Annual Report (Exhibit 13a hereto) on page 36 in Note 13 to the consolidated financial statements. Such information is hereby incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 26, 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's executive officers is set forth in
Item 10 of Part III of this Report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol DF. The range of Common Stock sales prices for each of the quarters during the past two fiscal years (as reported by the New York Stock Exchange) and the frequency and amount of Common Stock dividends declared the past two fiscal years are set forth under the caption "Quarterly Financial Data" at page 38 of the Company's Fiscal 1996 Annual Report (Exhibit 13a hereto) in the rows captioned "Stock Price Range" and "Dividend Rate". Such rows and the column and row captions related thereto are hereby incorporated herein by reference.

     The approximate number of holders of record of the Company's Common Stock on August 9, 1996, was 9,340.

     Restrictions on the Company's ability to pay dividends on its Common Stock are described in the fourth paragraph of Note 4 to the consolidated financial statements at page 33 of the Company's Fiscal 1996 Annual Report (Exhibit 13a hereto), which paragraph is hereby incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data for each of the Company's last five fiscal years is set forth at page 39 of the Company's Fiscal 1996 Annual Report (Exhibit 13a hereto) under the caption "Summary of Operations". Such selected financial data is hereby incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A discussion of the Company's financial condition, cash flows and results of operations, including information with respect to liquidity and capital resources, is set forth at pages 20 through 25 of the Company's Fiscal 1996 Annual Report (Exhibit 13a hereto) under the caption "Financial Review", which discussion is hereby incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheets as of May 26, 1996 and May 28, 1995 and related consolidated statements of income, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended May 26, 1996, and the notes thereto, together with the report thereon of independent accountants, are set forth on pages 26 through 38 of the Company's Fiscal 1996 Annual Report (Exhibit 13a hereto). Such financial statements, notes thereto and the report thereon of independent accountants are hereby incorporated herein by reference.

     Financial data for each quarter within the two most recent fiscal years is set forth under the caption "Quarterly Financial Data" at page 38 of the Company's Fiscal 1996 Annual Report (Exhibit 13a hereto) in the rows captioned "Net Sales", "Gross Profit", "Net Income (Loss)" and "Per Common Share Data:
Net Income (Loss)". Such rows and row captions related thereto are hereby incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's directors (including nominees for election at the Company's Annual Meeting of Stockholders to be held October 1,
1996) is set forth at pages 1 through 6 of the Company's 1996 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS". Such information is hereby incorporated herein by reference.

     Information supplied by the Company's executive officers who are not also directors of the Company concerning their ages, business experiences, and periods of service as executive officers is as follows:


                                                                  Served in
                           Position with                        such position
                           the Company                     Age      since
                           ------------------------------  ---  -------------
  Eric A. Blanchard .....  Vice President,                 40       1993
                           Secretary and General Counsel

  Jenny L. Carpenter ....  Vice President,                 50       1995
                           Sales and Marketing -
                           Specialty Food Products

  Gary A. Corbett .......  Vice President, Governmental    48       1993
                           and Dairy Industry Relations

  Gary D. Flickinger ....  Vice President, Production      54       1993

  Daniel E. Green .......  Group Vice President,           51       1992
                           Specialty Dairy Division

  James R. Greisinger ...  Group Vice President and        55       1992
                           President of Dean Pickle and
                           Specialty Products Company

  Dale I. Hecox .........  Treasurer                       64       1985

  Charles D. Kinser. ....  Vice President, Engineering     64       1995

  Rodney T. Liddle. .....  Vice President,                 39       1996
                           Strategic Planning

  William R. McManaman ..  Vice President, Finance         49       1996
                           and Chief Financial Officer

  George A. Muck ........  Vice President,                 58       1970
                           Research & Development

  Douglas A. Parr .......  Vice President,                 54       1993
                           Dairy Sales and Marketing

                                       12


  Dennis J. Purcell .....  Corporate Group Vice President  53       1993

  Roger A. Ragland ......  Group Vice President,           62       1995
                           International

  Jeffrey P. Shaw .......  Group Vice President and        39       1992
                           President of Dean Foods
                           Vegetable Company


     Each of the executive officers, including executive officers who are also directors, was elected to serve as an executive officer until the next annual meeting of directors, scheduled for October 1, 1996.

     All of the Company's executive officers listed in Part III, Item 10 have been employees of the Company for more than five years, with the exception of Mr. McManaman and Mr. Parr. Prior to assuming their current positions,


- -    Mr. Blanchard was the Company's secretary and general counsel;
- -    Ms. Carpenter was the Company's Director of Marketing and Sales-Specialty
     Foods Division;
- -    Mr. Corbett was in the Company's sales administration management;
- -    Mr. Flickinger was the Director of Production - Dairy and a divisional general manager;
- -    Mr. Green was the Company's Vice President, Corporate Planning and
     Development;
- -    Mr. Greisinger was a Company Vice President and President of Dean Pickle
     and Specialty Products Company;
- -    Mr. Kinser was the Company's Director of Engineering;
- -    Mr. Liddle was the Company's Controller, Corporate and Specialty Foods
     Operations;
- -    Mr. Purcell was Senior Vice President of Sales and Marketing of Dean
     Pickle and Specialty Products Company;
- -    Mr. Ragland was a divisional sales vice president;
- -    Mr. Shaw was President of the Company's Richard A. Shaw, Inc. subsidiary, which was subsequently merged into Dean Foods Vegetable Company.


Mr. McManaman was employed by the Company during 1996. Mr. McManaman, prior to this employment by the Company, was the Vice President - Finance of Brunswick Corporation, a diversified marine and recreational products company.

Mr. Parr has been employed by the Company since 1992. Prior to assuming his present duties he was a Company regional sales manager. Mr. Parr, prior to his employment by the Company, was the Vice President - Western Zone Dairy Group of Borden, Inc., a diversified food and dairy company.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding the cash compensation of the Company's executive officers, compensation pursuant to plans and compensation of the Company's directors (including nominees for election at the Company's Annual Meeting of stockholders to be held October 1, 1996) is set forth in the Company's 1996 Proxy Statement at pages 5 through 6 under the caption "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS" and at pages 7 through 13 under the caption "EXECUTIVE COMPENSATION." Such information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is set forth in the Company's 1996 Proxy Statement at pages 18 and 19 under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)The following documents are filed as a part of this Report. The page number, if any, listed opposite a document indicates the page number in the sequential numbering system in the manually signed original of this Report where such document can be found.
                                                                        Page No.
      (1) Financial Statements

          The consolidated balance sheets at May 26, 1996 and May 28, 1995, the related consolidated statements of income, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended May 26, 1996, and the notes thereto, together with the report thereon of Price Waterhouse LLP dated June 25, 1996, except as to the second sentence of Note 13, which is as of July 10, 1996, as incorporated by reference in Part II, Item 8 of this Report.

      (2) Financial Statement Schedules


          Report of independent accountants on financial statement schedule   16

          Schedule VIII - Valuation and qualifying accounts                   17

          All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

          Separate financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at May 26, 1996, except for indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.



      (3) Exhibits

          See Exhibit Index                                              18 - 19

  (b) Reports on Form 8-K.

      (1) Registrant filed a Current Report on Form 8-K, dated July 15, 1996, with regards to the Registrant's Press Release, dated the same, "Dean Foods Names Thomas L. Rose Vice Chairman".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DEAN FOODS COMPANY


                                   By   William R. McManaman
                                      ------------------------------
                                        William R. McManaman
                                        (Vice President, Finance and
                                         Chief Financial Officer)
Date:  August 23, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                 Title               Date
      ---------                 -----               ----

HOWARD M. DEAN          Chairman of the Board  August 23, 1996
- ----------------------  and Director
Howard M. Dean

EDWARD A. BRENNAN       Director               August 23, 1996
- ----------------------
Edward A. Brennan

LEWIS M. COLLENS        Director               August 23, 1996
- ----------------------
Lewis M. Collens

PAULA H. CROWN          Director               August 23, 1996
- ----------------------
Paula H. Crown

JOHN P. FRAZEE, JR.     Director               August 23, 1996
- ----------------------
John P. Frazee, Jr.

BERT A. GETZ            Director               August 23, 1996
- ----------------------
Bert A. Getz

JOHN S. LLEWELLYN, JR.  Director               August 23, 1996
- ----------------------
John S. Llewellyn, Jr.

RICHARD P. MAYER        Director               August 23, 1996
- ----------------------
Richard P. Mayer

ANDREW J. MCKENNA       Director               August 23, 1996
- ----------------------
Andrew J. McKenna

THOMAS A. RAVENCROFT    Senior Vice President  August 23, 1996
- ----------------------  and Director
Thomas A. Ravencroft

THOMAS L. ROSE          President              August 23, 1996
- ----------------------  and Director
Thomas L. Rose

ALEXANDER J. VOGL       Director               August 23, 1996
- ----------------------
Alexander J. Vogl

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE






To the Board of Directors
Dean Foods Company



Our audits of the consolidated financial statements referred to in our report dated June 25, 1996, except as to the second sentence of Note 13, which is as of July 10, 1996, appearing on page 38 of the Dean Foods Company Annual Report to Shareholders for Fiscal Year Ended May 26, 1996 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





                                           PRICE WATERHOUSE LLP

Chicago, Illinois
June 25, 1996

                      DEAN FOODS COMPANY AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                                                 Amount
                                                charged
                                   Balance at  (credited)    Accounts   Balance
                                   beginning  to costs and   written    at end
Classification                     of period   expenses        off     of period
- --------------                     ---------- ------------   --------  ---------
                                                     (In thousands)

Fiscal Year Ended May 26, 1996
- ------------------------------

Allowance for doubtful
 accounts and notes
 receivable......................... $4,257     $2,000       $3,056     $3,201
                                     ======     ======       ======     ======



Fiscal Year Ended May 28, 1995
- ------------------------------

Allowance for doubtful
 accounts and notes
 receivable......................... $3,875       $666         $284     $4,257
                                     ======       ====         ====     ======



Fiscal Year Ended May 29, 1994
- ------------------------------

Allowance for doubtful
 accounts and notes
 receivable......................... $4,470       $326         $921     $3,875
                                     ======       ====         ====     ======

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

     b. By-Laws of Registrant, as amended January 26, 1996               20-36

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

     a. Amended and Restated Dean Foods Company Management Deferred Compensation Plan, dated as of June 1, 1994 (filed as Exhibit 10(a) to the Registrant's Form 10-K Annual Report for Fiscal Year Ended May 29, 1994 and incorporated herein by reference)

     b. Dean Foods Company Retirement Plan for Certain Directors
        (filed as Exhibit 10(a) to Registrant's Form 10-K Annual
        Report for Fiscal Year Ended December 28, 1985 and incorporated herein by reference)

     c. Form of Agreement dated March 17, 1986, between Registrant and each of its current executive officers (filed as Exhibit 10(b) to Registrant's Form 10-K Annual Report for Fiscal Year Ended December 28, 1985 and incorporated herein by reference)

     d. Form of Indemnification Agreement between Registrant and each of its directors and officers serving at any time after October 5, 1987 (filed as Exhibit 10(m) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 29, 1988, and incorporated herein by reference)

                                                                      Page No.
                                                                      --------

     e. Amended and Restated Dean Foods Company Directors Deferred Compensation Plan, dated March 25, 1988 (filed as Exhibit 10(j) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)


     f. Dean Foods Company Supplemental Benefit Plan for eligible officers, as amended and restated on May 24, 1991 (filed as Exhibit 10(k) to Registrant's Form 10-K Annual Report for Fiscal Year ended May 26, 1991 and incorporated herein by reference)

     g. Dean Foods Company Supplemental Incentive Compensation Plan for certain officers, as amended March 31, 1989 (filed as Exhibit 10(l) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)

     h. Dean Foods Company Director Stock Option Plan, dated
        September 30, 1992 (filed as Exhibit 10(i) to Registrant's Form 10-K Annual Report for Fiscal Year ended May 30, 1993 and incorporated herein by reference)

     i. $200 Million Credit Agreement dated February 16, 1995; and Amendment #1 dated February 13, 1996 (filed as Exhibit 10(1) to Registrant's Form 10-Q Quarterly Report for Quarterly Period Ended February 25, 1996 and incorporated herein by reference)


(11) Statement re computation of per share earnings                      37

(12) Computation of Ratio of Earnings to Fixed Charges                   38


(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

     a. Dean Foods Company Annual Report to Shareholders for Fiscal
        Year Ended May 26, 1996                                        39-80

        With the exception of the financial statements, report of independent accountants thereon and certain other information expressly incorporated herein by reference, the Registrant's Annual Report to Shareholders for Fiscal Year Ended May 26, 1996 is not to be deemed filed as part of this Report.

(21) Subsidiaries of the Registrant

     a. Subsidiaries of the Registrant as of May 26, 1996                81

(23) Consents of Experts and Counsel


     a. Consent of Independent Accountants dated August 23, 1996         82

(27) Financial Data Schedules                                            83