Form 10-Q
period 1996-08-25
DEAN FOODS CO
filed 1996-10-08
CIK 27500

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

  X    Quarterly report pursuant to Section 13 of 15(d) of the Securities
-----  Exchange Act of 1934

For the quarterly period ended August 25, 1996 or

       Transition report pursuant to Section 13 of 15(d) of the Securities ----- Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number    0-1118
                        ----------

                              DEAN FOODS COMPANY
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)



          DELAWARE                                              36-0984820
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S Employer
 incorporation or organization)                             Identification No.)



3600 North River Road, Franklin Park, Illinois                  60131
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (847)  678-1680
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
The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 40,162,877.

Total number of pages 10.

PART I - FINANCIAL INFORMATION

A. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                      AUGUST 25, 1996 AND AUGUST 27, 1995
                  (In Thousands Except for Per Share Amounts)


                                              Three Months Ended
                                            ----------------------
                                            August 25,  August 27,
                                               1996        1995
                                            ----------  ----------
                                                  (Unaudited)

Net sales                                    $710,052     $651,505
Costs of products sold                        550,159      502,820
Delivery, selling and
administrative expenses                       123,812      120,487
                                            ---------   ----------
Operating earnings                             36,081       28,198
Interest expense                               (6,249)      (5,658)
Interest income                                   270          383
                                            ---------   ----------
Income before income taxes                     30,102       22,923
Provision for income taxes                     12,192        9,262
                                            ---------   ----------
Net income                                    $17,910      $13,661
                                            =========   ==========
Net income per common share                      $.45         $.34
                                            =========   ==========
Dividends per share (Declared and paid)          $.19         $.18
                                            =========   ==========
Weighted average common shares                 40,142       40,092
                                            =========   ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        AUGUST 25, 1996 AND MAY 26, 1996
                                 (In Thousands)


                                                    August 25,      May 26,
                                                       1996          1996
                                                    ----------    ----------
                                                   (Unaudited)
        ASSETS
CURRENT ASSETS:                                         $6,890       $10,399
 Cash and cash equivalents
 Accounts and notes receivable,
  less allowance for doubtful
  accounts of $3,081 and $3,201, respectively          186,524       188,222
 Inventories                                           329,007       278,731
 Other current assets                                   98,723       107,047
                                                    ----------    ----------
   Total Current Assets                                621,144       584,399
                                                    ----------    ----------
PROPERTIES:
 Property, plant and equipment, at cost              1,009,830       993,826
 Accumulated depreciation                              482,432       468,159
                                                    ----------    ----------
                                                       527,398       525,667
                                                    ----------    ----------
OTHER ASSETS                                           111,104       112,174
                                                    ----------    ----------
   Total Assets                                     $1,259,646    $1,222,240
                                                    ==========    ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable to banks                                $82,000       $92,000
 Current installments of long-term obligations          11,796        11,855
 Accounts payable and accrued expenses                 321,810       287,305
 Dividends payable                                       7,708         7,297
 Federal and state income taxes                          4,988             -
                                                    ----------    ----------
   Total Current Liabilities                           428,302       398,457
                                                    ----------    ----------
LONG-TERM OBLIGATIONS (Less current
 installments included above)                          221,138       221,653
                                                    ----------    ----------
DEFERRED CREDITS                                        91,384        94,438
                                                    ----------    ----------
SHAREHOLDERS' EQUITY                                   518,822       507,692
                                                    ----------    ----------
   Total Liabilities and Shareholders' Equity       $1,259,646    $1,222,240
                                                    ==========    ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                     AUGUST 25, 1996 AND AUGUST 27, 1995
                                (In Thousands)


                                                              Three Months Ended
                                                          --------------------------
                                                          August 25,      August 27,
                                                             1996            1995
                                                          ----------      ----------
                                                                  (Unaudited)

Net cash provided from operations                            $32,017         $12,505
                                                          ----------      ----------
Cash flows from investing activities:
  Capital expenditures                                       (19,859)        (28,208)
  Proceeds from disposition of property,
   plant and equipment                                           661             527
  Acquisition of business, net of
   cash acquired                                                   -         (19,282)
                                                          ----------      ----------
Net cash used in investing activities                        (19,198)        (46,963)
                                                          ----------      ----------
Cash flows from financing activities:
  Issuance of long-term obligations                                -           3,799
  Repayment of long-term obligations                            (574)         (1,554)
  Issuance (repayment) of notes payable to banks, net        (10,000)         40,000
  Unexpended industrial revenue bond proceeds                    744          (3,414)
  Cash dividends paid                                         (7,221)         (6,646)
  Issuance of common stock                                       723           1,331
                                                          ----------      ----------
Net cash provided by (used for) financing activities         (16,328)         33,516
                                                          ----------      ----------
Decrease in cash and cash equivalents                         (3,509)           (942)

Cash and cash equivalents - beginning of period               10,399           4,826
                                                          ----------      ----------
Cash and cash equivalents - end of period                     $6,890          $3,884
                                                          ==========      ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  INVENTORIES

     The following is a tabulation of inventories by class at August 25, 1996, August 27, 1995, and May 26, 1996 (In Thousands).




                                 August 25, August 27,  May 26,
                                   1996        1995      1996
                                 ---------  ---------  --------
                                      (Unaudited)

Raw materials and supplies       $ 48,062   $ 47,580   $ 56,671
Materials in process               93,964     95,935     65,447
Finished goods                    203,415    231,356    172,316
                                 --------   --------   --------
                                  345,441    374,871    294,434
Less:   Excess of current cost
        over stated value of
        last-in, first-out
        inventories                16,434     15,167     15,703
                                 --------   --------   --------
Total inventories                $329,007   $359,704   $278,731
                                 ========   ========   ========


2.  BUSINESS SEGMENT INFORMATION

     The following is a tabulation of the Company's business segment information for the quarters ended August 25, 1996 and August 27, 1995 (In Thousands).


                      Dairy     Vegetables   Pickles  Specialty  Corporate  Consolidated
                    ---------  -----------  --------  ---------  ---------  ------------
August 25, 1996
Net sales            $432,281     $114,307   $95,848    $67,616  $      -    $710,052
Operating earnings   $ 26,120     $    956   $ 7,934    $ 8,431  $ (7,360)   $ 36,081

August 27, 1995
Net sales            $390,264     $116,080   $93,782    $51,379  $      -    $651,505
Operating earnings   $ 20,341     $  2,647   $ 4,752    $ 6,473  $ (6,015)   $ 28,198

3.  LEGAL PROCEEDINGS

     See PART II, Item 1 for a discussion of pending legal proceedings.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

A.)  Liquidity and Capital Resources


     As of August 25, 1996 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996. Cash and cash equivalents were $6.9 million at August 25, 1996, a decrease of $3.5 million from the balance at May 26, 1996.

     The inventories at August 25, 1996 were $329.0 million, an increase of $50.3 million over the balance at May 26, 1996, reflecting the typical seasonal increase resulting from the vegetable and cucumber harvests. The August 25, 1996 inventories were $30.7 million lower than inventories a year ago reflecting the planned reduction of inventories in the Vegetables segment.

     In the fourth quarter of fiscal 1996 the Company recorded a pre-tax provision of $150.0 million related to the adoption of a plan to reduce costs, rationalize production capacity and provide for projected severance and environmental costs. At May 26, 1996 the remaining accruals were $49.0 million. During the first quarter of fiscal 1997 the Company expended
$2.7 million, primarily for plant closure and severance activities. Plant closure and severance activity will accelerate in the remaining quarters of fiscal 1997 following the completion of processing of the 1996 harvest in the plants scheduled for closure or disposition.

     Short-term borrowings outstanding at August 25, 1996, were $82.0 million, a decrease of $10.0 million from the balance outstanding at May 26, 1996. Working capital at August 25, 1996 was $192.8 million compared to $185.9 million at May 26, 1996. The Company's debt-to-capital ratio was 37.8% at August 25, 1996 compared with 39.1% at May 26, 1996.


B.)  Results of Operations

     Sales

     Net sales for the first quarter of $710.1 million were 9% higher than sales of $651.5 million in the prior year. The sales increase is primarily due to increases in the Dairy and Specialty segments.

     Dairy sales of $432.3 million were 10.8% higher than sales of $390.3 million in the prior year, primarily as a result of increased pricing which reflected the pass-through of higher raw milk costs experienced during the quarter. Raw milk supplies are tight and additional increases in raw milk costs are expected in the next few months. Despite the lower supply of milk, the Company has not experienced significant difficulties in obtaining raw product. On an overall basis, dairy volume in the quarter was flat with fluid milk up 4% and ice cream volume down 6%. The fluid volume increase is due to increases in most of the fluid operations, which averaged approximately 3%, and the effect of a 1995 acquisition. The ice cream volume decline is in line with the overall national decline in the ice cream category.

     Sales in the Specialty segment of $67.6 million were 31.6% higher than prior year sales of $51.4 million, primarily as the result of a 1995 acquisition and a 19% increase in volume in the Company's powdered products operation due to increased international sales. Sales in the Vegetables segment of $114.3 million were 1.5% lower than prior year sales of $116.1 million as a result of a 1.5% decline in volume. Sales in the Pickles segment increased 2.2% to $95.8 million, primarily on net increased pricing as volume was essentially flat.

     Operating Earnings

     Operating earnings for the first quarter of fiscal 1997 were $36.1 million, or 28% higher than operating earnings of $28.2 million in the prior year. Increases in operating earnings in the Dairy, Pickles and Specialty segments were responsible for the improvement.

     Dairy segment operating earnings of $26.1 million were 28.4% higher than the operating earnings of $20.3 million in the prior year. The quarter benefited from the impact of a higher butterfat differential in the quarter which effectively reduced the costs of the Company's skim and low fat dairy products, as well as from improved margins and operating efficiencies in certain operations. Operating earnings in the Pickles segment improved $3.2 million or 67.0% to $7.9 million in the quarter, as a result of the net pricing improvements discussed above and improved operating efficiencies attributable to an improved Spring crop of cucumbers in 1996. Specialty segment operating earnings of $8.4 million were 30.2% higher than the operating earnings of $6.5 million in the prior year, primarily as the result of increased profits resulting from the higher sales in the powdered products operation and the earnings of a fiscal 1996 acquisition. Vegetables segment operating earnings declined from $2.6 million in fiscal 1996 to $1.0 million in the current year. The Vegetables' results reflect the third consecutive quarter in which the year-to-year comparisons are down. The down quarters are attributable to the poor Midwest harvest in the summer of 1995 and the resultant higher costs caused by volume related inefficiencies that have not been recovered through higher pricing as industry-wide inventory remained at high levels. The 1996 harvest is not complete and costs and pricing in future quarters could still be affected by weather conditions over the remainder of the 1996 growing season.

     Interest Expense

     Interest expense in the first quarter of $6.2 million was 10% higher than the interest expense in the same period of the prior year. The increase reflects slightly higher average borrowings resulting from fiscal 1996 acquisitions and higher interest rates than in the corresponding period of the prior year.

     Income Taxes

     The effective income tax rate for the first quarter was 40.5% compared with a rate of 40.4% in the first quarter a year ago.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

         There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Form 10-K Annual Report, for the fiscal year ended May 26, 1996.


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


                                      DEAN FOODS COMPANY
                                      ------------------
                                         (Registrant)




DATE:  October 8, 1996                William R. McManaman
       ---------------                ---------------------------
                                      WILLIAM R. McMANAMAN
                                      Vice President, Finance and
                                      Chief Financial Officer



DATE:  October 8, 1996                Dale I. Hecox
       ---------------                ---------------------------
                                      DALE I. HECOX
                                      Treasurer