Form 10-Q
period 1996-11-24
DEAN FOODS CO
filed 1997-01-08
CIK 27500

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

 X    Quarterly report pursuant to Section 13 of 15(d) of the Securities
---   Exchange Act of 1934

For the quarterly period ended  November 24, 1996  or
                               -------------------
      Transition report pursuant to Section 13 of 15(d) of the Securities
---   Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number  0-1118
                       --------

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

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 40,172,398.

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

ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE QUARTERS AND SIX MONTHS ENDED
                    NOVEMBER 24, 1996 AND NOVEMBER 26, 1995
                  (In Thousands Except for Per Share Amounts)


                                 Second Quarter Ended              Six Months Ended
                                 --------------------              ----------------
                             November 24,     November 26,    November 24,    November 26,
                                 1996             1995            1996            1995
                            ---------------  --------------  --------------  --------------
Net sales                          $775,717        $705,358      $1,485,769      $1,356,863
Costs of products sold              604,733         547,092       1,154,892       1,049,912
Delivery, selling and
 administrative expenses            132,301         124,293         256,113         244,780
                            ---------------  --------------  --------------  --------------
Operating earnings                   38,683          33,973          74,764          62,171
Interest expense                     (6,849)         (7,211)        (13,098)        (12,869)
Interest income                         228             378             498             761
                            ---------------  --------------  --------------  --------------
Income before income taxes           32,062          27,140          62,164          50,063
Provision for income taxes           12,986          11,128          25,178          20,390
                            ---------------  --------------  --------------  --------------
Net income                         $ 19,076        $ 16,012      $   36,986      $   29,673
                            ===============  ==============  ==============  ==============
Net income per common
share                              $    .47        $    .40      $      .92      $      .74
                            ===============  ==============  ==============  ==============
Dividends per share
(Declared and paid)                $    .19        $    .18      $      .38      $      .36
                            ===============  ==============  ==============  ==============
Weighted average common
shares                                                               40,153          40,111
                                                             ==============  ==============



See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 24, 1996 AND MAY 26, 1996
                                 (In Thousands)

                                                 November 24,          May 26,
                                                    1996                 1996
                                                 ------------       -------------
                                                 (Unaudited)
         ASSETS
         ------
CURRENT ASSETS:                                    $   15,981          $   10,399
Cash and cash equivalents
Accounts and notes receivable,
less allowance for doubtful
accounts of $3,344 and $3,201, respectively           215,231             188,222
Inventories                                           361,831             278,731
Other current assets                                  100,459             107,047
                                                 ------------       -------------
Total Current Assets                                  693,502             584,399
                                                 ------------       -------------
PROPERTIES:
Property, plant and equipment, at cost              1,023,150             993,826
Accumulated depreciation                              497,535             468,159
                                                 ------------       -------------
                                                      525,615             525,667
                                                 ------------       -------------
OTHER ASSETS                                          110,123             112,174
                                                 ------------       -------------
Total Assets                                       $1,329,240          $1,222,240
                                                 ============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Notes payable to banks                             $  142,000          $   92,000
Current installments of long-term obligations          11,747              11,855
Accounts payable and accrued expenses                 323,309             287,305
Dividends payable                                       7,711               7,297
Federal and state income taxes                          1,656                   -
                                                 ------------       -------------
Total Current Liabilities                             486,423             398,457
                                                 ------------       -------------
LONG-TERM OBLIGATIONS (Less current
installments included above)                          220,272             221,653
                                                 ------------       -------------
DEFERRED LIABILITIES                                   92,204              94,438
                                                 ------------       -------------
SHAREHOLDERS' EQUITY                                  530,341             507,692
                                                 ------------       -------------
Total Liabilities and Shareholders' Equity         $1,329,240          $1,222,240
                                                 ============       =============

See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                    NOVEMBER 24, 1996 AND NOVEMBER 26, 1995
                                 (In Thousands)



                                                             Six Months Ended
                                                   -----------------------------------
                                                   November 24,          November 26,
                                                      1996                   1995
                                                   ------------          -------------
                                                              (Unaudited)
Net cash provided from (used by) operations         $  5,150                 $ (8,441)
                                                   ---------               ----------
Cash flows from investing activities:
Capital expenditures                                 (35,873)                 (53,991)
Proceeds from disposition of property,
plant and equipment                                      976                    1,558
Acquisition of business, net of
cash acquired                                              -                  (57,569)
                                                   ---------               ----------
Net cash used in investing activities                (34,897)                (110,002)
                                                   ---------               ----------
Cash flows from financing activities:
Issuance of long-term obligations                          -                    9,799
Repayment of long-term obligations                    (1,489)                  (1,937)
Issuance of notes payable to banks, net               50,000                  144,000
Unexpended industrial revenue bond proceeds              702                   (3,481)
Cash dividends paid                                  (14,707)                 (13,814)
Issuance of common stock                                 823                    1,511
                                                   ---------               ----------
Net cash provided by financing activities             35,329                  136,078
                                                   ---------               ----------
Increase in cash and cash equivalents                  5,582                   17,635
Cash and cash equivalents - beginning of period       10,399                    4,826
                                                   ---------               ----------
Cash and cash equivalents - end of period           $ 15,981                 $ 22,461
                                                   =========               ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  INVENTORIES

     The following is a tabulation of inventories by class at November 24, 1996, November 26, 1995, and May 26, 1996 (In Thousands).

                                                          (Unaudited)
                                                 November 24,       November 26,         May 26,
                                                     1996               1995            1996
                                                 ------------       ------------       ---------
Raw materials and supplies                           $ 44,504           $ 45,042        $ 56,671
Materials in process                                  117,206            104,772          65,447
Finished goods                                        217,251            258,758         172,316
                                                 ------------       ------------       ---------
                                                      378,961            408,572         294,434
Less:  Excess of current cost over stated value
of last-in, first-out inventories                      17,130             14,831          15,703
                                                 ------------       ------------       ---------
Total inventories                                    $361,831           $393,741        $278,731
                                                 ============       ============       =========

2.  BUSINESS SEGMENT INFORMATION

     The following is a tabulation of the Company's business segment information for the quarters and six month periods ended November 24, 1996 and November 26, 1995 (In Thousands).

(Unaudited)

                      Dairy    Vegetables   Pickles    Specialty   Corporate    Consolidated
                    ---------  ----------  ----------  ---------  ------------  ------------
SECOND QTR. ENDED
November 24, 1996
Net sales            $452,351    $152,845     $88,884    $81,637  $        -     $  775,717
Operating earnings   $ 16,600    $ 11,531     $ 8,967    $ 9,983  $   (8,398)    $   38,683
November 26, 1995
Net sales            $397,220    $161,533     $86,772    $59,833  $        -     $  705,358
Operating earnings   $ 19,162    $  9,614     $ 4,926    $ 6,078  $   (5,807)    $   33,973
SIX MONTHS ENDED
November 24, 1996
Net sales            $884,632    $267,152    $184,732   $149,253   $       -     $1,485,769
Operating earnings   $ 42,720    $ 12,487    $ 16,901   $ 18,414   $ (15,758)    $   74,764
November 26, 1995
Net sales            $787,484    $277,613    $180,554   $111,212   $       -     $1,356,863
Operating earnings   $ 39,503    $ 12,261    $  9,678   $ 12,551   $ (11,822)    $   62,171

3.  LEGAL PROCEEDINGS

     See PART II, Item 1 for a discussion of pending legal proceedings.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.)  Liquidity and Capital Resources

     As of November 24, 1996 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996. Cash and cash equivalents were $16.0 million at November 24, 1996, an increase of $5.6 million from the balance at May 26, 1996.

     The inventories at November 24, 1996 were $361.8 million, an increase of $83.1 million over the balance at May 26, 1996, reflecting the typical seasonal increase resulting from the vegetable and cucumber harvests. The November 24, 1996 inventories were $31.9 million lower than inventories at November 26, 1995 reflecting the lower value of inventories in the Vegetables segment.

     In the fourth quarter of fiscal 1996 the Company recorded a pre-tax provision of $150.0 million related to the adoption of a plan to reduce costs, rationalize production capacity and provide for projected severance and environmental costs. At May 26, 1996 the remaining accruals were $49.0 million. During the first half of fiscal 1997 the Company expended $4.4 million, primarily for plant closure and severance activities. Plant closure and severance activity will accelerate in the remaining quarters of fiscal 1997 following the completion of processing of the 1996 harvest in the plants scheduled for closure or disposition.

     Short-term borrowings outstanding at November 24, 1996, were $142.0 million, an increase of $50.0 million from the balance outstanding at May 26, 1996 as a result of the borrowing associated with the normal pack of seasonally grown crops. The short-term borrowings are $31.0 million less than at November 26, 1995 due primarily to the lower inventory balance in fiscal 1997. Working capital at November 24, 1996 was $207.1 million compared to $185.9 million at May 26, 1996. The Company's debt-to-capital ratio was 41.4% at November 24, 1996 compared with 39.1% at May 26, 1996.

B.)  Results of Operations

     Sales

     Net sales for the second quarter of fiscal 1997 of $775.7 million were 10% higher than sales of $705.4 million in the prior year. For the six months, net sales increased 9.5% to $1.49 billion in fiscal 1997 from $1.36 billion last year. The sales increases in both periods are primarily due to increases in the Dairy and Specialty segments.

     Dairy sales for the quarter of $452.4 million were 13.9% higher than sales of $397.2 million in the prior year. For the six months, Dairy sales increased 12.3%, to $884.6 million from $787.5 million in fiscal 1996. The increased sales in both periods are primarily the result of increased selling prices which reflected the pass-through of record high raw milk costs, which peaked in the second quarter of fiscal 1997. Raw milk costs are projected to decline during the third quarter. For the six month period overall dairy volume is up slightly as a 4% increase in fluid milk is largely offset by a 4% decline in ice cream, which is less than the decline in the overall ice cream industry.

     The Vegetables segment sales of $152.8 million in the second quarter and $267.2 million for the six months in fiscal 1997 are down approximately 5% and 4% respectively, from sales of $161.5 and $277.6 million in the same periods in the prior year. The decline in both periods is due primarily to lower private label sales. Fiscal 1997 Pickles segment sales of $88.9 million and $184.7 million for the second quarter and six month periods, respectively, are approximately 2% ahead of prior year sales in both periods.

     The Specialty segment sales for both the second quarter and six month periods increased significantly over the prior year to $81.6 million and $149.3 million, respectively, from $59.8 million and $111.2 million in the same periods of the prior year. These increases of 36% in the second quarter and 34% for the six months are primarily due to an acquisition in December 1996 and increased sales of the segment's non-dairy coffee creamers.

     Operating Earnings

     Operating earnings for the second quarter of fiscal 1997 were $38.7 million, an increase of 14% over operating earnings of $34.0 million in fiscal 1996. For the six months, operating earnings of $74.8 million were $12.6 million or 20% higher than the same period of the prior fiscal year. The Pickles and Specialty segments have reported improved operating earnings in both quarters of fiscal 1997, while Dairy had a stronger first quarter and weaker second quarter than in the prior year and Vegetables earnings were down in the first quarter but up in the second quarter of fiscal 1997.

     Dairy segment operating earnings of $16.6 million in the second quarter of fiscal 1997 were 13.4% lower than operating earnings of $19.2 million in the prior year. For the six months, Dairy operating earnings of $42.7 million are 8.1% higher than in fiscal 1996. Unlike the first quarter of fiscal 1997, when an increasing butterfat differential, which effectively reduced the cost of the Company's skim and lowfat dairy products, benefited the results in this segment, a declining butterfat differential in the second quarter negatively affected this segment's second quarter operating results.

     The Vegetables segment operating earnings of $11.5 million in the second quarter of fiscal 1997 versus $9.6 million in the second quarter of the prior fiscal year was the segment's first quarter-over-quarter increase since fiscal 1995. For the six month period, operating earnings in the Vegetables segment of $12.5 million are approximately flat with those of the prior fiscal year. The improved second quarter results were principally the result of favorable manufacturing variances, lower warehousing costs and reduced operating expenses, all of which offset the lower sales volumes in fiscal 1997.

     Pickles segment operating earnings increased to $9.0 million in the second quarter of fiscal 1997 from $4.9 million in 1996, and for six months were $16.9 million in fiscal 1997 versus $9.7 million in the prior year. The improvements in both periods of 1997 are the result of improved procurement and manufacturing efficiencies and a shift in customer sales mix which resulted in the elimination of sales of low margin products.

     The Specialty segment operating earnings for the second quarter and six month periods of fiscal 1997 of $10.0 million and $18.4 million, respectively, are substantially ahead of the $6.1 million and $12.6 million operating earnings in the same periods of the prior year. The improvement in operating earnings in fiscal 1997 is primarily the result of increased profits resulting from the higher sales in the powdered products operation and the earnings of a fiscal 1996 acquisition.

     The increased corporate expenses in fiscal 1997 for both the second quarter and six months are principally the result of increased pension and compensation accruals to reflect improved 1997 earnings levels and the Company's recently announced management changes.

     Interest Expense

     Interest expense in the second quarter of $6.8 million is slightly lower than the interest expense in the same period of the prior year reflecting lower average borrowings. For the six month period, interest expense is approximately flat with that of the prior year.

     Income Taxes

     The effective income tax rate for both the second quarter and six month periods of fiscal 1997 was 40.5% compared with a rate of 41.0% in the second quarter and 40.7% for the first six months of fiscal 1996.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Form 10-K Annual Report, for the fiscal year ended May 26, 1996.


ITEM 6.  Exhibits and Reports on Form 8-K

        a.)  Exhibits

             Item 12 -      Computation of Ratio of Earnings to Fixed Charges.

             Item 27 -      Financial Data Schedules.


        b.)  Reports on Form 8-K

             None filed.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DEAN FOODS COMPANY
                                      ---------------------------
                                      (Registrant)




DATE:  January 8, 1997                William R. McManaman
                                      ---------------------------
                                      WILLIAM R. McMANAMAN
                                      Vice President, Finance and
                                      Chief Financial Officer



DATE:  January 8, 1997                William M. Luegers
                                      ---------------------------
                                      WILLIAM M. LUEGERS
                                      Controller