Form 10-Q
period 1997-02-23
DEAN FOODS CO
filed 1997-04-07
CIK 27500

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


For the quarterly period ended    February 23, 1997    or
                               -----------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934


For the transition period from                    to
                               ------------------    ------------------
Commission file number    0-1118
                         --------

                             DEAN FOODS COMPANY
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)



        DELAWARE                                               36-0984820
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S Employer
 incorporation or organization)                           Identification No.)




3600 North River Road, Franklin Park, Illinois                     60131
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code            (847)  678-1680
                                                   ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X         No
         ---           ---

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 40,226,521.
                                              ----------
Total number of pages  45.
                      ---

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

ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                    FEBRUARY 23, 1997 AND FEBRUARY 25, 1996
                  (In Thousands Except for Per Share Amounts)

                                    Third Quarter Ended               Nine Months  Ended
                                ----------------------------     ----------------------------
                                February 23,    February 25,     February 23,    February 25,
                                    1997            1996             1997           1996
                                ------------    ------------     ------------    ------------
Net sales                         $745,012        $717,976        $2,230,781       $2,074,839

Costs of products sold             571,151         572,175         1,726,043        1,622,087
Delivery, selling and
 administrative expenses           132,681         127,260           388,794          372,040
                                  --------        --------        ----------       ----------
Operating earnings                  41,180          18,541           115,944           80,712

Interest expense                    (6,647)         (8,192)          (19,745)         (21,061)

Interest income                        147             256               645            1,017
                                  --------        --------        ----------       ----------
Income before income taxes          34,680          10,605            96,844           60,668

Provision for income taxes          14,045           3,878            39,223           24,268
                                  --------        --------        ----------       ----------
Net income                        $ 20,635        $  6,727        $   57,621       $   36,400
                                  ========        ========        ==========       ==========
Net income per common
 share                            $    .51        $    .17        $     1.43       $      .91
                                  ========        ========        ==========       ==========
Dividends per share
 (Declared and paid)              $    .19        $    .18        $      .57       $      .54
                                  ========        ========        ==========       ==========
Weighted average common
 shares                                                               40,162           40,119
                                                                  ==========       ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 23, 1997 AND MAY 26, 1996
                                 (In Thousands)

                                             February 23,           May 26,
                                                1997                 1996
                                             ------------         ----------
                                             (Unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                     $   11,345         $   10,399
 Accounts and notes receivable,
  less allowance for doubtful
  accounts of $3,621 and $3,201, respectively     181,826            188,222
 Inventories                                      302,449            278,731
 Other current assets                             108,893            107,047
                                             ------------       ------------
 Total Current Assets                             604,513            584,399
                                             ------------       ------------
PROPERTIES:
 Property, plant and equipment, at cost         1,031,805            993,826
 Accumulated depreciation                         511,847            468,159
                                             ------------       ------------
                                                  519,958            525,667
                                             ------------       ------------
OTHER ASSETS                                      117,001            112,174
                                             ------------       ------------
 Total Assets                                  $1,241,472         $1,222,240
                                             ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Notes payable to banks                        $   65,000         $   92,000
 Current installments of long-term obligations     11,499             11,855
 Accounts payable and accrued expenses            287,821            287,305
 Dividends payable                                  7,718              7,297
 Federal and state income taxes                     8,486                  -
                                             ------------       ------------
  Total Current Liabilities                       380,524            398,457

LONG-TERM OBLIGATIONS (Less current
installments included above)                      223,392            221,653

DEFERRED LIABILITIES                               93,474             94,438

SHAREHOLDERS' EQUITY                              544,082            507,692
                                             ------------       ------------
  Total Liabilities and Shareholders' Equity   $1,241,472         $1,222,240
                                             ============       ============

See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                    FEBRUARY 23, 1997 AND FEBRUARY 25, 1996
                                 (In Thousands)


                                                                    Nine Months Ended
                                                                    -----------------
                                                          February 23,             February 25,
                                                              1997                     1996
                                                          ------------             ------------
                                                                       (Unaudited)
Net cash provided from  operations                            $ 95,859                $  14,846
                                                          ------------             ------------
Cash flows from investing activities:
 Capital expenditures                                          (47,500)                 (74,548)
 Proceeds from disposition of property,
  plant and equipment                                            1,312                    2,038
 Acquisition of business, net of
  cash acquired                                                      -                  (66,070)
 Proceeds from business divested                                 2,000                        -
                                                          ------------             ------------
Net cash used in investing activities                          (44,188)                (138,580)
                                                          ------------             ------------
Cash flows from financing activities:
 Issuance of long-term obligations                               8,200                    9,799
 Repayment of long-term obligations                             (3,817)                  (2,624)
 Issuance (Repayment) of notes payable to banks, net           (27,000)                 148,000
 Unexpended industrial revenue bond proceeds                    (7,524)                  (3,552)
 Cash dividends paid                                           (22,196)                 (21,108)
 Issuance of common stock                                        1,612                    1,519
                                                          ------------             ------------
Net cash provided by (used in) financing activities            (50,725)                 132,034
                                                          ------------             ------------
Increase in cash and cash equivalents                              946                    8,300

Cash and cash equivalents - beginning of period                 10,399                    4,826
                                                          ------------             ------------
Cash and cash equivalents - end of period                     $ 11,345                $  13,126
                                                          ============             ============

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  INVENTORIES

     The following is a tabulation of inventories by class at February 23, 1997, February 25, 1996, and May 26, 1996 (In Thousands).


                                                February 23,     February 25,         May 26,
                                                    1997            1996               1996
                                                ------------   --------------      -----------
                                                         (Unaudited)
Raw materials and supplies                       $ 47,229          $ 50,231           $ 56,671
Materials in process                               90,776            96,642             65,447
Finished goods                                    183,041           224,591            172,316
                                                 --------          --------           --------
                                                  321,046           371,464            294,434
Less:  Excess of current cost over stated value
of last-in, first-out inventories                  18,597            15,151             15,703
                                                 --------          --------           --------
Total inventories                                $302,449          $356,313           $278,731
                                                 ========          ========           ========


2.  BUSINESS SEGMENT INFORMATION

     The following is a tabulation of the Company's business segment information for the quarters and nine month periods ended February 23, 1997 and February 25, 1996 (In Thousands).


(Unaudited)
                           Dairy     Vegetables      Pickles    Specialty     Corporate  Consolidated
                      ----------  -------------  -----------  -----------  ------------  ------------
THIRD QTR. ENDED
February 23, 1997
Net sales             $  443,126       $143,445     $ 82,617     $ 75,824      $      -    $  745,012
Operating earnings    $   26,959       $  8,509     $  7,817     $  9,047      $(11,152)   $   41,180

February 25, 1996
Net sales             $  409,199       $146,515     $ 88,048     $ 74,214      $      -    $  717,976
Operating earnings    $   13,525       $   (547)    $  4,859     $  6,245      $ (5,541)   $   18,541

NINE MONTHS ENDED
February 23, 1997
Net sales             $1,327,758       $410,597     $267,349     $225,077      $      -    $2,230,781
Operating earnings    $   69,679       $ 20,996     $ 24,718     $ 27,461      $(26,910)   $  115,944

February 25, 1996
Net sales             $1,196,683       $424,128     $268,602     $185,426      $      -    $2,074,839
Operating earnings    $   53,028       $ 11,714     $ 14,537     $ 18,796      $(17,363)   $   80,712

3.  LEGAL PROCEEDINGS

     See PART II, Item 1 for a discussion of pending legal proceedings.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.)  Liquidity and Capital Resources


     As of February 23, 1997 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996. Cash and cash equivalents were $11.3 million at February 23, 1997, an increase of $.9 million from the balance at May 26, 1996.

     The inventories at February 23, 1997 were $302.4 million, an increase of $23.7 million over the balance at May 26, 1996, reflecting the typical seasonal increase resulting from the vegetable and cucumber harvests. The February 23, 1997 inventories were $53.9 million lower than inventories at February 25, 1996 reflecting the lower value of inventories in the Vegetables and Pickles segments.

     In the fourth quarter of fiscal 1996 the Company recorded a pre-tax provision of $150.0 million related to the adoption of a plan to reduce costs, rationalize production capacity and provide for projected severance and environmental costs. At May 26, 1996 the remaining accruals were $49.0 million. During the first nine months of fiscal 1997 the Company expended $15.0 million, primarily for plant closure and severance activities.

     Short-term borrowings outstanding at February 23, 1997, were $65.0 million, a decrease of $27.0 million from the balance outstanding at May 26, 1996. The short-term borrowings are $112.0 million less than at February 25, 1996, due primarily to lower inventory and receivable balances in the Vegetables and Pickles segments in fiscal 1997. Working capital at February 23, 1997 was $224.0 million compared to $185.9 million at May 26, 1996. The Company's debt-to-capital ratio was 35.5% at February 23, 1997 compared with 39.1% at May 26, 1996 and 41.2% at February 25, 1996.


B.)  Results of Operations

     Sales

     Net sales for the third quarter of fiscal 1997 of $745.0 million were 4% higher than sales of $718.0 million in the prior year. For the nine months, net sales increased 8% to $2.2 billion in fiscal 1997 from $2.1 billion last year. The sales increases in both periods are primarily due to increases in the Dairy and Specialty segments.

     Dairy sales for the quarter of $443.1 million were 8% higher than sales of $409.2 million in the prior year. For the nine months, Dairy sales increased 11%, to $1.3 billion from $1.2 billion in fiscal 1996. The increased sales in both periods are primarily the result of increased selling prices which reflected the pass-through of higher raw milk costs, which peaked at record levels in the second quarter of fiscal 1997 and then declined during the third quarter. For the nine month period overall dairy volume is up 1%, as a

4% increase in fluid milk is largely offset by a 2% decline in ice cream and a decline resulting from the sale of an Extended Shelf Life plant.

     The Vegetables segment sales of $143.4 million in the third quarter and $410.6 million for the nine months in fiscal 1997 are down approximately 2% and 3%, respectively, from sales of $146.5 million and $424.1 million in the same periods in the prior year. The decline in both periods is due primarily to lower private label sales.

     The Pickles segment sales of $82.6 million in the third quarter of fiscal 1997 were down 6% compared to the same quarter last fiscal year, primarily due to a shift in customer sales mix which focused on eliminating the sales of low margin products. Sales for the nine month period of $267.3 million were relatively flat in relation to the prior year.

     The Specialty segment sales for both the third quarter and nine month periods increased over the prior year. Third quarter sales were up 2% to $75.8 million from $74.2 million in 1996. For the nine months, sales increased 21% to $225.1 million from $185.4 million, primarily due to sales of a December 1995 acquisition and increased sales of the segment's non-dairy creamer products.

     Operating Earnings

     Operating earnings for the third quarter of fiscal 1997 of $41.2 million, were more than double the operating earnings of $18.5 million in fiscal 1996. For the nine months, operating earnings of $115.9 million were $35.2 million, or 44%, higher than in the same period of the prior year. Each of the Company's business segments reported increased operating earnings in both the quarter and nine month periods.

     Dairy segment operating earnings of $27.0 million in the third quarter of fiscal 1997 doubled the operating earnings of $13.5 million in the third quarter of 1996. For the nine months, dairy operating earnings of $69.7 million were $16.7 million, or 31%, higher than in fiscal 1996. The results for both periods reflect improved earnings from the sales increase discussed above and improved operating efficiencies in several plants. In the third quarter of fiscal 1997, an increasing butterfat differential, which effectively reduces the cost of the Company's skim and lowfat dairy products, benefited the results in this segment. In the second quarter of 1997, as well as the third quarter of 1996, a declining butterfat differential negatively effected this segment's operating results. The net change resulting from the changing butterfat was favorable by approximately $5.5 million in the third quarter of fiscal 1997 versus the third quarter of the prior year.

     Operating earnings in the Vegetables segment of $8.5 million in the third quarter of fiscal 1997 represented a significant turnaround from the operating loss of $.5 million in the same quarter of fiscal 1996. The improved third quarter results were principally because of favorable manufacturing variances resulting from improved procurement and increased operating efficiencies, lower warehousing costs and reduced operating expenses, all of which offset the lower sales volume in fiscal 1997. For the nine month period, operating earnings of $21.0 million are up 79% over those of fiscal 1996.

The Pickles segment recorded operating earnings of $7.8 million in the third quarter of fiscal 1997, a 61% increase over operating earnings of $4.9 million in the prior fiscal year. For the nine months, fiscal 1997 operating earnings of $24.7 million were 70% higher than those of fiscal 1996. The improvements in the quarter and nine month periods of 1997 are the result of improved procurement and manufacturing efficiencies and a shift in customer sales mix, as discussed above.

     The Specialty segment operating earnings for the third quarter and nine month periods of fiscal 1997 of $9.0 million and $27.5 million, respectively, are substantially ahead of the $6.2 million and $18.8 million operating earnings in the same periods of the prior year. The improvement in operating earnings in fiscal 1997 is primarily the result of higher sales in the powdered products operation and the earnings of the December 1995 acquisition.

     The increased Corporate expenses in the third quarter of fiscal 1997 are principally the result of increased compensation and stock plan accruals reflecting improved 1997 results. The increase in Corporate expenses for the nine month period reflect the increased compensation expenses as well as increased pension and other expenses related to the Company's 1997 management changes.

     Interest Expense

     Interest expense in the third quarter of $6.6 million is $1.5 million lower than the interest expense in the same period of the prior year reflecting significantly lower average borrowings. For the nine month period, interest expense is down approximately $1.3 million from the prior year primarily as a result of the lower third quarter average borrowings.

     Income Taxes

     The effective income tax rate for both the third quarter and nine month periods of fiscal 1997 was 40.5% compared with a rate of 36.6% in the third quarter and 40.0% for the first nine months of fiscal 1996.

PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

         There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Form 10-K Annual Report, for the fiscal year ended May 26, 1996.

ITEM 6.  Exhibits and Reports on Form 8-K

         a.)  Exhibits


              Item 10(a) - Employment Agreement dated December 2, 1996 between the Company and Philip A. Marineau.

              Item 10(b) - Severance, Consulting and Non-Complete Agreement
                           dated December 5, 1996 between the Company and Thomas L. Rose.

              Item 12    - Computation of Ratio of Earnings to Fixed Charges.

              Item 27    - Financial Data Schedules.


         b.)  Reports on Form 8-K

              The Company filed a Current Report on Form 8-K, dated December 6, 1996, with regards to the Company's Press Release dated December 2, 1996, "Dean Foods Selects New President".

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

                                      DEAN FOODS COMPANY
                                      ---------------------------
                                      (Registrant)




DATE:  April 7, 1997                  William R. McManaman
                                      ---------------------------
                                      WILLIAM R. McMANAMAN
                                      Vice President, Finance and
                                      Chief Financial Officer



DATE:  April  7, 1997                 William M. Luegers
                                      ---------------------------
                                      WILLIAM M. LUEGERS
                                      Controller