Form 10-K405
period 1997-05-25
DEAN FOODS CO
filed 1997-08-22
CIK 27500

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

(MARK ONE)
   [X]
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED MAY 25, 1997
                                      OR
   [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM                TO

                          Commission File No.: 0-1118

                               DEAN FOODS COMPANY
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State of other jurisdiction of
                         incorporation or organization)

                  3600 N. RIVER ROAD, FRANKLIN PARK, ILLINOIS
                    (Address of principal executive offices)
                                   36-0984820
                                (I.R.S. Employer
                              Identification No.)

                                     60131
                                   (Zip Code)

                                 (847) 678-1680
               Registrant's telephone number, including area code

     Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                 NEW YORK STOCK EXCHANGE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of Common Stock, Par Value $1 Per Share, of the Registrant outstanding as of August 8, 1997 was 40,565,649. The aggregate market value of such outstanding shares on August 8, 1997 was $1.86 billion, based upon the closing price for the Common Stock on the New York Stock Exchange on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference in the respective Parts hereof indicated:

1. Registrant's Annual Report to Shareholders for Fiscal Year Ended May 25, 1997 (referred to herein as the "Company's Fiscal 1997 Annual Report"): Part I and
   Part II

2. Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on September 30, 1997 (referred to herein as the "Company's 1997 Proxy Statement"): Part III

================================================================================

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

     In fiscal 1996, the Company conducted a strategic business review of all operations, focusing on its markets, competitors and capabilities, and identified a strategic plan design to enhance long-term shareholder value. As a result, in May 1996 the Company recorded a pre-tax special charge of $150.0 million ($97.7 million after-tax, or $2.44 per share) related to the adoption of a plan to reduce costs, rationalize production capacity and provide for severance and environmental costs. Complete implementation of the plan will result in the elimination of more than 800 manufacturing and administrative positions and the disposition or closure of 13 manufacturing facilities. As of May 25, 1997, the Company had disposed of or closed 11 manufacturing facilities and eliminated 700 positions. Net benefits recognized from the plan and the additional strategies in fiscal 1997 were approximately $13 million.

     The Company has made 12 acquisitions in the last five years. During fiscal 1997, the Company acquired Tri-State Dairy, Inc., a dairy processor located in Miami, Florida and Meadows Distributing Co., Inc.., an ice cream and frozen foods distributor located in Batavia, Illinois. During fiscal 1996 the Company acquired the business and assets of Norcal Crossetti Foods, Inc., a frozen vegetable and fruit processor located in Watsonville, California; Paramount Foods, a pickle processor located in Louisville, Kentucky; and Rod's Food Products, a specialty foods processor of aerosol toppings and extended shelf life products located in City of Industry, California. During fiscal 1995, the Company acquired the business and assets of a dairy processor located in Clovis, New Mexico and Rio Grande Foods, Inc., a frozen vegetable processor located in McAllen, Texas. During fiscal 1994, the Company acquired Longlife Dairy Products of Jacksonville, Florida, a processor of extended shelf life products, the Birds Eye frozen vegetable business and the Bennett's premium sauce line. During fiscal 1993, the Company acquired W. B. Roddenbery Co., Inc. of Cairo, Georgia, a processor of pickles, peanut butter, boiled peanuts and syrups and acquired an East Coast replacement sour cream product line. The results of operations of these acquisitions, from their respective dates of acquisition, have been included in the Company's results of operations.

     With one exception, these companies, businesses and assets were acquired for cash, installment notes or a combination thereof. In fiscal 1993, the Company exchanged 535,000 shares of its common stock for all the outstanding shares of W. B. Roddenbery Co., Inc.

     Information regarding the Company's Dairy, Vegetables, Pickles and Specialty business segments for the last three fiscal years is set forth in the Company's Fiscal 1997 Annual Report (Exhibit 13a hereto) at page 35 in Note 14 to the consolidated financial statements. Such information, excluding the first sentence of such note, is hereby incorporated herein by reference.

DAIRY BUSINESS SEGMENT

Fluid Milk and Cultured Products

     The Company processes raw milk and other raw materials into fluid milk and cultured products. The Company believes that it is the largest fluid milk processor in the United States. Although industry data is not available, the Company estimates that it has an 8% market share in domestic fluid milk. Included in the fluid products category is homogenized, low-fat and skim milk plus buttermilk, chocolate milk and juice products. Cultured dairy products include cottage cheese, yogurt and sour cream.

     Fluid milk and fresh cultured products are sold to grocery store chains, convenience stores, smaller retail grocery outlets, warehouse club stores, grocery warehouses and institutional customers in the Midwest and mid-Southern states, in parts of the Southeastern, Southwestern and Rocky Mountain states, parts of Pennsylvania and New York, and Mexico.

     In addition to the strong Dean's brand in the Midwest and Mid-South, fluid milk and cultured dairy products are sold in various areas under well-established labels such as Bell, Cream o'Weber, Creamland, Gandy's, T.G. Lee, Mayfield, McArthur, Meadow Brook, Price's, Reiter and Verifine. A substantial portion of the Company's fluid milk and cultured products volume is sold under private labels.

     The fluid milk and cultured products business is extremely competitive and productivity is therefore very important. The Company continues to reinvest a substantial portion of its total capital budget in its dairy plants and distribution systems to maintain and improve efficiencies. Major capital expenditures in fiscal 1997 included the construction of a new fluid milk processing plant in Braselton, Georgia that is expected to begin operations during the first half of fiscal 1998, expansion of the filler room at the Sharpsville, Pennsylvania facility and new labeling equipment at the Athens, Tennessee plant. Capital expenditures during fiscal 1996 included new packaging equipment for one-pint and ten-ounce, plastic, resealable bottles at its Athens, Tennessee dairy plant, the expansion of the Erie, Pennsylvania milk cooler and additional processing capacity at the Company's Rochester, Indiana and Huntley, Illinois milk plants. Major capital projects during fiscal 1995 included additional processing equipment and costs related to plant consolidation of the Lubbock and San Angelo, Texas dairy processing plants, a cooler expansion at the Rochester, Indiana dairy plant, a waste water treatment system at the Belleville, Pennsylvania dairy plant and computer equipment at the Florida dairy operations. Capital expenditure projects for 1994 included cooler expansions at its Evart, Michigan; Chemung, Illinois; and Louisville, Kentucky dairy plants; corrugated caser and palletizer at its El Paso, Texas dairy plant; blowmold packaging equipment at its Rochester, Indiana dairy plant and construction of a dairy distribution and cooler facility in Greenville, South Carolina. Major capital projects during fiscal 1993 included completion of a cooler expansion at its Orlando, Florida dairy operations; additional processing capacity at its Sharpsville, Pennsylvania dairy plant; and additional processing equipment at the Company's Albuquerque, New Mexico dairy plant.

     Sales of fluid milk and cultured products to unaffiliated customers for the fiscal years 1997, 1996 and 1995 were $1,386 million, $1,235 million and $1,190 million, respectively.

Ice Cream and Frozen Desserts

     The Company produces packaged and bulk ice cream products which are sold through supermarkets, convenience stores, smaller retail grocery outlets, restaurants and other foodservice users. The product line includes ice cream (regular, lowfat and non-fat), fruit sherbets, frozen yogurts, and novelties made with ice cream, sherbet and ices. These products are sold under a variety of regional brands and numerous private labels in the Midwest, Mid-South, Southeast, Southwest, and parts of the Rocky Mountain states under numerous well-established brands. Such brands include Dean's, Dean's Country Charm, Gandy's, Creamland, Cream o'Weber, Bell, Price's, Fitzgerald, Fieldcrest, Mayfield, McArthur/T.G.Lee, Reiter and Verifine. Sales of ice cream and frozen dessert products are substantially greater during the summer months than during the rest of the year. Additionally, the Company produces and supplies Baskin-Robbins ice cream products in the Midwest and Southwest.

     Capital expenditures during fiscal 1997 and fiscal 1996 included additional processing equipment at the Company's Belvidere, Illinois and Athens, Tennessee ice cream plants. During fiscal 1995 capital expenditures included plant expansion and replacement of refrigeration equipment at the Belvidere, Illinois ice cream plant. Major projects in 1994 included a stick novelty line, freezer expansion and new distribution facilities in Athens, Tennessee and new processing equipment in Akron, Ohio.

     Sales to unaffiliated customers for the fiscal years 1997, 1996 and 1995 were $261 million, $235 million and $219 million, respectively.

Extended Shelf Life

     The Company processes extended shelf life fluid, aerosol and other dairy products. Extended shelf life products include whipping creams, half and half, aerosol toppings, coffee creamers, flavored milks and lactose-reduced milks.

     Extended shelf life products produced and marketed by Ryan Milk Company and Longlife Dairy Products are distributed nationwide under Dean brands such as Dairy Pure, Dean Ultra and Easy 2%, as well as well-known licensed national brands and private labels. In fiscal 1997 the Company consolidated Ryan Milk Company and Longlife Dairy Products into Ryan Foods Company.

     The extended shelf life products business is extremely competitive and productivity is therefore very important. The Company continues to reinvest in its extended shelf life plants and distribution systems to maintain and improve efficiencies. In fiscal 1997, the Company divested its Ready Foods plant in Philadelphia, Pennsylvania and consolidated production into its Murray, Kentucky facility where the Company invested in a new aerosol filling line. During fiscal 1996, capital expenditures included the installation of new racking and inventory systems and cooler expansion at its Murray, Kentucky plant. Major capital projects during fiscal 1993 included additional processing capacity at its Murray, Kentucky operation.

     Sales of extended shelf life products to unaffiliated customers for fiscal 1997, fiscal 1996 and 1995 were $141 million, $141 million and $104 million, respectively.

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

     Frozen vegetables account for approximately 75% of the total vegetable sales. The Company is the largest frozen vegetable processor in the United States and the third largest vegetable processor overall. Products are marketed under several brand names including Birds Eye, Freshlike and Veg-All, as well as under customer brand names or in-house brands. The Company's Birds Eye and Veg-All vegetable brands are marketed throughout the United States. The Freshlike canned and frozen vegetable line is marketed primarily in the Midwest. Other vegetable products are marketed under private labels or in-house brands throughout the United States and exported to the Far East, Mid-East, Europe, Mexico, Canada and the Caribbean. Consumer products are distributed through traditional retail and mass merchandising outlets and include Company brands and buyers' brands of all products. Institutional customers, including hotels, restaurants, in-plant feeding programs, and schools are serviced through foodservice distributors with products packaged in larger containers.

     During fiscal 1997, the Company closed six plants and consolidated production capacity into its remaining processing facilities. Major capital expenditures included new processing and freezing equipment and expanded quality assurance and R&D facilities. During fiscal 1996, major capital expenditures included new electronic sorting equipment, upgraded freezing capacity, improved warehousing and new management information systems. Fiscal 1995 major capital expenditures included the completion of the new carrot line in Uvalde, Texas and a waste water treatment plant in Celaya, Mexico. Major capital projects in 1994 included the installation of a carrot processing line at Uvalde, Texas and an expansion of the office facilities in Green Bay, Wisconsin. Fiscal 1993 capital expenditures included the construction of a waste water treatment facility at the Company's Bellingham, Washington location.

     Sales to unaffiliated customers for fiscal years 1997, 1996 and 1995 were $558 million, $574 million and $543 million, respectively.

PICKLES BUSINESS SEGMENT

Pickles, Relishes and Specialty Items

     The Company is one of the largest pickle processors and marketers in the United States with sales nationwide. Pickles, relishes, pickled peppers and other assorted specialty items are sold under several brand names, including Arnold's, Atkins, Aunt Jane's, Cates, Dailey, Heifetz, Paramount, Pesta, Peter Piper, Rainbo and Roddenbery. Branded and private label product are marketed and distributed to retail grocery store chains, wholesalers and the foodservice industry and in bulk to other food processors.

     During fiscal 1997 the Company closed its Eaton Rapids, Michigan plant and consolidated production into existing facilities and continued to modernize its remaining manufacturing facilities. During fiscal 1996 capital improvements were made to upgrade and modernize the Company's manufacturing facilities and reduce transportation costs. Major capital expenditure projects during fiscal 1995 included the installation of processing equipment at the Company's Cairo, Georgia plant. Fiscal 1994 capital expenditures included the construction of a new processing room at the Company's LaJunta, Colorado plant. Major capital expenditures in fiscal 1993 included installation of processing equipment at the Company's Plymouth, Indiana plant and construction of administrative office facilities at its Atkins, Arkansas location.

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

     Sales to unaffiliated customers for the fiscal years 1997, 1996 and 1995 were $371 million, $373 million and $367 million, respectively.

SPECIALTY BUSINESS SEGMENT

Powdered Products

     Non-dairy coffee creamers are the Company's principal powdered products. Powdered premium and low-fat products are sold primarily under private labels to vending operators, office beverage service companies and institutional foodservice distributors with national distribution which supply restaurants, schools, health care institutions, hotels and vending and fast-food operations. Non-dairy creamers are also sold for private label distribution to all classes of the retail trade and sold in bulk to a number of other food companies for use as an ingredient in their food products. Powdered products are also sold to international customers in Australia, Canada, the Far East, Mexico, South America, Europe, Africa and the Middle East. The Company believes that it is the largest manufacturer of powdered non-dairy coffee creamers in the United States. The Company's non-dairy coffee creamers are an economical and convenient substitute for milk and cream. These products require no refrigeration and have long shelf lives.

     The Company, through an affiliate, provides stabilizers and other dry ingredients to the United Kingdom, Continental Europe and other foreign markets.

     Capital expenditures in fiscal 1997 included the construction of a new dryer in Wayland, Michigan, which is expected to begin production during the second quarter of fiscal 1998. Capital expenditures during fiscal 1996 included the construction of a new production facility in the United Kingdom. There were no major capital expenditures during fiscal years 1993 through 1995.

     Sales to unaffiliated customers for the fiscal years 1997, 1996 and 1995 were $153 million, $129 million and $110 million, respectively.

Sauces, Puddings and Dips

     The Company's aseptic products primarily include ready-to-serve natural cheese sauces, puddings and other specialty sauces which are sterilized under a process which allows storage for prolonged periods without refrigeration. Aseptic products are sold nationwide, primarily under private labels to distributors which supply restaurants, schools, hotels and other segments of the foodservice industry. There were no major capital expenditures during fiscal years 1997 and 1996. Major capital expenditures in fiscal 1995 and 1994 included a multi-phase project to significantly upgrade the Dixon, Illinois facility with the completion of a new batch make-up room. There were no major capital expenditures during fiscal 1993.

     The Company manufactures vegetable-fat-based party dips, low-fat sour cream and sour cream replacements at its Rockford, Illinois facility. These products are sold nationally, but primarily east of the Rockies, under the Dean's, King and private label brands in supermarkets and other retail outlets through distributor or direct warehouse delivery. Dean's brand vegetable-fat-based dips, available in regular, lowfat and non-fat varieties, have the leading market position nationwide and the Company's Birds Eye Veggie Dip is the second leading produce dip.

     At the beginning of fiscal 1998, the Company completed the acquisition of the Marie's business. The Marie's product line includes refrigerated salad dressings, vegetable dips, salsas and fruit glazes.

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

     Sales to unaffiliated customers for the fiscal years 1997, 1996 and 1995 were $122 million, $100 million and $74 million, respectively.

DFC Transportation

     DFC Transportation Company, a transportation and logistics subsidiary of the Company, operates nationwide with a fleet of approximately 134 tractors and 264 trailers, providing less-than-truckload refrigerated and frozen cartage service. Its customers include food and industrial companies. A significant portion of its revenues are derived from the brokerage of various types of freight.

     Revenues from unaffiliated customers in fiscal years 1997, 1996 and 1995 were $27 million, $27 million and $23 million, respectively. Revenues relating to hauling products for other divisions and subsidiaries of the Company have been eliminated.

RAW MATERIALS AND SUPPLIES

     The Company's business is dependent upon obtaining adequate supplies of raw and processed agricultural products. Historically, the Company has been able to obtain adequate supplies of agricultural products.

     Raw milk and other agricultural products are generally purchased directly from farmers and farm cooperatives. The Company does not have long-term purchase contracts for agricultural products. The price of raw milk is extensively regulated. Raw milk costs peaked at record levels in the second quarter of fiscal 1997, then declined sharply during the third quarter and rose during the last quarter of fiscal 1997 to a level comparable to last year end. In fiscal 1996, raw milk costs were slightly below fiscal 1995 levels during the first six months and then increased to higher levels than fiscal 1995 by year-end. Raw milk costs fell substantially in the first quarter of fiscal 1995 remaining stable throughout the balance of the year. Early indications are that raw milk costs will be lower during the first quarter and rise during the second quarter of fiscal 1998.

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

     In its vegetable and pickle operations, the Company supplies seed to and advises growers regarding planting techniques, monitors and arranges for the control of insects, directs the harvest, and, for some crops, provides automated harvesting service. Vegetable supplies are largely dependent on regional weather and growing conditions. Although weather-related delays and crop conditions have been encountered this year in certain growing areas, early indications are that supplies will be normal with fiscal 1998 crop costs approximating fiscal 1997 crop cost levels. Fiscal 1997 raw product costs were relatively flat on average compared to fiscal 1996 costs. Industry-wide excess inventory levels which led to reduced pricing and the poor 1995 Midwest harvest which resulted in higher costs caused Vegetables operating earnings in fiscal 1996 to decline substantially compared with fiscal 1995.

     Although Midwest crop plantings were late due to adverse planting conditions, the spring 1997 cucumber harvest was good and fiscal 1998 cucumber costs should approximate fiscal 1997 costs. Fiscal 1997 cucumber cost approximated fiscal 1996 costs. Raw cucumber costs were higher in fiscal 1996 compared with fiscal 1995 due to the poor Southeast cucumber harvest and the necessity to source cucumber requirements from higher cost growing areas. The cost of raw cucumbers increased in fiscal 1995 as a result of weather-related costs after being relatively stable during the previous fiscal year.

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

EMPLOYEES

     The Company has approximately 11,800 employees (10,000 full-time), of whom approximately 4,500 are represented by the International Brotherhood of Teamsters and other unions under forty collective bargaining agreements. Seven of these agreements expire during fiscal 1998. Generally, the Company considers its employee relations to be good.

     The Company has approximately 5,000 seasonal positions at its vegetable operations and its pickle processing plants, principally during the summer months. At times, the Company has experienced difficulties in meeting seasonal employee needs. The Company estimates that two individuals are hired for each seasonal position. A number of strategies have been employed to retain seasonal employees including incentive programs and employee sharing programs.

ENVIRONMENT

     On July 10, 1996, a subsidiary of the Company was fined approximately $4.0 million in a lawsuit filed by the United States of America in the United States District Court for the Middle District of Pennsylvania alleging violations of the Federal Water Pollution Control Act relating to the discharge of conventional, non-hazardous substances. The Company has appealed the lower court ruling on the grounds that the fine should be substantially reduced. The Company provided for this exposure in 1996 and in light of reserves existing, the ultimate resolution of the imposed fine is not expected to have a material effect on the financial position or results of operations of the Company.

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

ITEM 2. PROPERTIES.

     The Company owns forty-eight of its processing plants (four of which are subject to mortgage) and leases the other three under leases expiring from fiscal 1999 through fiscal 2011. The Company has various distribution branches and storage warehouses located throughout the country, some of which are owned and some leased. The Company considers its properties suitable and adequate for the conduct of its business. A number of the Vegetables facilities are operated only during the vegetable intake season. All other production facilities are principally operated at or near capacity levels, but generally on the basis of fewer than three shifts per day.

     Further information relating to the Company's leases is contained in the
Note 10 to consolidated financial statements appearing in the Company's Fiscal 1997 Annual Report (Exhibit 13a hereto) on page 34. Such information is hereby incorporated by reference.

     The locations of the Company's processing facilities, by product category within business segment, are set forth below:

                                     DAIRY

Fluid Milk and Cultured Products
  Miami, Florida                            Barberton, Ohio
  Orange City, Florida                      Springfield, Ohio
  Orlando, Florida                          Erie, Pennsylvania
  Chemung, Illinois                         Sharpsville, Pennsylvania
  Huntley, Illinois                         Athens, Tennessee
  Rockford, Illinois                        El Paso, Texas
  Rochester, Indiana                        Lubbock, Texas
  Louisville, Kentucky                      Salt Lake City, Utah
  Evart, Michigan                           Sheyboygan, Wisconsin
  Albuquerque, New Mexico
Ice Cream and Frozen Desserts
  Belvidere, Illinois                       Athens, Tennessee
  Albuquerque, New Mexico                   Barberton, Ohio
Extended Shelf Life
  Jacksonville, Florida                     Murray, Kentucky
                                    VEGETABLES
Frozen and Canned Vegetables
  Oxnard, California                        Cambria, Wisconsin
  Watsonville, California                   Darien, Wisconsin
  Arlington, Minnesota                      Fairwater, Wisconsin
  Waseca, Minnesota                         Fond du Lac, Wisconsin
  Fulton, New York                          Green Bay, Wisconsin
  McAllen, Texas                            Hortonville, Wisconsin
  Uvalde, Texas                             Celaya, Mexico
                                      PICKLES
Pickles, Relishes and Specialty Items
  Atkins, Arkansas                          Plymouth, Indiana
  LaJunta, Colorado                         Croswell, Michigan
  Sanford, Florida                          Faison, North Carolina
  Cairo, Georgia                            Green Bay, Wisconsin
                                     SPECIALTY
Powdered Products
  Pecatonica, Illinois                      Wayland, Michigan
  Rockford, Illinois                        Abingdon, Oxon, United Kingdom
Sauces, Puddings and Dips
  City of Industry, California              Rockford, Illinois
  Dixon, Illinois                           Thornton, Illinois
DFC Transportation                          Huntley, Illinois

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

ITEM 3. LEGAL PROCEEDINGS.

     Information on legal proceedings is contained in the Company's Fiscal 1997 Annual Report (Exhibit 13a hereto) on page 35 in Note 13 to the consolidated financial statements. Such information is hereby incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 25, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's executive officers is set forth in Item 10 of Part III of this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol DF. The range of Common Stock sales prices for each of the quarters during the past two fiscal years (as reported by the New York Stock Exchange) and the frequency and amount of Common Stock dividends declared the past two fiscal years are set forth under the caption "Quarterly Financial Data" at page 36 of the Company's Fiscal 1997 Annual Report (Exhibit 13a hereto) in the rows captioned "Stock Price Range" and "Dividend Rate". Such rows and the column and row captions related thereto are hereby incorporated herein by reference.

     The approximate number of holders of record of the Company's Common Stock on August 8, 1997, was 8,792.

     Restrictions on the Company's ability to pay dividends on its Common Stock are described in the fifth paragraph of Note 4 to the consolidated financial statements at page 31 of the Company's Fiscal 1997 Annual Report (Exhibit 13a hereto), which paragraph is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data for each of the Company's last five fiscal years is set forth at page 37 of the Company's Fiscal 1997 Annual Report (Exhibit 13a hereto) under the caption "Summary of Operations". Such selected financial data is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A discussion of the Company's financial condition, cash flows and results of operations, including information with respect to liquidity and capital resources, is set forth at pages 18 through 23 of the Company's Fiscal 1997 Annual Report (Exhibit 13a hereto) under the caption "Financial Review", which discussion is hereby incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheets as of May 25, 1997 and May 26, 1996 and related consolidated statements of income, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended May 25, 1997, and the notes thereto, together with the report thereon of independent accountants, are set forth on pages 24 through 36 of the Company's Fiscal 1997 Annual Report (Exhibit 13a hereto). Such financial statements, notes thereto and the report thereon of independent accountants are hereby incorporated herein by reference.

     Financial data for each quarter within the two most recent fiscal years is set forth under the caption "Quarterly Financial Data" at page 36 of the Company's Fiscal 1997 Annual Report (Exhibit 13a hereto) in the rows captioned "Net Sales", "Gross Profit", "Net Income (Loss)" and "Per Common Share Data: Net Income (Loss)". Such rows and row captions related thereto are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's directors (including nominees for election at the Company's Annual Meeting of Stockholders to be held September 30, 1997) is set forth at pages 1 through 7 of the Company's 1997 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS". Such information is hereby incorporated herein by reference.

     Information supplied by the Company's executive officers who are not also directors of the Company concerning their ages, business experiences, and periods of service as executive officers is as follows:

                                                                                      SERVED IN
                                                                                    SUCH POSITION
                                             POSITION WITH THE COMPANY        AGE       SINCE
                                             -------------------------        ---   -------------

Robert E. Baker......................  Vice President,                        50        1997
                                       Strategic Planning
Eric A. Blanchard....................  Vice President,                        41        1993
                                       Secretary and General Counsel
Jenny L. Carpenter...................  Vice President,                        51        1995
                                       Sales and Marketing --
                                       Specialty Food Products
Gary A. Corbett......................  Vice President, Governmental           49        1993
                                       and Dairy Industry Relations
Neil J. Finerty......................  Vice President,                        52        1997
                                       Human Resources
Gary D. Flickinger...................  Vice President,                        55        1993
                                       Production and Engineering
Daniel E. Green......................  Group Vice President,                  52        1992
                                       Specialty Dairy Division
James R. Greisinger..................  Group Vice President and               56        1992
                                       President of Dean Pickle and
                                       Specialty Products Company
Cameron C. Hitchcock.................  Treasurer                              35        1997
Dale E. Kleber.......................  Vice President and                     41        1997
                                       Assistant General Counsel
William M. Luegers, Jr. .............  Corporate Controller                   43        1996
William R. McManaman.................  Vice President, Finance                50        1996
                                       and Chief Financial Officer
George A. Muck.......................  Vice President,                        59        1970
                                       Research and Development
Douglas A. Parr......................  Vice President,                        55        1993
                                       Dairy Sales and Marketing
Dennis J. Purcell....................  Corporate Group Vice President         54        1993
Roger A. Ragland.....................  Group Vice President,                  63        1995
                                       International
Gary P. Rietz........................  Chief Information Officer              41        1997

                                                                                      SERVED IN
                                                                                    SUCH POSITION
                                             POSITION WITH THE COMPANY        AGE       SINCE
                                             -------------------------        ---   -------------
Jeffrey P. Shaw......................  Group Vice President and               40        1992
                                       President of Dean Foods
                                       Vegetable Company

     Each of the executive officers, including executive officers who are also directors, was elected to serve as an executive officer until the next annual meeting of directors, scheduled for September 30, 1997.

     All of the Company's executive officers listed in Part III, Item 10 have been employees of the Company for more than five years, with the exception of Mr. Baker, Mr. Finerty, Mr. Hitchcock, Mr. Luegers, Mr. McManaman and Mr. Reitz. Prior to assuming their current positions,

-- Mr. Blanchard was the Company's secretary and general counsel;

-- Ms. Carpenter was the Company's Director of Marketing and Sales-Specialty
   Foods Division;

-- Mr. Corbett was in the Company's sales administration management;

-- Mr. Flickinger was the Director of Production -- Dairy and a divisional general manager;

-- Mr. Green was the Company's Vice President, Corporate Planning and
   Development;

-- Mr. Greisinger was a Company Vice President and President of Dean Pickle and
   Specialty Products Company;

-- Mr. Kleber was a Corporate attorney;

-- Mr. Parr was a Company regional sales manager;

-- Mr. Purcell was Senior Vice President of Sales and Marketing of Dean Pickle and Specialty Products Company;

-- Mr. Ragland was a divisional sales vice president;

-- Mr. Shaw was President of the Company's Richard A. Shaw, Inc. subsidiary, which was subsequently merged into Dean Foods Vegetable Company.

Mr. Baker was employed by the Company during 1997. Mr. Baker, prior to his employment by the Company, was the Vice President -- Marketing & Strategic Planning of Specialty Foods Company, a diversified food company.

Mr. Finerty has been employed by the Company since 1995. Prior to assuming his present duties, he was Director -- Industrial Relations. Mr. Finerty, prior to his employment with the Company, was Assistant Director -- Labor Relations of Borden Inc., a diversified food and dairy company.

Mr. Hitchcock was employed by the Company in 1997. Mr. Hitchcock, prior to his employment with the Company, was Vice President -- Corporate Finance of Duetsche Morgan Grenfell, Inc., the global investment banking arm of Duetsche Bank Group.

Mr. Luegers has been employed by the Company since 1996. Mr. Luegers, prior to his employment with Company, was Director of Accounting of Brunswick Corporation, a diversified marine and recreational products company.

Mr. McManaman has been employed by the Company since 1996. Mr. McManaman, prior to this employment by the Company, was the Vice President -- Finance of Brunswick Corporation, a diversified marine and recreational products company.

Mr. Rietz was employed by the Company in 1997. Mr. Reitz, prior to his employment with the Company, was Business Systems Manager -- North American Beverage Division of Quaker Oats Company, a diversified food and beverage company.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding the cash compensation of the Company's executive officers, compensation pursuant to plans and compensation of the Company's directors (including nominees for election at the Company's Annual Meeting of stockholders to be held September 30, 1997) is set forth in the Company's 1997 Proxy Statement at pages 6 through 7 under the caption "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS" and at pages 8 through 15 under the caption "EXECUTIVE COMPENSATION." Such information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is set forth in the Company's 1997 Proxy Statement at page 20 under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such information is hereby incorporated herein by reference.

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


                                                                        PAGE NO.
                                                                        --------


      (1)  Financial Statements
           The consolidated balance sheets at May 25, 1997 and May 26,
           1996, the related consolidated statements of income, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended May 25, 1997, and the notes thereto, together with the report thereon of Price
           Waterhouse LLP dated June 24, 1997, as incorporated by
           reference in Part II, Item 8 of this Report.
      (2)  Financial Statement Schedules
           Report of independent accountants on financial statement
           schedule....................................................      17
           Schedule VIII -- Valuation and qualifying accounts..........      18
           All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial
           statements or notes thereto.
           Separate financial statements of the Registrant have been
           omitted since the Registrant is primarily an operating
           company and all subsidiaries included in the consolidated
           financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at May
           25, 1997, except for indebtedness incurred in the ordinary course of business which is not overdue and which matures
           within one year from the date of its creation.
      (3)  Exhibits
           See Exhibit Index...........................................   19-20

(b) Reports on Form 8-K.

 No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 25, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEAN FOODS COMPANY

                                          By         WILLIAM R. MCMANAMAN
                                            ------------------------------------
                                                    William R. McManaman
                                                (Vice President, Finance and
                                                  Chief Financial Officer)

Date: August 22, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                   TITLE                        DATE
          ---------                   -----                        ----

      HOWARD M. DEAN      Chairman of the Board and Director   August 22, 1997
-----------------------
      Howard M. Dean

    EDWARD A. BRENNAN     Director                             August 22, 1997
-----------------------
    Edward A. Brennan

     LEWIS M. COLLENS     Director                             August 22, 1997
-----------------------
     Lewis M. Collens

      PAULA H. CROWN      Director                             August 22, 1997
-----------------------
      Paula H. Crown

   JOHN P. FRAZEE, JR.    Director                             August 22, 1997
-----------------------
   John P. Frazee, Jr.

       BERT A. GETZ       Director                             August 22, 1997
-----------------------
       Bert A. Getz

  JOHN S. LLEWELLYN, JR   Director                             August 22, 1997
-----------------------
  John S. Llewellyn, Jr

    PHILIP A. MARINEAU    President and Director               August 22, 1997
-----------------------
    Philip A. Marineau

     RICHARD P. MAYER     Director                             August 22, 1997
-----------------------
     Richard P. Mayer

    ANDREW J. MCKENNA     Director                             August 22, 1997
-----------------------
    Andrew J. McKenna

   THOMAS A. RAVENCROFT   Senior Vice President and Director   August 22, 1997
-----------------------
   Thomas A. Ravencroft

      THOMAS L. ROSE      Vice Chairman and Director           August 22, 1997
-----------------------
      Thomas L. Rose

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Dean Foods Company

     Our audits of the consolidated financial statements referred to in our report dated June 24, 1997, appearing on page 36 of the Dean Foods Company Annual Report to Shareholders for Fiscal Year Ended May 25, 1997 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP
Chicago, Illinois
June 24, 1997

                      DEAN FOODS COMPANY AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                                    AMOUNT CHARGED
                                                      BALANCE AT      (CREDITED)                      BALANCE
                                                      BEGINNING      TO COSTS AND      ACCOUNTS       AT END
                  CLASSIFICATION                      OF PERIOD        EXPENSES       WRITTEN OFF    OF PERIOD
                  --------------                      ----------    --------------    -----------    ---------
                                                                           (IN THOUSANDS)
Fiscal Year Ended May 25, 1997
Allowance for doubtful accounts and notes
  receivable......................................      $3,201          $  930          $  546        $3,585
                                                        ======          ======          ======        ======
Fiscal Year Ended May 26, 1996
Allowance for doubtful accounts and notes
  receivable......................................      $4,257          $2,000          $3,056        $3,201
                                                        ======          ======          ======        ======
Fiscal Year Ended May 28, 1995
Allowance for doubtful accounts and notes
  receivable......................................      $3,875          $  666          $  284        $4,257
                                                        ======          ======          ======        ======

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


                                                                    PAGE NO.
                                                                    --------

 (3)  Articles of Incorporation and By-Laws
      a. Dean Foods Company Restated Certificate of Incorporation dated February 8, 1988 (filed as Exhibit 3(a) to
         Registrant's Form 10-K Annual Report for Fiscal Year
         Ended May 29, 1988 and incorporated herein by reference)
      b. By-Laws of Registrant, as amended January 26, 1996 (filed as Exhibit 3(b) to the Registrant's Form 10-K Annual Report for Fiscal Year Ended May 26, 1996 and incorporated herein by reference)
 (4)  Instruments defining the rights of security holders, including indentures
      a. Rights Agreement dated July 28, 1988 (filed as Exhibit
         4(a) to the Registrant's Form 10-K Annual Report for Fiscal
         Year Ended May 28, 1989 and incorporated herein by reference)
      b. Amendment dated December 1, 1989, to Rights Agreement dated July 28, 1988 (filed as exhibit 4(b) to Registrant's
         Form 10-K Annual Report for Fiscal Year Ended May 27,
         1990 and incorporated herein by reference)
(10)  Material contracts
      a. Amended and Restated Dean Foods Company Management
         Deferred Compensation Plan, dated as of June 1, 1994 (filed as Exhibit 10(a) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 29, 1994 and incorporated herein by reference)
      b. Dean Foods Company Retirement Plan for Certain Directors
         (filed as Exhibit 10(a) to Registrant's Form 10-K Annual
         Report for Fiscal Year Ended December 28, 1985 and incorporated herein by reference)
      c. Form of Agreement dated March 17, 1986, between
         Registrant and each of its current executive officers (filed as Exhibit 10(b) to Registrant's Form 10-K Annual Report for Fiscal Year Ended December 28, 1985 and incorporated herein by reference)
      d. Form of Indemnification Agreement between Registrant and each of its directors and officers serving at any time after October 5, 1987 (filed as Exhibit 10(m) to Registrant's
         Form 10-K Annual Report for Fiscal Year Ended May 29,
         1988, and incorporated herein by reference)
      e. Amended and Restated Dean Foods Company Directors
         Deferred Compensation Plan, dated March 25, 1988 (filed as
         Exhibit 10(j) to Registrant's Form 10-K Annual Report for
         Fiscal Year Ended May 28, 1989 and incorporated herein by reference)
      f. Dean Foods Company Supplemental Benefit Plan for eligible officers, as amended and restated on May 24, 1991 (filed as Exhibit 10(k) to Registrant's Form 10-K Annual Report for
         Fiscal Year ended May 26, 1991 and incorporated herein by reference)
      g. Dean Foods Company Supplemental Incentive Compensation
         Plan for certain officers, as amended March 31, 1989 (filed as Exhibit 10(l) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)
      h. Dean Foods Company Director Stock Option Plan, dated
         September 30, 1992 (filed as Exhibit 10(i) to Registrant's
         Form 10-K Annual Report for Fiscal Year ended May 30,
         1993 and incorporated herein by reference)
      i. Employment Agreement dated December 2, 1996 between the
         Company and Philip A. Marineau (filed as Exhibit 10(a) to
         Registrant's Form 10-Q Quarterly Report for Quarterly
         Period Ended February 23, 1997 and incorporated herein by reference)

                                                                      PAGE NO.
                                                                     ----------

       j. Severance, Consulting and Non-Compete Agreement dated
          December 5, 1996 between the Company and Thomas L. Rose
          (filed as Exhibit 10(b) to Registrant's Form 10-Q
          Quarterly Report for Quarterly Period Ended February 23,
          1997 and incorporated herein by reference)
       k. $200 million Credit Agreement dated February 16, 1995;
          Amendment #1 dated February 13, 1996; Amendment #2 dated
          June 24, 1996; and Amendment and Restatement of Credit
          Agreement dated February 4, 1997..........................     21-120
 (11)  Statement re computation of per share earnings...............    121
 (12)  Computation of Ratio of Earnings to Fixed Charges............    122
 (13)  Annual report to security holders, Form 10-Q or quarterly report to security holders
       a. Dean Foods Company Annual Report to Shareholders for
          Fiscal Year Ended May 25, 1997............................    123-164
          With the exception of the financial statements, report of
          independent accountants thereon and certain other
          information expressly incorporated herein by reference, the Registrant's Annual Report to Shareholders for Fiscal Year
          Ended May 25, 1997 is not to be deemed filed as part of
          this Report.
 (21)  Subsidiaries of the Registrant
       a. Subsidiaries of the Registrant as of May 25, 1997.........    165
 (23)  Consents of Experts and Counsel
       a. Consent of Independent Accountants dated August 22,
       1997.........................................................    166
 (27)  Financial Data Schedules.....................................    167