Form 10-Q
period 1997-08-24
DEAN FOODS CO
filed 1997-09-29
CIK 27500

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

 X   Quarterly report pursuant to Section 13 of 15(d) of the Securities
---  Exchange Act of 1934

For the quarterly period ended August 24, 1997

                                       or

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
The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 40,581,423.

PART I - FINANCIAL INFORMATION

A.   UNAUDITED CONDENSED CONSOLIDATION FINANCIAL STATEMENTS


     In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

ITEM 1.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                      AUGUST 24, 1997 AND AUGUST 25, 1996
                  (In Thousands Except for Per Share Amounts)



                                             Three Months Ended
                                        -------------------------------
                                        August 24,           August 25,
                                           1997                 1996
                                        ----------           ----------
                                                  (Unaudited)


Net sales                                   $729,453          $710,052
Costs of products sold                       558,940           550,159
Delivery, selling and
  administrative expenses                    129,871           123,812
                                            --------          --------
Operating earnings                            40,642            36,081
Interest expense                              (5,727)           (6,249)
Interest income                                  409               270
                                            --------          --------
Income before income taxes                    35,324            30,102
Provision for income taxes                    13,777            12,192
                                            --------          --------
Net income                                  $ 21,547          $ 17,910
                                            ========          ========
Net income per common share                 $    .53          $    .45
                                            ========          ========
Dividends per share (Declared and paid)     $    .20          $    .19
                                            ========          ========
Weighted average common shares                40,427            40,142
                                            ========          ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        AUGUST 24, 1997 AND MAY 25, 1997
                                 (In Thousands)

                                                       August 24,      May 25,
                                                         1997           1997
                                                       ----------     --------


                                                       (Unaudited)


ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                              $   24,128     $    4,386
Accounts and notes receivable,
 less allowance for doubtful
 accounts of $3,707 and $3,585, respectively              189,826        210,528
Inventories                                               299,493        265,691
Other current assets                                       72,254         81,528
                                                       ----------     ----------
  Total Current Assets                                    585,701        562,133
                                                       ----------     ----------
PROPERTIES:
 Property, plant and equipment, at cost                 1,079,244      1,049,528
 Accumulated depreciation                                 534,990        522,355
                                                       ----------     ----------
                                                          544,254        527,173
                                                       ----------     ----------
OTHER ASSETS                                              151,309        128,052
                                                       ----------     ----------
  Total Assets                                         $1,281,264     $1,217,358
                                                       ==========     ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
 Notes payable to banks                                $   52,000     $    3,000
 Current installments of long-term obligations             13,374         13,369
 Accounts payable and accrued expenses                    297,781        313,374
 Dividends payable                                          8,201          7,738
 Federal and state income taxes                            27,985         16,620
                                                       ----------     ----------
  Total Current Liabilities                               399,341        354,101

LONG-TERM OBLIGATIONS                                     211,653        211,926

DEFERRED LIABILITIES                                       79,796         83,650

SHAREHOLDERS' EQUITY                                      590,474        567,681
                                                       ----------     ----------
  Total Liabilities and Shareholders' Equity           $1,281,264     $1,217,358
                                                       ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                      AUGUST 24, 1997 AND AUGUST 25, 1996
                                 (In Thousands)



                                                             Three Months Ended
                                                         ----------------------------
                                                          August 24,      August 25,
                                                             1997            1996
                                                          ----------      ----------
                                                                (Unaudited)


Net cash provided from operations                          $ 39,018         $  32,017
                                                           --------         ---------
Cash flows from investing activities:
  Capital expenditures                                      (30,751)          (19,859)
  Proceeds from disposition of property,
    plant and equipment                                         319               661
  Acquisition of business, net of
    cash acquired                                           (41,923)                -
                                                           --------         ---------
Net cash used in investing activities                       (72,355)          (19,198)
                                                           --------         ---------
Cash flows from financing activities
  Repayment of long-term obligations                           (293)             (574)
  Issuance (repayment) of notes payable to banks, net        49,000           (10,000)
  Unexpended industrial revenue bond proceeds                 2,976               744
  Cash dividends paid                                        (7,650)           (7,221)
  Issuance of common stock                                    9,046               723
                                                           --------         ---------
Net cash provided by (used for) financing activities         53,079           (16,328)
                                                           --------         ---------
Increase (decrease) in cash and cash equivalents             19,742            (3,509)
Cash and cash equivalents - beginning of period               4,386            10,399
                                                           --------         ---------
Cash and cash equivalents - end of period                  $ 24,128         $   6,890
                                                           ========         =========

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES

     The following is a tabulation of inventories by class at August 24, 1997, August 25, 1996, and May 25, 1997 (In Thousands).




                                           August 24,  August 25,  May 25,
                                              1997        1996     1997
                                           ----------  ----------  -------
                                                (Unaudited)
Raw materials and supplies                  $ 39,437   $ 48,062  $ 52,321
Materials in process                          78,923     93,964    59,846
Finished goods                               198,962    203,415   172,353
                                           ---------  ---------  --------
                                             317,322    345,441   284,520
Less:  Excess of current cost over stated
       value of last-in, first-out
       inventories                            17,829     16,434    18,829
                                           ---------  ---------  --------
Total inventories                           $299,493   $329,007  $265,691
                                           =========  =========  ========

2. BUSINESS SEGMENT INFORMATION

     The following is a tabulation of the Company's business segment information for the first quarters ended August 24, 1997 and August 25, 1996 (In Thousands).


(Unaudited)
 ---------
                             Dairy    Vegetables   Pickles  Specialty     Corporate      Consolidated
                           ---------  ----------  --------  ---------   ------------   -----------------
AUGUST 24, 1997
Net sales                   $455,962   $109,597    $90,460    $73,434   $       -       $729,453
Operating earnings (loss)   $ 32,413   $ (2,525)   $ 9,322    $10,993   $  (9,561)      $ 40,642

AUGUST 25, 1996
Net sales                   $432,281   $114,307    $95,848    $67,616   $       -       $710,052
Operating earnings          $ 26,120   $    956    $ 7,934    $ 8,431   $  (7,360)      $ 36,081


3. LEGAL PROCEEDINGS

     See PART II, Item 1 for a discussion of pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.)  Liquidity and Capital Resources



     As of August 24, 1997 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997. Cash and cash equivalents were $24.1 million at August 24, 1997, an increase of $19.7 million from the balance at May 25, 1997.

     The inventories at August 24, 1997 were $299.5 million, an increase of $33.8 million over the balance at May 25, 1997, reflecting the typical seasonal increase resulting from the vegetable and cucumber harvests. The August 24, 1997 inventories were $29.5 million lower than inventories a year ago reflecting the planned reduction of inventories in the Vegetables and Pickles segments.

     Short-term borrowings outstanding at August 24, 1997, were $52.0 million, an increase of $49.0 million from the balance outstanding at May 25, 1997. Working capital at August 24, 1997 was $186.4 million compared to $208.0 million at May 25, 1997. The increase in short-term borrowings and the decrease in working capital were primarily the result of increased borrowings associated with a business acquisition and higher capital expenditures during the quarter ended August 24, 1997. The Company's debt-to-capital ratio was 31.9% at August 24, 1997 compared with 28.7% at May 25, 1997.

B.)  Results of Operations

     Net Sales

     Net sales for the first quarter were $729.5 million, a 2.7% increase over the same period last year, principally due to the inclusion of sales generated by fiscal year 1997 and 1998 acquisitions in the Dairy and Specialty segments as well as volume growth in each of these segments.

     Dairy sales of $456.0 million were 5.5% higher than sales of $432.3 million in the prior year largely due to increased volume from two fiscal year 1997 acquisitions in the fluid milk and ice cream operations.

     Sales in the Vegetables segment for the quarter ended August 24, 1997 declined $4.7 million, or 4.1%, compared to the prior year. Case volume and overall pricing were down slightly compared to first quarter of fiscal year 1997. Contributing to the reduction in sales, was the shift of promotional activities from the first quarter, which is a seasonally light sales quarter, to later in the fiscal year.

     The Pickles segment reported net sales of $90.5 million for the quarter ended August 24, 1997. This represents a 5.6% decline from the same period one year ago as the business continues to focus on identifying and eliminating unprofitable products and customers.

     First quarter sales in fiscal 1998 were $73.4 million in the Specialty segment, an 8.6% increase over the first quarter last year. This increase was led by the Dean Dip and Dressing

Company, which includes the Marie's refrigerated salad dressings business acquired at the beginning of fiscal 1998.

     Operating Earnings

     Operating earnings for the first quarter of fiscal 1998 were $40.6 million, or 12.6% higher than operating earnings of $36.1 million during the first quarter of fiscal 1997. The increase in operating earnings was driven largely by increased earnings in the Dairy, Pickles and Specialty segments.

     Dairy segment operating earnings of $32.4 million were 24.1% higher than the operating earnings of $26.1 million in the prior year. Operating earnings from the fluid milk operations were slightly less than the earnings in the first quarter last year, which had benefited from changes in raw milk costs. Ice cream operations improved quarter to quarter due to both higher pricing and volume, as well as the contribution of an acquisition made in late fiscal 1997. Extended shelf life operating earnings improved significantly due to increased volume and improved margins.

     The Vegetables segment reported a $2.5 million operating loss for the first quarter of fiscal 1998 versus $1.0 million of operating earnings in the first quarter of fiscal 1997. Certain promotional activities were shifted to later in fiscal year 1998 and product mix was unfavorable, both contributing to reduced earnings.

     First quarter fiscal 1998 operating earnings for the Pickles segment improved $1.4 million, or 17.5%, to $9.3 million in the quarter as a result of enhanced operating and promotional spending efficiencies.

     Specialty segment operating earnings of $11.0 million were 30.4% higher than operating earnings of $8.4 million in the prior fiscal year, primarily due to improved operating efficiencies in the Dean Dip and Dressing operation, as well as the contribution from the recent acquisition of the Marie's refrigerated salad dressing business.

     Corporate

     Corporate expenses increased to $9.6 million in the first quarter of fiscal 1998 from $7.4 million in the same period last year. This increase was primarily related to the incentive and equity-based compensation programs of the Company.

     Interest Expense

     Interest expense in the first quarter of fiscal year 1998 totaled $5.7 million, which was 8.4% lower than the interest expense in the first quarter of fiscal 1997. The decline is due to the overall reduction in average debt levels.

     Income Taxes

     The effective income tax rate for the first quarter was 39.0% compared with a rate of 40.5% in the first quarter a year ago. The decrease in the rate is largely due to reductions in state income taxes, and increased export and research and development incentives.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Form 10-K Annual Report, for the fiscal year ended May 25, 1997.



ITEM 6.  Exhibits and Reports on Form 8-K

         a.)  Exhibits

                Item 12 - Computation of Ratio of Earnings to Fixed Charges

                Item 27 - Financial Data Schedules

         b.)  Reports on Form 8-K

                The Company filed a Current Report on Form 8-K, dated September 24, 1997, with regards to the Company's Press Release dated September 24, 1997, "Marineau Resigns As Dean Foods President".

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DEAN FOODS COMPANY
                                                ------------------
                                                   (Registrant)





DATE:  September 29, 1997                       William R. McManaman
       ------------------                       ------------------------
                                                WILLIAM R. McMANAMAN
                                                Vice President, Finance and
                                                Chief Financial Officer





DATE: September 29, 1997                        William M. Luegers, Jr.
      ------------------                        ------------------------
                                                WILLIAM M. LUEGERS, JR.
                                                Controller