Form 10-Q
period 1997-11-23
DEAN FOODS CO
filed 1998-01-06
CIK 27500

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q



   (Mark One)

    X Quarterly report pursuant to Section 13 of 15(d) of the Securities
   ---
      Exchange Act of 1934

   For the quarterly period ended November 23, 1997

                                          or

      Transition report pursuant to Section 13 of 15(d) of the Securities
   ---
      Exchange Act of 1934

   For the transition period from                    to
                                  ------------------    ------------------

   Commission file number    0-1118
                             ------

                                DEAN FOODS COMPANY
   -----------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)


            DELAWARE                                       36-0984820
   -------------------------------                  ----------------------
   (State or other jurisdiction of                  (I.R.S Employer
   incorporation or organization)                   Identification No.)


   3600 North River Road, Franklin Park, Illinois                 60131
   -----------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)



   Registrant's telephone number, including area code  (847)  678-1680
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
   The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 40,639,789.

PART I - FINANCIAL INFORMATION
------------------------------

A.      UNAUDITED CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
        ------------------------------------------------------

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

ITEM 1.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------
                          FOR THE SIX MONTHS ENDED
                          ------------------------
                   NOVEMBER 23, 1997 AND NOVEMBER 24, 1996
                   ---------------------------------------
                 (In Thousands Except for Per Share Amounts)


                                        Second Quarter Ended                          Six Months Ended
                                        --------------------                          ----------------
                                 November 23,          November 24,          November 23,          November 24,
                                    1997                  1996                  1997                  1996
                                 ------------          ------------          ------------          ------------
                                                                  (Unaudited)
Net sales                        $    771,954          $    775,717          $  1,501,407          $  1,485,769

Costs of products sold                586,015               604,733             1,144,955             1,154,892

Delivery, selling and
  administrative expenses             136,106               132,301               265,977               256,113
                                 ------------          ------------          ------------          ------------

Operating earnings                     49,833                38,683                90,475                74,764

Interest expense                       (7,183)               (6,849)              (12,910)              (13,098)

Interest income                           914                   228                 1,323                   498
                                 ------------          ------------          ------------          ------------

Income before income taxes             43,564                32,062                78,888                62,164

Provision for income taxes             16,989                12,986                30,766                25,178
                                 ------------          ------------          ------------          ------------

Net income                       $     26,575          $     19,076          $     48,122          $     36,986
                                 ============          ============          ============          ============

Net income per common share      $        .66          $        .47          $       1.19          $        .92
                                 ============          ============          ============          ============

Dividends per share
  (Declared and paid)            $        .20          $        .19          $        .40          $        .38
                                 ============          ============          ============          ============

Weighted average common
  shares                                                                           40,508                40,153
                                                                             ============          ============

See accompanying Notes to Condensed Consolidated Financial Statements.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------
                      NOVEMBER 23, 1997 AND MAY 25, 1997
                      ----------------------------------
                                (In Thousands)




                                                       November 23,        May 25,
                                                          1997              1997
                                                       ------------     -----------
                                                       (Unaudited)
          ASSETS
          ------
CURRENT ASSETS:
 Cash and cash equivalents                             $     75,291     $     4,386
 Accounts and notes receivable,
  less allowance for doubtful
  accounts of $3,786 and $3,585,
  respectively                                              223,189         210,528
 Inventories                                                322,049         265,691
 Other current assets                                        67,489          81,528
                                                       ------------     -----------
  Total Current Assets                                      688,018         562,133
                                                       ------------     -----------
PROPERTIES:
 Property, plant and equipment, at cost                   1,099,600       1,049,528
 Accumulated depreciation                                   544,655         522,355
                                                       ------------     -----------
                                                            554,945         527,173
                                                       ------------     -----------

OTHER ASSETS                                                165,216         128,052
                                                       ------------     -----------

 Total Assets                                          $  1,408,179    $  1,217,358
                                                       ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
 Notes payable to banks                                $          -    $      3,000
 Current installments of long-term obligations               13,134          13,369
 Accounts payable and accrued expenses                      298,183         313,374
 Dividends payable                                            8,216           7,738
 Federal and state income taxes                              36,880          16,620
                                                       ------------    ------------
  Total Current Liabilities                                 356,413         354,101
                                                       ------------    ------------

LONG-TERM OBLIGATIONS                                       359,221         211,926
                                                       ------------    ------------

DEFERRED LIABILITIES                                         82,660          83,650
                                                       ------------    ------------

SHAREHOLDERS' EQUITY                                        609,885         567,681
                                                       ------------    ------------
 Total Liabilities and Shareholders' Equity            $  1,408,179    $  1,217,358
                                                       ============    ============

See accompanying Notes to Condensed Consolidated Financial Statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------
                           FOR THE SIX MONTHS ENDED
                           ------------------------
                   NOVEMBER 23, 1997 AND NOVEMBER 24, 1996
                   ---------------------------------------
                                (In Thousands)


                                                    Six Months Ended
                                                    ----------------
                                             November 23,       November 24,
                                                 1997               1996
                                               --------          ---------
                                                      (Unaudited)

Net cash provided from operations              $ 40,290          $  5,150
                                               --------          ---------

Cash flows from investing activities
   Capital expenditures                         (60,542)          (35,873)
   Proceeds from disposition of property,
      plant and equipment                         1,547               976
   Acquisitions of businesses, net of
      cash acquired                             (53,510)                -
                                               --------          --------
Net cash used in investing activities          (112,505)          (34,897)
                                               --------          --------
Cash flows from financing activities
   Issuance of long-term obligations            147,574                 -
   Repayment of long-term obligations              (580)           (1,489)
   Issuance (repayment) of notes payable to
      banks, net                                 (3,000)           50,000
   Unexpended industrial revenue bond proceeds    4,741               702
   Cash dividends paid                          (15,755)          (14,707)
   Issuance of common stock upon exercise of
      options                                    10,140               823
                                               --------          --------
Net cash provided by financing activities       143,120            35,329
                                               --------          --------
Increase in cash and cash equivalents            70,905             5,582

Cash and cash equivalents - beginning of
   period                                         4,386            10,399
                                               --------          --------
Cash and cash equivalents - end of period      $ 75,291          $ 15,981
                                               ========          ========

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1. INVENTORIES
   -----------

     The following is a tabulation of inventories by class at November 23, 1997, November 24, 1996, and May 25, 1997 (In Thousands).


                                                       November 23,   November 24,    May 25,
                                                          1997           1996          1997
                                                       -------------  -------------   -------
                                                               (Unaudited)


Raw materials and supplies                                $40,409        $44,504    $52,321
Materials in process                                       90,457        117,206     59,846
Finished goods                                            208,712        217,251    172,353
                                                    -------------  -------------  ---------
                                                          339,578        378,961    284,520
Less:  Excess of current cost over stated
       value of last-in, first-out inventories             17,529         17,130     18,829
                                                    -------------  -------------  ---------
Total inventories                                        $322,049       $361,831   $265,691
                                                    =============  =============  =========

2. BUSINESS SEGMENT INFORMATION
   ----------------------------

     The following is a tabulation of the Company's business segment information for the quarters and six months ended November 23, 1997 and November 24, 1996 (In Thousands).



(Unaudited)

                      Dairy    Vegetables    Pickles  Specialty      Corporate          Consolidated
                    ---------  ----------  ---------  ---------    -------------      ----------------
SECOND QTR. ENDED
NOVEMBER 23, 1997
Net sales            $457,236    $147,021    $79,337    $88,360       $      -            $  771,954
Operating earnings    $27,561     $12,694     $8,063    $12,996       $(11,481)           $   49,833

NOVEMBER 24, 1996
Net sales            $452,351    $152,845    $88,884    $81,637       $      -            $  775,717
Operating earnings    $16,600     $11,531     $8,967     $9,983       $ (8,398)           $   38,683

SIX MONTHS ENDED
NOVEMBER 23, 1997
Net sales            $913,198    $256,618   $169,797   $161,794       $      -            $1,501,407
Operating earnings    $59,974     $10,169    $17,385    $23,989       $(21,042)           $   90,475

NOVEMBER 24, 1996
Net sales            $884,632    $267,152   $184,732   $149,253       $      -            $1,485,769
Operating earnings    $42,720     $12,487    $16,901    $18,414       $(15,758)           $   74,764

3. LEGAL PROCEEDINGS
   -----------------

       See PART II, Item 1 for a discussion of pending legal proceedings

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

A.)  Liquidity and Capital Resources


     As of November 23, 1997 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997. Cash and cash equivalents were $75.3 million at November 23, 1997, an increase of $70.9 million from the balance at May 25, 1997. The increase was due to the temporary investment of unused proceeds from the October 1997 issuance of $150 million of senior notes, which will be used for general corporate purposes and to fund future acquisitions.

     The inventories at November 23, 1997 were $322.0 million, an increase of $56.4 million over the balance at May 25, 1997, reflecting the typical seasonal increases resulting from the vegetable and cucumber harvests. The November 23, 1997 inventories were $39.8 million lower than inventories a year ago reflecting the planned reduction of the inventories in Vegetables and Pickles segments.

     There were no short-term borrowings outstanding at November 23, 1997, versus a $3.0 million balance at May 25, 1997. Working capital at November 23, 1997 was $331.6 million compared to $208.0 million at May 25, 1997. The increase in working capital was primarily due to the increases in short-term cash investments and inventories. The company's debt-to-capital ratio was 37.9% at November 23, 1997 compared with 28.7% at May 25, 1997.


B.)  Results of Operations

     SECOND QUARTER FISCAL 1998 VERSUS SECOND QUARTER FISCAL 1997

     Net sales of $772.0 million for the second quarter of fiscal 1998 decreased $3.8 million from net sales of $775.7 million in the prior year. Net sales increases in the Dairy and Specialty segments were offset by decreased sales in the Vegetables and Pickles segments. Operating earnings increased 28.8% to $49.8 million for the second quarter of fiscal 1998, from $38.7 million in fiscal 1997. The increase in operating earnings was driven by improved earnings in the Dairy, Vegetables and Specialty segments.

     Dairy segment net sales for the quarter of $457.2 million were 1.1% higher than sales of $452.4 million in the prior year. Net sales increases were the result of an overall Dairy volume increase and the effect of late fiscal 1997 acquisitions, which were partially offset by lower prices as the result of significantly lower raw milk costs versus a year ago. Dairy segment operating earnings of $27.6 million in the second quarter of fiscal 1998 were $11.0 million, or 66.0%, higher than operating earnings of $16.6 million in fiscal 1997. Second quarter Dairy earnings improvements were a result of the sales increase discussed above, improved margins and an increasing butterfat differential, which effectively reduces skim and lowfat dairy product costs. Butterfat is expected to decline during the third quarter of fiscal 1998.

     Vegetables segment net sales of $147.0 million in the second quarter of fiscal 1998 were down 3.8% from sales of $152.8 million in the same period of the prior year. The decline in sales was primarily due to lower case volume resulting primarily from the shift of promotional activities to later in the fiscal year. Vegetables segment operating earnings of $12.7 million in the second quarter of fiscal 1998 were $1.2 million, or 10.1%, higher than operating earnings of $11.5 million in the prior year, as the segment began recognizing the benefits of lower costs resulting from the consolidation of operations initiated in the spring of 1996.

     Net sales in the Pickles segment for the second quarter of $79.3 million decreased $9.5 million, or 10.7%, compared to the same period in the prior year. The sales decline was the result of the business continuing to eliminate unprofitable products and customers. Second quarter operating earnings for the Pickles segment declined to $8.1 million from $9.0 million in fiscal 1997 due primarily from increased price competition in certain markets.

     Specialty segment net sales of $88.4 million in the second quarter were 8.2% higher than sales for the same period a year ago. Operating earnings for the second quarter of fiscal 1998 of $13.0 million were substantially ahead of the $10.0 million of earnings in the same period of the prior year. The net sales and operating earnings improvements are primarily due to the early fiscal 1998 acquisition of the Marie's refrigerated salad dressing business. Also contributing to the operating earnings increase was the improved operating efficiencies in the Dean Dip and Dressing operations.

     SIX MONTHS ENDED FISCAL 1998 VERSUS SIX MONTHS ENDED FISCAL 1997

     Net sales for the six months of fiscal 1998 were $1.50 billion, slightly higher than sales of $1.49 billion in the prior year. Operating earnings of $90.5 million for the first six months of fiscal 1998 were $15.7 million, or 21.0%, higher than the same period of the prior fiscal year. Increases in the Dairy and Specialty segments were primarily responsible for the improvements in net sales and operating earnings for the six month period.

     For the six months, Dairy net sales increased 3.2% to $913.2 million from $884.6 million in fiscal 1997. Dairy operating earnings were $60.0 million versus $42.7 million for the same period in the prior fiscal year, a 40.4% increase. Dairy segment improvements were the result of overall Dairy volume increases and the favorable impact from late fiscal 1997 acquisitions. An increasing butterfat differential, which effectively lowered costs, also contributed to the six months earnings increase.

     Vegetables segment net sales of $256.6 million for the first six months of fiscal 1998 were down approximately 4% from sales of $267.2 million in the same period in the prior year. Operating earnings of $10.2 million were $2.3 million lower than operating earnings of $12.5 million reported in fiscal 1997. Contributing to the six months net sales and earnings declines were lower case volume and the shifting of promotional activities to later in the fiscal year.

     For the six months, Pickles net sales of $169.8 million were lower than sales of $184.7 million in fiscal 1997. The decline is the result of the business continuing to focus on identifying and eliminating unprofitable products and customers. Earnings for the six months ended November 23, 1997 versus the same period of the prior year were relatively flat.

     Specialty segment net sales for the six months of $161.8 million were 8.4% higher than sales for the same period of fiscal 1997. Specialty segment operating earnings for fiscal 1998 of $24.0 million were $5.6 million ahead of the $18.4 million earnings for the prior year. The improvements are primarily due to improved operating efficiencies in the Dean Dip and Dressing operations, as well as the contribution from the early fiscal 1998 acquisition of the Marie's refrigerated salad dressing business.

     CORPORATE

     Fiscal 1998 corporate expenses increased $3.1 million and $5.3 million in the second quarter and six months, respectively, compared to the same periods in the prior year. The increases were primarily related to certain stock-based and incentive compensation expenses.

     INTEREST EXPENSE

     Interest expense in the second quarter of fiscal 1998 totaled $7.2 million, which was 4.9% higher than interest expense in second quarter of fiscal 1997. The increase is primarily the result of additional interest expense associated with the issuance of $150 million of senior notes in October 1997. For the six month period interest expense was relatively flat with that of the prior year, as the increase associated with the fiscal 1998 senior notes issuance was offset by lower average short-term borrowings outstanding.

     INCOME TAXES

The effective tax rate for both the second quarter and six month periods of fiscal 1998 was 39.0% compared to a rate of 40.5% in the same periods of the prior year. The decrease in the rate is largely due to reductions in state income taxes, and increased export and research and development incentives.

PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
         -----------------

         There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Form 10-K Annual Report, for the fiscal year ended May 25, 1997.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.)    Exhibits

                Item 12 - Computation of Ratio of Earnings to Fixed Charges

                Item 27 - Financial Data Schedules

         b.)    Reports on Form 8-K

                None filed.

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

                                        DEAN FOODS COMPANY
                                        ------------------
                                           (Registrant)



DATE:  January 6, 1998                  William R. McManaman
                                        ---------------------------
                                        WILLIAM R. McMANAMAN
                                        Vice President, Finance and
                                        Chief Financial Officer



DATE:  January 6, 1998                  William M. Luegers, Jr.
                                        ---------------------------
                                        WILLIAM M. LUEGERS, JR.
                                        Controller