Form 10-Q
period 1998-02-22
DEAN FOODS CO
filed 1998-04-08
CIK 27500

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the quarterly period ended  February 22, 1998
                                -----------------

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number  0-1118
                        ------

                              DEAN FOODS COMPANY
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


          DELAWARE                                              36-0984820
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S Employer
 incorporation or organization)                             Identification No.)


3600 North River Road, Franklin Park, Illinois                      60131
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code    (847)  678-1680
                                                    ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X      No
          ---        ---

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 40,386,299.

PART I  - FINANCIAL INFORMATION
ITEM 1.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                    FEBRUARY 22, 1998 AND FEBRUARY 23, 1997
                  (In Thousands Except for Per Share Amounts)
                                  (Unaudited)

                                            Third Quarter Ended                  Nine Months  Ended
                                            -------------------                  ------------------
                                      February 22,      February 23,       February 22,      February 23,
                                          1998              1997               1998              1997
                                      ------------      ------------       ------------      ------------
Net sales                               $802,621          $745,012          $2,304,028        $2,230,781

Costs of products sold                   615,702           571,151           1,760,657         1,726,043
Delivery, selling and
 administrative expenses                 139,056           132,681             405,033           388,794
                                        --------          --------          ----------        ----------

Operating earnings                        47,863            41,180             138,338           115,944

Interest expense                          (7,712)           (6,647)            (20,622)          (19,745)

Interest income                              825               147               2,148               645
                                        --------          --------          ----------        ----------

Income before income taxes                40,976            34,680             119,864            96,844

Provision for income taxes                15,981            14,045              46,747            39,223
                                        --------          --------          ----------        ----------

Net income                              $ 24,995          $ 20,635          $   73,117        $   57,621
                                        ========          ========          ==========        ==========

Net earnings per common share
  -Basic                                $    .61          $    .51          $     1.80        $     1.43
                                        ========          ========          ==========        ==========

  -Diluted                              $    .60          $    .51          $     1.76        $     1.43
                                        ========          ========          ==========        ==========
Dividends per share
(Declared and paid)                     $    .20          $    .19          $      .60        $      .57
                                        ========          ========          ==========        ==========

Weighted average common
  shares - Basic                          40,643            40,181              40,556            40,162
                                        ========          ========          ==========        ==========

Weighted average common
  shares - Diluted                        41,697            40,403              41,491            40,256
                                        ========          ========          ==========        ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 22, 1998 AND MAY 25, 1997
                                 (In Thousands)

                                                     February 22,      May 25,
                                                         1998           1997
                                                     ------------      -------
                                                      (Unaudited)
       ASSETS
       ------
CURRENT ASSETS:
 Cash and cash equivalents                            $   32,955     $    4,386
 Accounts and notes receivable,
  less allowance for doubtful
  accounts of $5,491 and $3,585, respectively            221,114        210,528
 Inventories                                             291,149        265,691
 Other current assets                                     73,252         81,528
                                                      ----------     ----------
  Total Current Assets                                   618,470        562,133
                                                      ----------     ----------

PROPERTIES:
 Property, plant and equipment, at cost                1,148,270      1,049,528
 Accumulated depreciation                                558,707        522,355
                                                      ----------     ----------
                                                         589,563        527,173
                                                      ----------     ----------
Intangibles, net of amortization of
 $17,884 and $11,980. respectively                       206,467        109,912

OTHER ASSETS                                              12,414         18,140
                                                      ----------     ----------

 Total Assets                                         $1,426,914     $1,217,358
                                                      ==========     ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
 Notes payable to banks                               $    7,004     $    3,000
 Current installments of long-term obligations            11,254         13,369
 Accounts payable and accrued expenses                   289,421        313,374
 Dividends payable                                         8,228          7,738
 Federal and state income taxes payable                   38,751         16,620
                                                      ----------     ----------
  Total Current Liabilities                              354,658        354,101
                                                      ----------     ----------

LONG-TERM OBLIGATIONS                                    359,668        211,926

DEFERRED LIABILITIES                                      84,288         83,650

SHAREHOLDERS' EQUITY                                     628,300        567,681
                                                      ----------     ----------

  Total Liabilities and Shareholders' Equity          $1,426,914     $1,217,358
                                                      ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                    FEBRUARY 22, 1998 AND FEBRUARY 23, 1997
                                 (In Thousands)

                                                                  Nine Months Ended
                                                                  -----------------
                                                            February 22,       February 23,
                                                                1998               1997
                                                            ------------       ------------
                                                                      (Unaudited)

Net cash provided from  operations                            $ 109,949          $ 95,859
                                                              ---------          --------
Cash flows from investing activities:
  Capital expenditures                                          (84,433)          (47,500)
  Proceeds from disposition of property,
    plant and equipment                                           2,156             1,312
  Acquisitions of businesses, net of
    cash acquired                                              (141,280)                -
  Proceeds from business divested                                     -             2,000
                                                              ---------          --------

Net cash used in investing activities                          (223,557)          (44,188)
                                                              ---------          --------
Cash flows from financing activities:
  Issuance of long-term obligations                             147,574             8,200
  Repayment of long-term obligations                             (2,068)           (3,817)
  Issuance (repayment) of notes payable to banks, net             4,004           (27,000)
  Unexpended industrial revenue bond proceeds                     4,741            (7,524)
  Cash dividends paid                                           (23,879)          (22,196)
  Issuance of common stock upon exercise of options              11,805             1,612
                                                              ---------          --------
Net cash provided by (used in) financing activities             142,177           (50,725)
                                                              ---------          --------

Increase in cash and cash equivalents                            28,569               946

Cash and cash equivalents - beginning of period                   4,386            10,399
                                                              ---------          --------

Cash and cash equivalents - end of period                     $  32,955          $ 11,345
                                                              =========          ========




See accompanying Notes to Condensed Consolidated Financial Statements.

                               Dean Foods Company
                   Notes to Consolidated Financial Statements
             February 23, 1997, May 25, 1997 and February 22, 1998
                                  (Unaudited)


Note 1 - Basis of Presentation

In the opinion of Company management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The results of operations for the nine-month period ended February 22, 1998 are not necessarily indicative of the operating results for the full year.

Note 2 - Acquisitions

In the first nine months of the fiscal year, the Company has made several acquisitions: on January 20, 1998, the Company purchased the Sani-Dairy division of The Penn Traffic Company; on January 6, 1998, the Company purchased Maplehurst Dairy; on November 24, 1997, the Company purchased the H. Meyer Dairy Company and on May 27, 1997, the Company purchased the Marie's salad dressing business from Campbell Soup Company. All of these acquisitions were asset purchases.

Total cash consideration for all of the above mentioned transactions was approximately $141 million. These acquisitions were accounted for as purchases and have been recorded using preliminary valuations of the assets and liabilities acquired. Goodwill arising from these acquisitions will be amortized using the straight-line method over 40 years. The operating results of each acquisition are included in the Company's results of operations since the date of acquisition.

Subsequent to the third quarter, the Company has completed three additional transactions. On February 23, 1998, the Company purchased the assets of Wengert's Dairy; on March 2, 1998, the Company purchased the dairy processing operations of American Stores Company's two California Lucky divisions and on March 31, 1998, the Company acquired the stock of Coburg Dairy.

Total cash consideration for transactions completed subsequent to the third quarter was approximately $110 million. These acquisitions will be accounted for as purchases and goodwill arising from these acquisitions will be amortized using the straight-line method over 40 years. The operating results of each of these acquisitions will be included in the Company's results of operations in the fourth quarter, from the date of acquisition.

On December 30, 1997, the Company reached an agreement to acquire the stock of Purity Dairies of Nashville, Tennessee. This transaction has not been completed as of the date of this filing.

Note 3 - Shareholders' Equity

The Company may, from time to time, repurchase stock on the open market. Subsequent to the close of the third quarter, the Company repurchased approximately 400,000 shares of its stock.

Note 4 - Debt

In January 1998, the Company filed a Form S-3 Registration Statement ("shelf registration") with the Securities and Exchange Commission for $300 million of
incremental debt capacity.   $50 million is available under a  shelf
registration filed in April 1995. Currently, the Company has $350 million in shelf debt capacity. Any debt issued under the shelf registration will be used for general corporate purposes, including future acquisitions.


Subsequent to the third quarter, on March 31, 1998, the Company entered into a 5 year, $500 million revolving credit agreement ("the facility") with a syndicate of banks. The $500 million facility replaced the Company's $300 million 5 year facility which was cancelled on March 31, 1998. Borrowings under the facility will be used for general corporate purposes, to include working capital and acquisition funding needs.




Note 5 -  Inventories

     The following is a tabulation of inventories by class at February 22, 1998, February 23, 1997 and May 25, 1997 (In Thousands).


                                                 February 22,     February 23,       May 25,
                                                     1998             1997            1997
                                                 ------------     ------------       -------
                                                          (Unaudited)
Raw materials and supplies                         $ 47,282         $ 47,229        $ 52,321

Materials in process                                 72,320           90,776          59,846

Finished goods                                      188,376          183,041         172,353
                                                   --------         --------        --------
                                                    307,978          321,046         284,520

Less: Excess of current cost over stated value
      of last-in, first-out inventories              16,829           18,597          18,829
                                                   --------         --------        --------

Total inventories                                  $291,149         $302,449        $265,691
                                                   ========         ========        ========





Note 6 -  Legal Proceedings

     See PART II, Item 1 for a discussion of pending legal proceedings.

Note 7 - Business Segment Information

     The following is a tabulation of the Company's business segment information for the quarters and nine months ended February 22, 1998 and February 23, 1997 (In Thousands).


(Unaudited)
                        Dairy         Vegetables      Pickles      Specialty      Corporate   Consolidated
                        -----         ----------      -------      ---------      ---------   ------------
THIRD QTR. ENDED
FEBRUARY 22, 1998
Net sales             $  503,840       $137,246       $ 75,661     $ 85,874       $      -     $  802,621
Operating earnings    $   22,036       $ 13,573       $  8,263     $ 13,777       $ (9,786)    $   47,863

FEBRUARY 23, 1997
Net sales             $  443,126       $143,445       $ 82,617     $ 75,824       $      -     $  745,012
Operating earnings    $   26,959       $  8,509       $  7,817     $  9,047       $(11,152)    $   41,180


NINE MONTHS ENDED
FEBRUARY 22, 1998
Net sales             $1,417,038       $393,864       $245,458     $247,668       $      -     $2,304,028
Operating earnings    $   82,010       $ 23,742       $ 25,648     $ 37,766       $(30,828)    $  138,338

FEBRUARY 23, 1997
Net sales             $1,327,758       $410,597       $267,349     $225,077       $      -     $2,230,781
Operating earnings    $   69,679       $ 20,996       $ 24,718     $ 27,461       $(26,910)    $  115,944

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

A.)  Liquidity and Capital Resources

     As of February 22, 1998 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997, except that in October 1997 the Company issued $150 million of 6.90% senior notes, due October 15, 2017, which were used for general corporate purposes, including the refinancing of the then outstanding short-term debt and to fund acquisitions. In January 1998, the Company filed a Form S-3 Registration Statement ("shelf registration") with the Securities and Exchange Commission. Refer to "Note 4 - Debt for a discussion of the shelf registration and resulting debt capacity. Subsequent to the third quarter, the Company entered into a $500 million revolving Credit agreement, which is discussed in "Note 4 - Debt". Cash and cash equivalents were $33.0 million at February 22, 1998, an increase of $28.6 million from the balance at May 25, 1997.

     The inventories at February 22, 1998 were $291.1 million, an increase of $25.4 million over the balance at May 25, 1997, reflecting the impact of acquisitions and the typical seasonal increases resulting from the vegetable and cucumber harvests. The February 22, 1998 inventories were $11.3 million lower than inventories at February 23, 1997, despite the additional inventory associated with acquisitions, due to the planned reduction of the inventories in the Vegetables and Pickles segments.

     Short-term borrowings outstanding at February 22, 1998, were $7.0 million, an increase of $4.0 million from the balance outstanding at May 25, 1997. Working capital at February 22, 1998 was $263.8 million compared to $208.0 million at May 25, 1997. The increase in working capital was primarily due to the increases in short-term cash investments and inventories. The company's debt-to-capital ratio was 37.6% at February 22, 1998 compared with 28.7% at May 25, 1997.

B.)  Results of Operations

THIRD QUARTER FISCAL 1998 VERSUS THIRD QUARTER FISCAL 1997

     Net sales for the third quarter of fiscal 1998 of $802.6 million were $57.6 million or 7.7% higher than sales of $745.0 million in the prior year. Net sales increased in the Dairy and Specialty segments, while net sales decreased slightly in the Vegetables and Pickles segments. Operating earnings increased 16.3% to $47.9 million for the third quarter of fiscal 1998, from $41.2 million in fiscal 1997. The increase in operating earnings was driven by improved earnings in the Vegetables, Pickles and Specialty segments.

     Dairy segment sales of $503.8 million were 13.7%, or $60.7 million higher than sales of $443.1 million in the prior year. Net sales increases were primarily the result of acquisitions, with a 5% volume increase in the core fluid business adding to the increase. Dairy segment operating earnings of $22.0 million in the third quarter of fiscal 1998 were $5.0 million, or 18.5%, lower than operating earnings of $27.0 million in fiscal 1997. Approximately one half of the operating earnings decline is due to a declining butterfat differential, which effectively increases the cost of the Company's skim and lowfat dairy products. Butterfat is expected to decline further during the fourth quarter of fiscal 1998. The remaining decline in operating earnings is due to costs associated with a co-packer which declared bankruptcy and the loss of a government program.

     Vegetables segment net sales of $137.2 million in the third quarter of fiscal 1998 were down 4.3% from sales of $143.4 million in the same period of the prior year. The decline in sales was primarily due to lower case volume in the private label product lines. Vegetables segment operating earnings of $13.6 million in the third quarter of fiscal 1998 were $5.1 million, or 60.0%, higher than operating earnings of $8.5 million in the prior year. The segment continues to recognize the benefits of lower costs resulting from the consolidation of operations initiated in the spring of 1996. Improved performance in the branded portion of the Vegetables business is also responsible for the increased operating earnings in the third quarter of fiscal 1998.

     Net sales in the Pickles segment for the third quarter of $75.7 million decreased $6.9 million, or 8.4%, compared to the same period in the prior year. The sales decline was the result of the loss of certain private label customers. Third quarter operating earnings for the Pickles segment increased to $8.3 million from $7.8 million in fiscal 1997 due primarily to favorable price and manufacturing variances.

     Specialty segment net sales of $85.9 million in the third quarter were 13.3% higher than sales for the same period a year ago. The net sales improvement is due primarily to the early fiscal 1998 acquisition of the Marie's refrigerated salad dressing business, and significant volume increases in the aseptic cheese and pudding business. Operating earnings for the third quarter of fiscal 1998 of $13.8 million were significantly greater than the $9.0 million of operating earnings in the same period of the prior year. Improved operating earnings are primarily due to the inclusion of the Marie's business, and improved operating efficiencies in the Dean Dip and Dressing Division's California operation.


NINE MONTHS ENDED FEBRUARY 22, 1998 VERSUS NINE MONTHS ENDED FEBRUARY 23, 1997

     Net sales for the nine months of fiscal 1998 were $2.3 billion, or 4.5% , higher than sales of $2.2 billion in the prior year. Operating earnings of $138.3 million for the first nine months of fiscal 1998 were $22.4 million, or 19.3%, higher than the same period of the prior fiscal year. Increases in the Dairy and Specialty segments were primarily responsible for the improvements in net sales and operating earnings for the nine month period.

     For the first nine months, Dairy net sales increased to $1.4 billion from $1.3 billion in fiscal 1997. The sales increase was primarily the result of acquisitions. Dairy operating earnings were $82.0 million versus $69.7 million for the same period in the prior fiscal year, a 17.6% increase. Dairy segment improvements were the result of overall Dairy volume increases and the favorable impact from late fiscal 1997 acquisitions.

     Vegetables segment net sales of $393.9 million for the first nine months of fiscal 1998 were down approximately 4% from sales of $411.0 million in the same period in the prior year, due primarily to a volume decline in the private label portion of the business. Operating earnings of $23.7 million were $2.7 million, or 12.9%, higher than operating earnings of $21.0 million reported in fiscal 1997. The Vegetables segment has recognized the benefits of lower costs resulting from the consolidation of operations initiated in the spring of 1996, including lower distribution expenses.

     For the nine months, Pickles net sales of $245.5 million were lower than sales of $267.3 million in fiscal 1997. The decline is the result of the business continuing to focus on identifying and eliminating unprofitable products and customers. Earnings for the nine months ended February 22, 1998 versus the same period of the prior year were up approximately 4% because of lower overall operating costs.

     Specialty segment net sales for the nine months of $247.7 million were 10% higher than sales of $225.1 million for the same period of fiscal 1997. The increase in net sales is due primarily to the early fiscal 1998 acquisition of the Marie's refrigerated salad dressing business and increased volume in all the businesses in the segment. Specialty segment operating earnings for fiscal 1998 of $37.8 million were 37.5% above the $27.5 million operating earnings for the prior year. The improvement in operating earnings is due to the acquisition of the Marie's business, volume increases in the aseptic and powdered products businesses, and improved operating efficiencies in the Dean Dip and Dressing Division's California business.

CORPORATE

     Corporate expenses decreased $1.4 million in the third quarter of fiscal 1998 versus the same period in the prior year. The decrease is primarily due to lower compensation expense related to certain stock based incentive plans. For the nine months ended February 22, 1998, corporate expenses increased $3.9 million over the same period in the prior year. The increase was primarily related to stock-based and incentive compensation expenses, which increased significantly in the first half of the fiscal year before declining in the third quarter.

INTEREST EXPENSE

     Interest expense increased $1.1 million and $0.9 million in the third quarter and nine months, respectively, compared to the same periods in the prior year. The increases are primarily the result of additional interest expense associated with the issuance of $150 million of senior notes in October 1997.

INCOME TAXES

     The effective tax rate for both the third quarter and nine month periods of fiscal 1998 was 39% compared to a rate of 40.5% in the same periods of the prior year. The decrease in the rate is largely due to reductions in state income taxes, and increased export and research and development incentives.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Form 10-K Annual Report, for the fiscal year ended May 25, 1997.

ITEM 6.   Exhibits and Reports on Form 8-K

          a.) Exhibits

               Item 11  -  Basic and Diluted Earnings per Share.

               Item 12  -  Computation of Ratio of Earnings to Fixed Charges.

               Item 27  -  Financial Data Schedules.


          b.) Reports on Form 8-K

               None Filed

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

                                               DEAN FOODS COMPANY
                                               ------------------
                                                  (Registrant)



DATE:  April 8, 1998                           William R. McManaman
                                               ---------------------------
                                               WILLIAM R. McMANAMAN
                                               Vice President, Finance and
                                               Chief Financial Officer



DATE:  April  8, 1998                          William M. Luegers, Jr.
                                               ---------------------------
                                               WILLIAM M. LUEGERS, Jr.
                                               Controller