Form 10-K405
period 1998-05-31
DEAN FOODS CO
filed 1998-08-31
CIK 27500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the fiscal year ended May 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from________ to___________

                          COMMISSION FILE NO.: 1-08262

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

     Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                                   NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                WHICH REGISTERED
    -------------------                                ----------------
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

         The number of shares of Common Stock, Par Value $1 Per Share, of the Registrant outstanding as of August 7, 1998 was 40,089,172. The aggregate market value of such outstanding shares on August 7, 1998 was $2.10 billion, based upon the closing price for the Common Stock on the New York Stock Exchange on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated herein by reference in the respective Parts hereof indicated:

1. Registrant's Annual Report to Shareholders for Fiscal Year Ended May 31, 1998 (referred to herein as the "Company's Fiscal 1998 Annual Report"):
     Part I and Part II
2. Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on September 29, 1998 (referred to herein as the "Company's 1998 Proxy Statement"): Part III

                                     PART I


ITEM 1.  BUSINESS.


GENERAL
-------

         Dean Foods Company and its subsidiaries ("the Company") is engaged in the processing, distribution and sales of dairy, pickle, specialty and vegetable products. The predecessor to Dean Foods Company was incorporated in Illinois in 1925.

         The Company's principal products are Dairy (fluid milk and cultured products, ice cream and extended shelf life products), Pickles (pickles, relishes and specialty items), Specialty (powdered products, refrigerated salad dressings, dips, sauces and puddings) and Vegetables (frozen and canned). A significant portion of the Company's products are sold under private labels. The Company also operates a trucking business hauling less-than-truckload freight, concentrating primarily on refrigerated and frozen cartage, the results of which are reported in the Specialty segment.

STRATEGIC DIRECTION
-------------------

         The Company continues to refine and execute its previously announced long-term strategic plan. As part of this on-going review, on July 27, 1998, the Company announced it had reached a definitive agreement to sell its Vegetables segment for approximately $400 million in cash plus the aseptic foods business of Agrilink Foods, Inc. The transaction is expected to close in the second quarter of fiscal 1999. There can be no assurance that the sale of the Vegetables segment will be completed pursuant to the agreement. Accordingly, the description of the Company's business and properties below includes a description of the Vegetables segment as it has been and currently is being operated by the Company. Vegetables segment results of operations are presented as discontinued operations in the financial statements and other financial information presented in this Annual Report on Form 10-K.

         In fiscal 1996, the Company conducted a strategic business review of all operations, focusing on its markets, competitors and capabilities, and identified a strategic plan designed to enhance long-term shareholder value. As a result, in May 1996 the Company recorded a pre-tax special charge to continuing operations of $102.4 million ($64.9 million after-tax, or $1.62 per share) related to the adoption of a plan to reduce costs, rationalize production capacity and provide for severance and environmental costs. Complete implementation of the plan resulted in the elimination of more than 500 manufacturing and administrative positions and the disposition or closure of six manufacturing facilities.

BUSINESS ACQUISITIONS
---------------------

         Acquisitions have been an important factor in the Company's strategy and continued growth. The Company's acquisition strategy is to focus on food companies having a well-established reputation for quality products and services that meet selected financial criteria, including return on invested capital and market value added. The Company continues to take advantage of industry consolidation trends, specifically within the dairy segment, and to focus on companies that can provide significant operating efficiencies. The Company has completed 20 acquisitions in the last five years. These companies, businesses and assets were acquired for cash, installment notes or a combination thereof. The listing below summarizes the acquisitions completed by fiscal year:

  FISCAL YEAR 1998
     Purity Dairies, a dairy processor                   Nashville, Tennessee
     Coburg Dairy, a dairy processor                     Charleston, South
                                                         Carolina
     Dairy business of American Stores Company (Lucky    Buena Park, Escondido,
                                                         San Leandro and
        Stores)                                           Sacremento, California
     Wengert's Dairy, a dairy processor                  Lebanon, Pennsylvania
     Sani-Dairy Division of Penn Traffic Company,  a     Johnstown, Pennsylvania
        dairy processor
     Maplehurst Dairy, a dairy processor                 Indianapolis, Indiana
     H. Meyer Dairy Company, a dairy processor           Cincinnati, Ohio
     Milk Products LLC, a dairy processor                Albuquerque, New
                                                         Mexico and El Paso,
                                                         Texas

      Schwartz Pickle Company, a refrigerated  pickles    Chicago, Illinois
         processor
      Marie's Salad Dressing, a processor of salad        Thornton, Illinois
         dressings and vegetable dips
   FISCAL YEAR 1997
      Tri-State Dairy, Inc., a dairy processor            Miami, Florida
      Meadows Distribution Co., Inc., an ice cream and    Batavia, Illinois
         frozen foods distributor
   FISCAL YEAR 1996
      Norcal Crossetti Foods, Inc., a frozen vegetable   Watsonville, California
         and fruit processor
      Paramount Foods, Inc., a pickle processor           Louisville, Kentucky
      Rod's Food Products, a specialty foods processor    City of Industry,
                                                          California
         of aerosol toppings and extended shelf life
         products
   FISCAL YEAR 1995
      Gold Star Dairy, a dairy processor                  Clovis, New Mexico
      Rio Grande Foods, Inc., a frozen vegetable          McAllen, Texas
         processor
   FISCAL YEAR 1994
      Longlife Dairy Products, a processor of extended    Jacksonville, Florida
         shelf life products
      Birds Eye frozen vegetable business                 Waseca, Minnesota;
                                                          Fulton, New York and
                                                          Celaya Mexico
      Bennett's premium sauce line                        Green Bay, Wisconsin

         Subsequent to fiscal 1998 year-end, the Company completed the acquisitions of two dairy processors, Barber Dairies, Inc. and Hillside Dairy, for cash consideration. The Company has also announced it has reached a definitive agreement to acquire U.C. Milk Company, a dairy processor, for cash consideration.


BUSINESS SEGMENTS
-----------------

         Information regarding the Company's Dairy, Pickles and Specialty business segments for the last three fiscal years is set forth in the Company's Fiscal 1998 Annual Report (Exhibit 13a hereto) at page 34 in Note 15 to the consolidated financial statements. Such information, excluding the first sentence of such note, is hereby incorporated herein by reference.

Dairy Segment
-------------

Fluid Milk and Cultured Products

         The Company processes raw milk and other raw materials into fluid milk and cultured products. The Company believes that it is the largest fluid milk processor in the United States. Although industry data is not available, the Company estimates that it has a 12% market share in domestic fluid milk. Included in the fluid products category is homogenized, low-fat and skim milk plus buttermilk, chocolate milk and juice products. Cultured dairy products include cottage cheese, yogurt and sour cream.

         Fluid milk and fresh cultured products are sold to grocery store chains, convenience stores, smaller retail grocery outlets, warehouse club stores, grocery warehouses and institutional customers in the Midwest and Midsouth, in parts of the Southeastern, Southwestern and Rocky Mountain states, parts of Pennsylvania and New York, California and Mexico.

         In addition to the strong Dean's brand in the Midwest and Mid-South, fluid milk and cultured dairy products are sold in various areas under well-established labels such as Bell, Coburg, Cream o'Weber, Creamland, H. Meyer, Gandy's, Maplehurst, Mayfield, McArthur, Meadow Brook, Price's, Purity, Reiter, T.G. Lee, Verifine and Wengert's. A substantial portion of the Company's fluid milk and cultured products volume is sold under private labels.

         The fluid milk and cultured products business is extremely competitive and productivity is therefore very important. The Company continues to reinvest a substantial portion of its total capital budget in its dairy plants and distribution systems to maintain and improve efficiencies. Fiscal 1998 major capital expenditures included the construction and implementation of the small bottle (Milk Chugs) product line at several plants located in the Midwest, Northeast and Southeast. Fiscal 1998 expenditures also included costs associated with the completion of the new fluid milk plant in Braselton, Georgia, which began production during the second quarter. Major capital expenditures in fiscal 1997 included the initial construction of the new Braselton, Georgia, fluid milk processing plant, expansion of the filler room at the Sharpsville, Pennsylvania facility and new labeling equipment at the Athens, Tennessee plant. Capital expenditures during fiscal 1996 included new packaging equipment for one-pint and ten-ounce, plastic, resealable bottles at its Athens, Tennessee dairy plant, the expansion of the Erie, Pennsylvania milk cooler and additional processing capacity at the Company's Rochester, Indiana and Huntley, Illinois milk plants. Major capital projects during fiscal 1995 included additional processing equipment and costs related to plant consolidation of the Lubbock and San Angelo, Texas dairy processing plants, a cooler expansion at the Rochester, Indiana dairy plant, a waste water treatment system at the Belleville, Pennsylvania dairy plant and computer equipment at the Florida dairy operations. Capital expenditure projects for 1994 included cooler expansions at its Evart, Michigan; Chemung, Illinois; and Louisville, Kentucky dairy plants; corrugated case and palletizer at its El Paso, Texas dairy plant; blowmold packaging equipment at its Rochester, Indiana dairy plant and construction of a dairy distribution and cooler facility in Greenville, South Carolina.

         Sales of fluid milk and cultured products to unaffiliated customers for the fiscal years 1998, 1997 and 1996 were $1,574 million, $1,386 million, and $1,235 million, respectively.

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

         Fiscal 1998 capital expenditures included the expansion of an ice cream storage facility and the purchase of frozen novelties vending machines at the Company's subsidiary in Athens, Tennessee. Capital expenditures during fiscal 1997 and fiscal 1996 included additional processing equipment at the Company's Belvidere, Illinois and Athens, Tennessee ice cream plants. During fiscal 1995 capital expenditures included plant expansion and replacement of refrigeration equipment at the Belvidere, Illinois ice cream plant. Major projects in 1994 included a stick novelty line, freezer expansion and new distribution facilities in Athens, Tennessee and new processing equipment in Akron, Ohio.

         Sales to unaffiliated customers for the fiscal years 1998, 1997 and 1996 were $332 million, $261 million and $235 million, respectively.

Extended Shelf Life

         The Company processes extended shelf life fluid, aerosol and other dairy products. Extended shelf life products include whipping creams, half and half dairy creamers, aerosol whipped creams and non-dairy toppings, coffee creamers, flavored milks and lactose-reduced milks.

         Extended shelf life products are distributed nationwide under Dean brands such as Dairy Pure, Dean Ultra and Easy 2%, as well as well-known licensed national brands and private labels. In fiscal 1997 the Company consolidated Ryan Milk Company and Longlife Dairy Products into Ryan Foods Company.

         The extended shelf life products business is extremely competitive and productivity is therefore very important. The Company continues to reinvest in its extended shelf life plants and distribution systems to maintain and improve efficiencies. Capital expenditures in fiscal 1998 included investment in a new high-temperature processor and cooler expansion at its Murray, Kentucky plant. In fiscal 1997, the Company divested its Ready Foods plant in Philadelphia, Pennsylvania and consolidated production into the Murray, Kentucky facility, where the Company invested in a new aerosol filling line. During fiscal 1996, capital expenditures included the installation of new racking and inventory systems and cooler expansion at its Murray, Kentucky plant

         Sales of extended shelf life products to unaffiliated customers for fiscal 1998, fiscal 1997 and 1996 were $147 million, $141 million and $141 million, respectively.

Pickles Segment
---------------

Pickles, Relishes and Specialty Items

         The Company is one of the largest pickle processors and marketers in the United States with sales nationwide. Pickles, relishes, pickled peppers and other assorted specialty items are sold under several brand names, including Arnold's, Atkins, Aunt Jane's, Cates, Dailey, Heifetz, Paramount, Peter Piper, Rainbo, Roddenbery and Schwartz's. Branded and private label products are marketed and distributed to retail grocery store chains, wholesalers and the foodservice industry and in bulk to other food processors.

         Capital expenditures in fiscal 1998 included the investment in non-fermenting processing equipment, a new water treatment system and banana pepper handling equipment. During fiscal 1997 the Company closed its Eaton Rapids, Michigan plant and consolidated production into existing facilities and continued to modernize its remaining manufacturing facilities. During fiscal 1996 capital improvements were made to upgrade and modernize the Company's manufacturing facilities and reduce transportation costs. Major capital expenditure projects during fiscal 1995 included the installation of processing equipment at the Company's Cairo, Georgia plant. Fiscal 1994 capital expenditures included the construction of a new processing room at the Company's LaJunta, Colorado plant.

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

         Sales to unaffiliated customers for the fiscal years 1998, 1997 and 1996 were $349 million, $371 million and $373 million, respectively.


Specialty Segment
-----------------

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

         Fiscal 1998 and fiscal 1997 capital expenditures included the construction of a new dryer in Wayland, Michigan, which began operation during the third quarter of fiscal 1998. Capital expenditures during fiscal 1996 included the construction of a new production facility in the United Kingdom. There were no major capital expenditures during fiscal years 1994 and 1995.

         Sales to unaffiliated customers for the fiscal years 1998, 1997 and 1996 were $161 million, $153 million and $129 million, respectively.

Salad Dressings, Dips, Sauces and Puddings

         The Company's aseptic products primarily include ready-to-serve natural cheese sauces, puddings and other specialty sauces which are sterilized under a process which allows storage for prolonged periods without refrigeration. Aseptic products are sold nationwide, primarily under private labels to distributors which supply restaurants, schools, hotels and other segments of the foodservice industry. Fiscal 1998 capital expenditures included receiving room upgrades at the Company's City of Industry, California facility. There were no major capital expenditures during fiscal years 1997 and 1996. Major capital expenditures in fiscal 1995 and 1994 included a multi-phase project to significantly upgrade the Dixon, Illinois facility with the completion of a new batch make-up room.

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

         Sales to unaffiliated customers for the fiscal years 1998, 1997 and 1996 were $147 million, $122 million and $100 million, respectively.

DFC Transportation

         DFC Transportation Company, a transportation and logistics subsidiary of the Company, operates nationwide with a fleet of approximately 122 tractors and 267 trailers, providing less-than-truckload refrigerated and frozen cartage service. Its customers include food and industrial companies. A significant portion of its revenues are derived from the brokerage of various types of freight.

         Revenues from unaffiliated customers were $27 million in each of the fiscal years ended 1998, 1997 and 1996. Revenues relating to hauling products for other divisions and subsidiaries of the Company have been eliminated.

Vegetables Segment
------------------

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

         Frozen vegetables account for approximately 75% of the total vegetable sales. The Company is the largest frozen vegetable processor in the United States and the third largest vegetable processor overall. Products are marketed under several brand names including Birds Eye, Freshlike and Veg-All, as well as under customer brand names or in-house brands. The Company's Birds Eye and Veg-All vegetable brands are marketed throughout the United States. The Freshlike canned and frozen vegetable line is marketed primarily in the Midwest. Other vegetable products are marketed under private labels or in-house brands throughout the United States and exported to the Far East, Mid-East, Europe, Mexico, Canada and the Caribbean. Consumer products are distributed through traditional retail and mass merchandising retail outlets and include Company brands and buyers' brands of all products. Institutional customers, including hotels, restaurants, in-plant feeding programs, and schools are serviced through foodservice distributors with products packaged in larger containers.

         Fiscal 1998 capital investment included receiving and processing improvements at its Green Bay, Wisconsin facility, new freezer equipment in Fairwater, Wisconsin and a new canning facility in Cambria, Wisconsin. The Company also incurred expenditures related to consolidation of operations at its Watsonville, California plant in fiscal 1998. During fiscal 1997, the Company closed six plants and consolidated production capacity into its remaining processing facilities. Major capital expenditures included new processing and freezing equipment and expanded quality assurance and R&D facilities. During fiscal 1996, major capital expenditures included new electronic sorting equipment, upgraded freezing capacity, improved warehousing and new management information systems. Fiscal 1995 major capital expenditures included the completion of the new carrot line in Uvalde, Texas and a waste water treatment plant in Celaya, Mexico. Major capital projects in 1994 included the installation of a carrot processing line at Uvalde, Texas and an expansion of the office facilities in Green Bay, Wisconsin.

         Sales to unaffiliated customers, which are not included in Net Sales as the Vegetables segment is treated as a discontinued operation, for fiscal years 1998, 1997 and 1996 were $553 million, $558 million and $574 million, respectively.


RAW MATERIALS AND SUPPLIES
--------------------------

         The Company's business is dependent upon obtaining adequate supplies of raw and processed agricultural products. Historically, the Company has been able to obtain adequate supplies of agricultural products.

         Raw milk and other agricultural products are generally purchased directly from farmers and farm cooperatives. The Company does not have long-term purchase contracts for agricultural products. The price of raw milk is extensively regulated. Raw milk costs during the first half of fiscal 1998 were significantly lower in comparison to the same period in fiscal 1997; raw milk costs rose during the last half of fiscal 1998 to a level above the same period in the prior year. Raw milk costs peaked at record levels in the second quarter of fiscal 1997, then declined sharply during the third quarter and rose during the last quarter of fiscal 1997. In fiscal 1996, raw milk costs were slightly below fiscal 1995 levels during the first six months and then increased to higher levels than fiscal 1995 by year-end. Early indications are that raw milk costs will not change significantly during the first quarter and will then rise to near record levels during the second quarter of fiscal 1999.

         The Company produces most of its plastic gallon and half-gallon container requirements for its fluid milk business. Glass containers for pickles and related products are purchased from one main supplier and can requirements for canned vegetables are primarily furnished by two can manufacturers, as required, at competitive prices.

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

         In its pickle and vegetable operations, the Company supplies seed to and advises growers regarding planting techniques, monitors and arranges for the control of insects, directs the harvest, and, for some crops, provides automated harvesting service.

         Although Southeast crops were late and short of expectations due to adverse growing conditions, fiscal 1998 cucumber costs approximated fiscal 1997 costs. In fiscal 1999, cucumber costs are expected to be comparable to fiscal 1998. Fiscal 1997 cucumber cost approximated fiscal 1996 costs. Raw cucumber costs were higher in fiscal 1996 compared with fiscal 1995 due to the poor Southeast cucumber harvest and the necessity to source cucumber requirements from higher cost growing areas. The cost of raw cucumbers increased in fiscal 1995 as a result of weather-related costs after being relatively stable during the previous fiscal year.

         Vegetable supplies are largely dependent on regional weather and growing conditions. Although there have been adverse weather-related growing conditions in certain parts of the country, early indications are that supplies will be adequate, with fiscal 1999 crop costs approximating fiscal 1998 cost levels, despite minor exceptions in Texas and Mexico. Fiscal 1998 raw product costs were relatively flat overall in comparison to fiscal 1997 and 1996 costs.


DISTRIBUTION
------------

         Dairy products are principally delivered to grocery chain stores or warehouses directly from the Company's processing plants by the Company, in trucks which it owns or leases, and by independent distributors. In certain states, products are also delivered to the Company's distribution branches from which distribution is then made to customers. The Company has continued its efforts to streamline its distribution system for Dairy products. Major economies have been effected in recent years through consolidation of distribution branches and routes, with emphasis on direct truck delivery to retail stores and warehouses of grocery chains. The Company's Pickles, Specialty and Vegetables products are delivered to warehouses and food distributors by the Company's fleet of trucks and outside freight carriers. Inventories of frozen and canned vegetables are maintained by the Company in warehouses throughout the country in order to maintain a ready supply for rapid delivery to local retailers.


COMPETITION
-----------

         The Company's business is highly price competitive with relatively low operating margins. Quality and customer service are important factors in securing and maintaining business. An important aspect of the Company's service to customers is computer ordering, shipping and billing systems. Referred to in the food industry as "Efficient Consumer Response", the Company has over the last several years made a substantial commitment to these areas. The Company's Dairy business operates in a number of different geographical markets, competing in some against national companies and in others against regional or local companies. In certain markets, some supermarket chain stores have their own dairy products processing plants. Generally, in each major market and product class there are a number of competitors, some of which have greater sales and assets than the Company's operations in that market. The Company's Pickles, Specialty and Vegetables products are marketed nationwide and, in some cases, internationally. The degree of penetration and competitive conditions in each market varies, but the Company does not consider that it has any material competitive advantage in any of its major markets or product classes.

EMPLOYEES
---------

         The Company employs approximately 14,500 employees (11,200 full-time). Approximately 6,600 employees are represented by the International Brotherhood of Teamsters and other unions under seventy collective bargaining agreements. Nineteen of these agreements expire during fiscal 1999. Generally, the Company considers its employee relations to be good. The following table details the above information by Continuing Operations and the Vegetables segment.


                                                                               Number of      Expiration
                                                                    Union     Bargaining        of Union
                                       Total      Full-Time     Employees     Agreements       Contracts
                                       -----      ---------     ---------     ----------       ---------
         Continuing Operations        13,200         10,700         5,300             60              18
         Vegetables Segment            3,300            500         1,300             10               1
         Total                        14,500         11,200         6,600             70              19


         The Company has approximately 5,000 seasonal positions at its pickle processing plants (1,000) and vegetable operations (4,000), principally during the summer months. At times, the Company has experienced difficulties in meeting seasonal employee needs. The Company estimates that two individuals are hired for each seasonal position. A number of strategies have been employed to retain seasonal employees including incentive programs and employee sharing programs.


ENVIRONMENT
-----------

         On July 10, 1996, a subsidiary of the Company was fined approximately $4 million in a lawsuit filed by the United States of America in the United States District Court for the Middle District of Pennsylvania alleging violations of the Federal Water Pollution Control Act relating to the discharge of conventional, non-hazardous substances. The Company appealed the lower court ruling on the grounds that the fine should be substantially reduced. In July 1998, the appellate court affirmed the lower court's decision. On August 31, 1998 the Company paid the fine of $4.5 million (including interest) to the Environmental Protection Agency. The Company provided for this exposure in 1996 and in light of reserves existing, the imposed fine will not have a material effect on the financial position or results of operations of the Company.

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


ITEM 2.  PROPERTIES.

         The Company owns sixty-four of its processing plants (four of which are subject to mortgage) and leases the other four under leases expiring from fiscal 2000 through fiscal 2011. The Company has various distribution branches and storage warehouses located throughout the country, some of which are owned and some leased. The Company considers its properties suitable and adequate for the conduct of its business. A number of the Vegetables facilities are operated only during the vegetable intake season. All other production facilities are principally operated at or near capacity levels, but generally on the basis of fewer than three shifts per day.

        Further information relating to the Company's leases is contained in the
Note 10 to consolidated financial statements appearing in the Company's Fiscal 1998 Annual Report (Exhibit 13a hereto) on page 33. Such information is hereby incorporated by reference.

        The locations of the Company's processing facilities, by product category within business segment, are set forth below:



                                               DAIRY

Fluid Milk and Cultured Products
         Buena Park, California                                        Barberton, Ohio
         Escondido, California                                         Cincinnati, Ohio
         San Leandro, California                                       Springfield, Ohio
         Sacremento, California                                        Belleville, Pennsylvania
         Miami, Florida                                                Erie, Pennsylvania
         Orange City, Florida                                          Johnstown, Pennsylvania
         Orlando, Florida                                              Lebanon, Pennsylvania
         Braselton, Georgia                                            Sharpsville, Pennsylvania
         Chemung, Illinois                                             Charleston, South Carolina
         Huntley, Illinois                                             Athens, Tennessee
         Rockford, Illinois                                            Nashville, Tennessee
         Indianapolis, Indiana                                         El Paso, Texas
         Rochester, Indiana                                            Lubbock, Texas
         Louisville, Kentucky                                          Salt Lake City, Utah
         Evart, Michigan                                               Sheyboygan, Wisconsin
         Albuquerque, New Mexico

Ice Cream and Frozen Desserts
         Buena Vista, California                                       Athens, Tennessee
         Belvidere, Illinois                                           Nashville, Tennessee
         Albuquerque, New Mexico                                       Barberton, Ohio

Extended Shelf Life
         Jacksonville, Florida                                         Murray, Kentucky

                                               PICKLES
Pickles, Relishes and Specialty Items
         Atkins, Arkansas                                              Plymouth, Indiana
         LaJunta, Colorado                                             Croswell, Michigan
         Sanford, Florida                                              Faison, North Carolina
         Cairo, Georgia                                                Green Bay, Wisconsin
         Chicago, Illinois

                                               SPECIALTY
Powdered Products
         Pecatonica, Illinois                                          Wayland, Michigan
         Rockford, Illinois                                            Abingdon, Oxon, United Kingdom

Salad Dressings, Dips, Sauces and Puddings
         City of Industry, California                                  Rockford, Illinois
         Dixon, Illinois                                               Thornton, Illinois

DFC Transportation                                                     Huntley, Illinois

                                               VEGETABLES
Frozen and Canned Vegetables
         Oxnard, California                                            Cambria, Wisconsin
         Watsonville, California                                       Darien, Wisconsin
         Arlington, Minnesota                                          Fairwater, Wisconsin
         Waseca, Minnesota                                             Green Bay, Wisconsin
         Fulton, New York                                              Hortonville, Wisconsin
         Uvalde, Texas                                                 Celaya, Mexico

         Distribution branches for the Dairy segment are located in Alabama, California, Florida, Georgia, Idaho, Illinois, Nevada, New Mexico, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia.

         Distribution warehouses for the Pickles, Specialty and Vegetables segments are maintained adjacent to many processing plants with public warehouses throughout the United States for further distribution of pickle and vegetable products. The Company maintains powdered product warehouses utilized throughout the United States. A Company-owned transportation terminal and maintenance facility is located in Illinois.


ITEM 3.  LEGAL PROCEEDINGS.

         Information on legal proceedings is contained in the Company's Fiscal 1998 Annual Report (Exhibit 13a hereto) on page 33 in Note 13 to the consolidated financial statements. Such information is hereby incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1998.


EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------

         Information regarding the Company's executive officers is set forth in
Item 10 of Part III of this Report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol DF. The range of Common Stock sales prices for each of the quarters during the past two fiscal years (as reported by the New York Stock Exchange) and the frequency and amount of Common Stock dividends declared the past two fiscal years are set forth under the caption "Quarterly Financial Data" at page 35 of the Company's Fiscal 1998 Annual Report (Exhibit 13a hereto) in the rows captioned "Stock Price Range" and "Dividend Rate". Such rows and the column and row captions related thereto are hereby incorporated herein by reference.

         The approximate number of holders of record of the Company's Common Stock on August 7, 1998, was 8,695.

         Restrictions on the Company's ability to pay dividends on its Common Stock are described in the fifth paragraph of Note 4 to the consolidated financial statements at page 29 of the Company's Fiscal 1998 Annual Report (Exhibit 13a hereto), which paragraph is hereby incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

         Selected financial data for each of the Company's last five fiscal years is set forth at page 36 of the Company's Fiscal 1998 Annual Report (Exhibit 13a hereto) under the caption "Summary of Operations". Such selected financial data is hereby incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A discussion of the Company's financial condition, cash flows and results of operations, including information with respect to liquidity and capital resources, is set forth at pages 17 through 21 of the Company's Fiscal 1998 Annual Report (Exhibit 13a hereto) under the caption "Financial Review", which discussion is hereby incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated balance sheets as of May 31, 1998 and May 25, 1997 and related consolidated statements of income, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended May 31, 1998, and the notes thereto, together with the report thereon of independent accountants, are set forth on pages 22 through 37 of the Company's Fiscal 1998 Annual Report (Exhibit 13a hereto). Such financial statements, notes thereto and the report thereon of independent accountants are hereby incorporated herein by reference.

         Financial data for each quarter within the two most recent fiscal years is set forth under the caption "Quarterly Financial Data" at page 35 of the Company's Fiscal 1998 Annual Report (Exhibit 13a hereto) in the rows captioned "Net Sales", "Gross Profit", "Income from Continuing Operations", "Net Income" and "Per Common Share Data: Basic Income (Loss) Per Share and Diluted Income
(Loss) Per Share". Such rows and row captions related thereto are hereby incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the Company's directors (including nominees for election at the Company's Annual Meeting of Stockholders to be held September 29, 1998) is set forth at pages 2 through 7 of the Company's 1998 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS". Such information is hereby incorporated herein by reference.

         Information supplied by the Company's executive officers who are not also directors of the Company concerning their ages, business experiences, and periods of service as executive officers is as follows:

                                                                                             Served in
                                            Position with                                 such position
                                            the Company                      Age               since
                                            -----------                      ---               -----
Robert E. Baker.............................Vice President,                      51            1997
                                            Strategic Planning

Eric A. Blanchard...........................Vice President,                      42            1993
                                            Secretary and General Counsel

Jenny L. Carpenter..........................Group Vice President,                52            1995
                                            Specialty Business Unit

Gary A. Corbett.............................Vice President, Governmental         50            1993
                                            and Dairy Industry Relations

Neil J. Finerty.............................Vice President,                      53            1997
                                            Human Resources

Gary D. Flickinger..........................Vice President,                      56            1993
                                            Production and Engineering

Daniel E. Green.............................Group Vice President, and            53            1992
                                            President, Ryan Foods Company

James R. Greisinger.........................Group Vice President and             57            1992
                                            President, Dean Pickle and
                                            Specialty Products Company

Cameron C. Hitchcock........................Treasurer                            36            1997

Alan W. Hooper..............................Vice President                       49            1997
                                            Special Projects

Dale E. Kleber..............................Vice President and                   42            1997
                                            Associate General Counsel

William M. Luegers, Jr. ....................Corporate Controller                 44            1997

William R. McManaman........................Vice President, Finance              51            1996
                                            and Chief Financial Officer


George A. Muck..............................Vice President,                      60            1970
                                            Research and Development

Douglas A. Parr.............................Vice President,                      56            1993
                                            Dairy Sales and Marketing

Dennis J. Purcell...........................Group Vice President and             55            1993
                                            President, Specialty Business Unit

Gary P. Rietz...............................Chief Information Officer            42            1997

Jeffrey P. Shaw.............................Group Vice President and             41            1992
                                            President, Dean Foods
                                            Vegetable Company



         Each of the executive officers, including executive officers who are also directors, was elected to serve as an executive officer until the next annual meeting of directors, scheduled for September 29, 1998.

         All of the Company's executive officers listed in Part III, Item 10 have been employees of the Company for more than five years, with the exception of Mr. Baker, Mr. Finerty, Mr. Hitchcock, Mr. Luegers, Mr. McManaman and Mr. Rietz. Prior to assuming their current positions,
-    Mr. Blanchard was the Company's secretary and general counsel;
- Ms. Carpenter was the Company's Director of Marketing and Sales-Specialty Foods Division;
-    Mr. Corbett was in the Company's sales administration management;
- Mr. Flickinger was the Director of Production - Dairy and a divisional general manager;
-    Mr. Green was the Company's Vice President, Corporate Planning and
     Development;
- Mr. Greisinger was a Company Vice President and President of Dean Pickle and Specialty Products Company;
-    Mr. Hooper was the Company's Director of Strategic Projects;
-    Mr. Kleber was a Corporate attorney;
-    Mr. Parr was a Company regional sales manager;
-    Mr. Purcell was Senior Vice President of Sales and Marketing of Dean
     Pickle and Specialty Products Company;
-    Mr. Shaw was President of the Company's  Richard A. Shaw, Inc.
     subsidiary, which was subsequently  merged into Dean Foods Vegetable
     Company.

Mr. Baker was employed by the Company during 1997. Mr. Baker, prior to his employment by the Company, was the Vice President - Marketing & Strategic Planning of Specialty Foods Company, a diversified food company.

Mr. Finerty has been employed by the Company since 1995. Prior to assuming his present duties, he was Director - Industrial Relations. Mr. Finerty, prior to his employment with the Company, was Assistant Director - Labor Relations of Borden Inc., a diversified food and dairy company.

Mr. Hitchcock was employed by the Company in 1997. Mr. Hitchcock, prior to his employment with the Company, was Vice President - Corporate Finance of Duetsche Morgan Grenfell, Inc., the global investment banking arm of Duetsche Bank Group.

Mr. Luegers has been employed by the Company since 1996. Mr. Luegers, prior to his employment with the Company, was Director of Accounting of Brunswick Corporation, a diversified marine and recreational products company.

Mr. McManaman has been employed by the Company since 1996. Mr. McManaman, prior to his employment by the Company, was the Vice President - Finance of Brunswick Corporation, a diversified marine and recreational products company.

Mr. Rietz was employed by the Company in 1997. Mr. Rietz, prior to his employment with the Company, was Business Systems Manager - North American Beverage Division of Quaker Oats Company, a diversified food and beverage company.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information regarding the cash compensation of the Company's executive officers, compensation pursuant to plans and compensation of the Company's directors (including nominees for election at the Company's Annual Meeting of stockholders to be held September 29, 1998) is set forth in the Company's 1998 Proxy Statement at pages 6 through 7 under the caption "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS" and at pages 8 through 15 under the caption "EXECUTIVE COMPENSATION." Such information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management is set forth in the Company's 1998 Proxy Statement at page 20 under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such information is hereby incorporated herein by reference.

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



               (1)   Financial Statements                                                    Page No.
                     The consolidated balance sheets at May 31, 1998 and May 25,
                     1997, the related consolidated statements of income, of
                     shareholders' equity and of cash flows for each of the
                     three fiscal years in the period ended May 31, 1998, and
                     the notes thereto, together with the report thereon of
                     PricewaterhouseCoopers LLP dated June 29, 1998, except as
                     to Note 3 which is as of July 27, 1998, as incorporated by reference in Part II, Item 8 of this Report.

               (2)    Financial Statement Schedules

                      Report of independent accountants on financial
                      statement schedule                                                       18

                      Schedule VIII - Valuation and qualifying accounts                        19

                      All other schedules have been omitted
                      because they are not applicable, or not
                      required, or because the required
                      information is shown in the consolidated financial statements or notes thereto.

                      Separate financial statements of the
                      Registrant have been omitted since the
                      Registrant is primarily an operating
                      company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at May 31, 1998, except for indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.

               (3)    Exhibits

                      See Exhibit Index                                                        20 - 21

        (b) Reports on Form 8-K.

               The Registrant filed a Current Report on Form 8-K, dated July 27,
               1998, with regards to the Registrant's Press Release, dated the same, "Dean Agrees to Sell Vegetable Operations; Will Focus
               Resources on Dairy Business".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DEAN FOODS COMPANY


                             By William R. McManaman
                               ---------------------------
                               William R. McManaman
                              (Vice President, Finance and
                              Chief Financial Officer)
Date:  August 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



         Signature                               Title                                   Date
         ---------                               -----                                   ----

HOWARD M. DEAN                               Chairman of the Board                  August 31, 1998
----------------------------
Howard M. Dean                               and Director

RICHARD E. BAILEY                            President and Director                 August 31, 1998
----------------------------
Richard E. Bailey

EDWARD A. BRENNAN                            Director                               August 31, 1998
----------------------------
Edward A. Brennan

LEWIS M. COLLENS                             Director                               August 31, 1998
----------------------------
Lewis M. Collens

PAULA H. CROWN                               Director                               August 31, 1998
----------------------------
Paula H. Crown

JOHN P. FRAZEE, JR.                          Director                               August 31, 1998
----------------------------
John P. Frazee, Jr.

BERT A. GETZ                                 Director                               August 31, 1998
----------------------------
Bert A. Getz

JANET HILL                                   Director                               August 31, 1998
----------------------------
Janet Hill

JOHN S. LLEWELLYN, JR.                       Director                               August 31, 1998
----------------------------
John S. Llewellyn, Jr.

RICHARD P. MAYER                             Director                               August 31, 1998
----------------------------
Richard P. Mayer

ANDREW J. MCKENNA                            Director                               August 31, 1998
----------------------------
Andrew J. McKenna

THOMAS A. RAVENCROFT                         Senior Vice President                  August 31, 1998
----------------------------
Thomas A. Ravencroft                         and Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
Dean Foods Company


Our audits of the consolidated financial statements referred to in our report dated June 29, 1998, except as to Note 3, which is as of July 27, 1998, appearing on page 37 of the Dean Foods Company Annual Report to Shareholders for Fiscal Year Ended May 31, 1998 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                     PricewaterCoopers LLP

Chicago, Illinois
June 29, 1998

                       DEAN FOODS COMPANY AND SUBSIDIARIES

                                 ---------------

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                                                                    Amount
                                                                   charged
                                               Balance at         (credited)        Accounts          Balance
                                                beginning        to costs and        written          at end
Classification                                 of period            expenses           off           of period
--------------                                 ---------            --------         -------         ---------
                                                                     (In thousands)

Fiscal Year Ended May 31, 1998
------------------------------
Allowance for doubtful
  accounts and notes
  receivable.....................................$3,085            $2,790           $1,663            $4,212
                                                 ======            ======           ======            ======

Fiscal Year Ended May 25, 1997

Allowance for doubtful
  accounts and notes
  receivable.....................................$2,691            $  846           $  452            $3,085
                                                 ======            ======           ======            ======


Fiscal Year Ended May 26, 1996

Allowance for doubtful
  accounts and notes
  receivable.....................................$3,607            $1,866           $2,782            $2,691
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

        b.    By-Laws of Registrant, as amended May 22, 1998                                          22-40

(4)     Instruments defining the rights of security holders, including indentures

        a.    Rights Agreement dated May 22, 1998                                                     41-84


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


                                                                                                         Page No.
                                                                                                         --------
         g.       Dean Foods Company Supplemental Incentive Compensation Plan
                  for certain officers, as amended March 31, 1989 (filed as
                  Exhibit 10(l) to Registrant's Form 10-K Annual Report for
                  Fiscal Year Ended May 28, 1989 and incorporated herein by
                  reference)

         h.       Dean Foods Company Director Stock Option Plan, dated September
                  30, 1992 (filed as Exhibit 10(i) to Registrant's Form 10-K
                  Annual Report for Fiscal Year ended May 30, 1993 and incorporated herein by reference)

         i.       $500 million Credit Agreement dated as of March 31, 1998                                 85-151

         j.       Severance Agreement dated March 4, 1998 between the Company
                  and Richard E. Bailey, President and Chief Operating Officer                            152-153

         k.       Stock Purchase Agreement by and between the Company and
                  Agrilink Foods, Inc dated July 24, 1998                                                 154-237

         l.       Severance Agreement dated July 13, 1998 between the Company and Jeffrey P. Shaw, Group Vice President and President of
                  Dean Foods Vegetable Company                                                            238-245

(11)     Computation of Basic and Diluted Income Per Share                                                246

(12)     Computation of Ratio of Earnings to Fixed Charges                                                247

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

         a.       Dean Foods Company Annual Report to Shareholders for Fiscal
                  Year Ended May 31, 1998                                                                 248-288

                  With the exception of the financial statements, report of independent accountants thereon and certain other information expressly incorporated herein by reference, the Registrant's
                  Annual Report to Shareholders for Fiscal Year Ended May 31,
                  1998 is not to be deemed filed as part of this Report.

(21)     Subsidiaries of the Registrant

         a.       Subsidiaries of the Registrant as of May 31, 1998                                       289

(23)     Consents of Experts and Counsel

         a.       Consent of Independent Accountants dated August 31, 1998                                290

(27)     Financial Data Schedules
         .1. Fiscal Year-Ended May 31, 1998                                                               291
         .2. Fiscal Year-Ended May 25, 1997(Restated)                                                     292
         .3. Fiscal Year-Ended May 26, 1996(Restated)                                                     293