Form 10-Q
period 1998-08-30
DEAN FOODS CO
filed 1998-10-14
CIK 27500

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

__X__ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  August 30, 1998
                               -----------------
                                       or

_____ Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number    1-08262
                        -----------

                               DEAN FOODS COMPANY
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)



        DELAWARE                                       36-0984820
-------------------------------                   ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)



3600 North River Road, Franklin Park, Illinois            60131
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code     (847)  678-1680
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

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 39,342,030.

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                               DEAN FOODS COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                       AUGUST 30,1998 AND AUGUST 24, 1997
                  (In Thousands, Except for Per Share Amounts)

                                                                  Three Months Ended
                                                         ------------------------------------
                                                          August 30,            August 24,
                                                            1998                   1997
                                                         -----------          ---------------
                                                                   (Unaudited)
Net sales                                                 $     825,104       $     619,856
Costs of products sold                                          633,928             469,755
Delivery, selling and administrative expenses                   144,867             106,934
                                                          -------------       -------------
Operating earnings                                               46,309              43,167
Interest expense                                                 (9,056)             (3,626)
Interest income                                                     309                 385
                                                          -------------       -------------
Income from continuing operations before income taxes            37,562              39,926
Provision for income taxes                                       14,649              15,618
                                                          -------------       -------------
Income from continuing operations                                22,913              24,308
Loss from discontinued operations, net of taxes                  (1,741)             (2,761)
                                                          -------------       -------------
Net income                                                $      21,172       $      21,547
                                                          =============       =============
Basic income (loss) per share:
   Income from continuing operations                      $         .57       $         .60
   Loss from discontinued operations                               (.04)               (.07)
                                                          --------------      -------------
   Net income                                             $         .53       $         .53
                                                          ==============      =============
Diluted income (loss) per share:
   Income from continuing operations                      $         .56       $         .59
   Loss from discontinued operations                               (.04)               (.07)
                                                          --------------      -------------
   Net income                                             $         .52       $         .52
                                                          ==============      =============
Weighted average common shares:
Basic                                                            40,023              40,427
                                                          ==============      =============
Diluted                                                          40,983              41,224
                                                          ==============      =============

See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        AUGUST 30, 1998 AND MAY 31, 1998
                                 (In Thousands)

                                                            August 30,          May 31,
                                                               1998              1998
                                                            ----------         ---------
                                                            (Unaudited)
ASSETS
------
CURRENT ASSETS:                                           $     22,513     $     11,932
 Cash and cash equivalents
 Accounts and notes receivable, less allowance for
    doubtful accounts of $4,438 and $4,212, respectively       251,040          225,970
 Inventories                                                   181,579          135,405
 Other current assets                                           48,028           46,931
                                                          ------------     ------------
 Total Current Assets                                          503,160          420,238
                                                          ------------     ------------

PROPERTIES:
 Property, plant and equipment, at cost                      1,038,724          966,226
 Accumulated depreciation                                      432,359          415,162
                                                          ------------     ------------
 Total Properties, net                                         606,365          551,064
                                                          ------------     ------------
NET ASSETS OF DISCONTINUED OPERATIONS                          291,997          288,037
                                                          ------------     ------------
OTHER ASSETS:
 Intangibles, net of amortization of
    $14,001 and $11,537, respectively                          351,662          334,597
 Other Assets                                                    6,726           13,253
                                                          ------------     ------------
 Total Other Assets                                            358,388          347,850
                                                          ------------     ------------
TOTAL ASSETS                                              $  1,759,910     $  1,607,189
                                                          ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:                                      $          -     $     12,000
 Notes payable to banks
 Current installments of long-term obligations                   8,340            9,014
 Accounts payable and accrued expenses                         321,600          311,303
 Dividends payable                                               8,514            8,079
 Federal and state income taxes payable                         26,875           12,518
                                                          ------------     ------------
 Total Current Liabilities                                     365,329          352,914


LONG-TERM OBLIGATIONS                                          687,639          558,233

DEFERRED LIABILITIES                                            70,246           76,776

SHAREHOLDERS' EQUITY                                           636,696          619,266
                                                          ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  1,759,910     $  1,607,189
                                                          ============     ============

See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                      AUGUST 30, 1998 AND AUGUST 24, 1997
                                 (In Thousands)


                                                                  Three Months Ended
                                                          -----------------------------------
                                                          August 30,               August 24,
                                                             1998                     1997
                                                          ----------               ----------
                                                                      (Unaudited)
Net cash provided from continuing operations               $  13,210                $  33,410
                                                          ----------               ----------
Cash flows from investing activities:
 Capital expenditures                                        (30,368)                 (26,397)
 Proceeds from disposition of property,
   plant and equipment                                           282                      294
 Acquisitions, net of cash acquired                          (85,768)                 (41,923)
                                                          ----------               ----------
 Net cash used in investing activities                      (115,854)                 (68,026)
                                                          ----------               ----------
Cash flows from financing activities
 Issuance of long-term obligations                           140,000                        -
 Repayment of long-term obligations                          (11,324)                    (111)
 Issuance (repayment) of notes payable to banks, net         (12,000)                  49,000
 Unexpended industrial revenue bond proceeds                   5,965                    2,976
 Cash dividends paid                                          (7,983)                  (7,650)
 Issuance of common stock                                      4,268                    9,046
                                                          ----------               ----------
 Net cash provided by financing activities                   118,926                   53,261
                                                          ----------               ----------
Net cash provided from (used by) discontinued operations      (5,701)                   1,097
                                                          ----------               ----------
Increase in cash and temporary cash investments               10,581                   19,742

Cash and temporary cash investments -
  beginning of period                                         11,932                    4,386
                                                          ----------               ----------
Cash and temporary cash investments - end of period        $  22,513                $  24,128
                                                          ==========               ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Dollar amounts in thousand unless otherwise noted.

1. BASIS OF PRESENTATION
In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. The results of operations for the three-month period ended August 30, 1998 are not necessarily indicative of the operating results for the full year.

2. DISCONTINUED OPERATIONS
Net sales of discontinued operations were $110.8 million and $109.6 million for the first quarters ended August 30, 1998 and August 24, 1997, respectively. The income tax benefit included in discontinued operations was $1.2 million and $1.8 million for the August 30, 1998 and August 24, 1997 periods, respectively. Loss from discontinued operations includes interest expense allocations (based on the short-term interest expense incurred and changes in working capital levels) of $2.0 million and $2.1 million for the quarters ended August 30, 1998 and August 24, 1997, respectively.

3. SHAREHOLDERS' EQUITY
On September 29, 1998, the Company's shareholders approved an increase in the Company's authorized $1 par value Common Stock from 80 million shares to 150 million shares. The Board of Directors of the Company, at its regularly scheduled Board Meeting on September 29, 1998, authorized a two million share increase in its common shares authorized for repurchase. The purpose of any such repurchases is to offset dilution from the Company's stock option programs and to provide shares to utilize in acquisitions made for Company common stock. Subsequent to the close of the first quarter, the Company repurchased approximately 750,000 shares of its stock, under the previously existing Board authorization.

4. INVENTORIES
The following is a tabulation of inventories by class at August 30, 1998, August 24, 1997, and May 31, 1998.

                                                   August 30,            August 24,           May 31,
                                                      1998                  1997                1998
                                                   ----------            ----------          ---------
                                                             (Unaudited)
Raw materials and supplies                        $    40,444           $    25,230         $   45,266
Materials in process                                   34,122                28,594             12,432
Finished goods                                        116,696               101,349             87,390
                                                  -----------           -----------         ----------
                                                      191,262               155,173            145,088
Less:  Excess of current cost over stated
       value of last-in, first-out inventories          9,683                10,442              9,683
                                                  -----------           -----------         ----------
Total inventories                                 $   181,579           $   144,731         $  135,405
                                                  ===========           ===========         ==========

5. BUSINESS SEGMENT INFORMATION

The following is a tabulation of the Company's business segment information for the three months ended August 30, 1998 and August 24, 1997.


(Unaudited)
                                Dairy      Pickles    Specialty     Corporate       Consolidated
                              ----------  ---------  -----------   -----------     --------------
August 30, 1998
Net sales                     $  651,665   $ 93,405   $  80,034      $       -      $   825,104
Operating earnings            $   32,503   $ 11,104   $  11,169      $  (8,467)     $    46,309

August 24, 1997
Net sales                     $  455,962   $ 90,460   $  73,434      $       -      $   619,856
Operating earnings            $   32,413   $  9,322   $  10,993      $  (9,561)     $    43,167

6. LEGAL PROCEEDINGS
See PART II, Item 1 for a discussion of pending legal proceedings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1999 VERSUS FIRST QUARTER FISCAL 1998

RESULTS OF CONTINUING OPERATIONS
Net sales for the first quarter of fiscal 1999 of $825.1 million were $205.2 million, or 33.1%, higher than sales of $619.9 million in the prior year. While net sales increased in all business segments, the majority of the sales increase was due to the acquisitions completed in the Dairy segment. Operating earnings increased 7.3% or $3.1 million over the prior year, reflecting strong improvement in the Pickles segment and reductions in Corporate expenses.

BUSINESS SEGMENTS
     DAIRY - Dairy segment sales of $651.7 million were 42.9%, or $195.7 million, higher than sales of $456.0 million in the prior year. Net sales increases were primarily the result of acquisitions and a 5% volume increase in the core Dairy business. Operating earnings were roughly even with the prior year. Rising butterfat prices had only a slightly positive impact on the Dairy segment, as benefits to the fluid business were offset by negative impacts in the ice cream and extended shelf life operations. The first quarter is the prime selling season for the Company's ice cream and, therefore, the high butterfat costs impacted this segment to a greater extent than it would in other times of the year. Integration costs related to recent acquisitions and manufacturing start-up costs and introductory marketing expenses associated with the Milk Chugs product also had a negative impact on Dairy segment earnings. Current forecasts indicate that butterfat and raw milk costs will continue to rise to record levels through at least October 1998, before declining.

     PICKLES - Net sales in the Pickles segment for the first quarter of $93.4 million increased $2.9 million, or 3.3%, from $90.5 million in the prior year. The increase in net sales is due to the acquisition of the Schwartz Pickle Company, which offset a slight volume decrease in the core business, which is expected to be timing in nature. Operating earnings increased $1.8 million, or 19.1%, as cost savings and the earnings from the Schwartz acquisition more than offset the volume decline in the core business.

     SPECIALTY - The Specialty segment experienced increased sales of $6.6 million, or 9.0%, to $80.0 million. Operating earnings increased 1.6% from the prior year. The Dean Dip and Dressing division experienced increased sales but lower operating earnings as a result of increased marketing and advertising expenses. Sales and earnings increased in the Specialty segment's Food Products division as efficiencies at a new dryer improved during the quarter and contributed to the increased earnings.

CORPORATE
Corporate expenses decreased $1.1 million in the first quarter of fiscal 1999 versus the same period in the prior year. The decrease is primarily due to lower compensation expense related to certain stock based incentive plans.

INTEREST EXPENSE
Interest expense increased $5.4 million during the first quarter compared to the prior year, primarily the result of additional interest expense associated with increased borrowings under the revolving credit agreement used to fund acquisitions and the issuance of $150 million of Senior Notes during the second quarter of fiscal 1998.

INCOME TAXES
The effective income tax rate for the first quarter of fiscal 1999 was 39.0% compared to a rate of 39.1% for the first quarter a year ago.

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes, was $1.7 million for the first quarter of fiscal 1999, compared to a loss of $2.8 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
As of August 30, 1998 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. Cash and temporary cash investments were $22.5 million at August 30, 1998.

     Working capital at August 30, 1998 was $137.8 million compared to $67.3 million at May 31, 1998, and inventories at August 30, 1998 were $181.6 million, an increase of $46.2 million over the balance at May 31, 1998. The increase in working capital and inventories were primarily the result of two Dairy acquisitions completed during the first quarter of fiscal 1999 and the Pickles segment's typical seasonal inventory increase from the cucumber harvest. The August 30, 1998 inventories were $36.8 million higher than inventories a year ago due to the additional inventory associated with acquisitions completed during fiscal 1999 and the latter half of fiscal 1998.

     Seasonal working capital requirements are funded using the Company's Revolving Credit Agreement and bilateral lines of credit. There were no short-term borrowings outstanding at August 30, 1998, compared to $12.0 million outstanding at May 31 ,1998.

     CASH FLOWS - The change in cash for the first quarter of fiscal 1999 was an increase of $10.6 million. Net cash provided from continuing operations was $13.2 million for the first quarter of fiscal 1999 compared to $33.4 million in the prior year. Net cash used in investing activities was $115.9 million for first quarter fiscal 1999 versus $68.0 million in fiscal 1998. First quarter fiscal 1999 investing activities include $85.8 million of cash paid for acquisitions compared to $41.9 million paid during the first quarter of fiscal 1998. Net cash provided by financing activities was $118.9 million and $53.3 million for the first quarters of fiscal 1999 and fiscal 1998, respectively. Fiscal 1999 financing activities include additional long-term borrowings under the Company's Revolving Credit Agreement of $140.0 million. The current quarter also reflects the repayment of $12.0 million of short-term notes payable versus a $49.0 million issuance of short-term notes payable during the prior year period.

SUBSEQUENT EVENTS
On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc. ("Agrilink") for $365.6 million in cash, a $30.0 million Agrilink subordinated note and Agrilink's aseptic foods business. Cash proceeds were utilized to repay debt outstanding under the Company's revolving credit agreement. Due to the uncertainty of realizability of the $30.0 million subordinated note, the note has been valued at zero. The Company estimates the after-tax gain on the sale of Vegetables segment to be approximately $80.0 million. The estimated gain is subject to final valuations and appraisals of assets and completion of post-closing audits.

     Subsequent to quarter-end, the Company completed the acquisition of U.C. Milk Company for cash consideration and announced a merger agreement with Berkley Farms, Inc.

YEAR 2000 COMPLIANCE

As discussed in the Company's Annual Report on Form 10-K, the Company is currently assessing and modifying its computer, production and facility systems and business processes to provide for their continued functionality. The Company is also continuing to assess the readiness of external parties and coordinating efforts to address the Year 2000 issue with those entities. The Company is augmenting previously scheduled computer maintenance with procedures designed to locate and correct Year 2000 problems and accelerating normal equipment and software replacement schedules. The Company continues to expect that substantially all new systems upgrades or reprogramming efforts will be completed by December 31, 1998. The costs associated with these procedures have not been and are not expected to be material to the Company's financial condition or results of operations.

     The Company believes that modification of existing software and conversions to new software will result in Year 2000 compliance. However, given the complexity of the Year 2000 issue, the impact on business operations due to failure by the Company to achieve compliance or failure by external entities, such as suppliers and vendors, to achieve compliance, which the Company cannot control, could adversely affect the Company's consolidated results of operations.

FORWARD LOOKING STATEMENTS
Certain statements in this Quarterly Report are "forward looking statements" as defined by the Private Securities Litigation Reform Law of 1995. These statements, which may be indicated by words such as "expects", "intends", "believes", "forecasts", or other words of similar meaning, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Report. These risks include, but are not limited to, risks associated with the Company's acquisition strategy, adverse weather conditions resulting in poor harvest conditions, raw milk costs and butterfat prices, interest rate fluctuations, competitive pricing pressures, marketing and cost-management programs, changes in government programs and shifts in market demand. Additional information concerning these and other risks is contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         ------------------

           There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K
         ----------------------------------

           (a)  Exhibits

                      3(a) Dean Foods Company Restated Certificate of
                           Incorporation dated February 8, 1988, as amended September 29, 1998

                     10(a) Amendatory Agreement by and between the Company
                           and Agrilink Foods, Inc. dated July 24, 1998, and Second Amendatory Agreement by and between the Company and Agrilink Foods, Inc. dated
                           September 23, 1998


                     11    Basic and Diluted Income per Share

                     12    Computation of Ratio of Earnings to Fixed Charges

                     27    Financial Data Schedules

                           .1 Three Months Ended August 30, 1998
                           .2 Three Months Ended August 24, 1997 (Restated)

           (b)  Reports on Form 8-K

                (1) The Company filed a Current Report on Form 8-K, dated July 27, 1998, with regards to the Company's Press release dated July 27, 1998, "Dean Agrees to Sell Vegetable Operations; Will Focus Resources on Dairy Business"

                (2) The Company filed a Current Report on Form 8-K, dated September 23, 1998, with regards to the sale of the stock of Dean Foods Vegetable Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DEAN FOODS COMPANY
                                           -----------------------
                                                (Registrant)



DATE: October 14, 1998                       William R. McManaman
      -----------------                    ------------------------------
                                             WILLIAM R. McMANAMAN
                                             Vice President, Finance and
                                             Chief Financial Officer



DATE: October 14, 1998                       William M. Luegers, Jr.
      ----------------                       ----------------------------
                                             WILLIAM M. LUEGERS, JR.
                                             Controller