Form 10-Q
period 1998-11-29
DEAN FOODS CO
filed 1999-01-13
CIK 27500

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

   X     Quarterly report pursuant to Section 13 of 15(d) of the Securities
-------  Exchange Act of 1934


For the quarterly period ended     November 29, 1998
                              ---------------------------

                                      or

         Transition report pursuant to Section 13 of 15(d) of the Securities ------- Exchange Act of 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number   1-08262
                      -------------

                               DEAN FOODS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                            36-0984820
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S Employer
  incorporation or organization)                          Identification No.)


3600 North River Road, Franklin Park, Illinois                         60131
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code      (847)  678-1680
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

Yes   X     No
    ----       ----

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 40,299,801.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               DEAN FOODS COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE SIX MONTHS ENDED
                    NOVEMBER 29, 1998 AND NOVEMBER 23, 1997
                  (In Thousands, Except for Per Share Amounts)

                                                           Second Quarter Ended                       Six Months Ended
                                                    November 29,         November 23,           November 29,      November 23,
                                                       1998                  1997                   1998              1997
                                                 ------------------     -------------          -------------      --------------
                                                                                    (Unaudited)
Net sales                                        $        934,377       $      624,933        $    1,759,481      $    1,244,789
Costs of products sold                                    732,363              479,520             1,366,291             949,275
Delivery, selling and administrative expenses             155,971              108,274               300,838             215,208
                                                 ----------------       --------------        --------------      --------------
Operating earnings                                         46,043               37,139                92,352              80,306
Interest expense                                            7,993                4,552                17,049               8,178
Interest income                                               236                  893                   545               1,278
                                                 ----------------       --------------        --------------      --------------
Income from continuing operations
    before income taxes                                    38,286               33,480                75,848              73,406
Provision for income taxes                                 14,932               12,955                29,581              28,573
                                                 ----------------       --------------        --------------      --------------
Income from continuing operations                          23,354               20,525                46,267              44,833
                                                 ----------------       --------------        --------------      --------------
Discontinued operations, net of taxes:
    Income (loss) from discontinued operations             (1,188)               6,050                (2,929)              3,289
    Gain on sale of discontinued operations                83,820                                     83,820                   -
                                                 ----------------       --------------        --------------     ---------------
    Total discontinued operations                          82,632                6,050                80,891               3,289
                                                 ----------------       --------------        --------------     ---------------
Net income                                       $        105,986       $       26,575        $      127,158     $        48,122
                                                 ================       ==============        ==============     ===============
Basic income (loss) per share:
    Income from continuing operations            $            .59       $          .51        $         1.16     $          1.11
    Income (loss) from discontinued operations               (.03)                 .15                  (.07)                .08
    Gain on sale of discontinued operations                  2.10                    -                  2.10                   -
                                                 ----------------       --------------        --------------     ---------------
    Net income                                   $           2.66       $          .66        $         3.19     $          1.19
                                                 ================       ==============        ==============     ===============

Diluted income (loss) per share:
    Income from continuing operations            $            .58       $          .50        $         1.14     $          1.08
    Income (loss) from discontinued operations               (.03)                 .14                  (.07)                .08
    Gain on sale of discontinued operations                  2.05                    -                  2.05                   -
                                                 ----------------       --------------        --------------     ---------------
    Net income                                   $           2.60       $          .64        $         3.12     $          1.16
                                                 ================       ==============        ==============     ===============
Weighted average common shares:
    Basic                                                  39,722               40,508                39,874              40,508
                                                 ================       ==============        ==============     ===============
    Diluted                                                40,483               41,375                40,723              41,375
                                                 ================       ==============        ==============     ===============

See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 29, 1998 AND MAY 31, 1998
                                 (In Thousands)

                                                                    November 29,     May 31,
                                                                       1998           1998
                                                                       ----           ----
                                                                    (Unaudited)
                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $   32,252        $ 11,932
    Accounts and notes receivable, less allowance for
      doubtful accounts of $10,147 and $4,212, respectively            305,015         225,970
    Inventories                                                        200,578         135,405
    Other current assets                                                62,233          46,931
                                                                    ----------      ----------
    Total Current Assets                                               600,078         420,238
                                                                    ----------      ----------

PROPERTIES:
    Property, plant and equipment, at cost                           1,148,936         966,226
    Accumulated depreciation                                           448,428         415,162
                                                                    ----------      ----------
    Total Properties, net                                              700,508         551,064
                                                                    ----------      ----------

NET ASSETS OF DISCONTINUED OPERATIONS                                        -         288,037
                                                                    ----------      ----------

OTHER ASSETS:
    Intangibles, net of amortization of
      $16,750 and $11,537, respectively                                453,185         334,597
    Other assets                                                         7,103          13,253
                                                                    ----------      ----------
    Total Other Assets                                                 460,288         347,850
                                                                    ----------      ----------

TOTAL ASSETS                                                        $1,760,874      $1,607,189
                                                                    ==========      ==========


    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to banks                                          $    9,500        $ 12,000
    Current installments of long-term obligations                        9,277           9,014
    Accounts payable and accrued expenses                              366,960         311,303
    Dividends payable                                                    8,529           8,079
    Federal and state income taxes payable                              66,608          12,518
                                                                    ----------      ----------
    Total Current Liabilities                                          460,874         352,914

LONG-TERM OBLIGATIONS                                                  478,681         558,233

DEFERRED LIABILITIES                                                    79,621          76,776

SHAREHOLDERS' EQUITY                                                   741,698         619,266
                                                                    ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,760,874      $1,607,189
                                                                    ==========      ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                    NOVEMBER 29, 1998 AND NOVEMBER 23, 1997
                                 (In Thousands)

                                                                                         Six Months Ended
                                                                            ------------------------------------------
                                                                            November 29,                   November 23,
                                                                                1998                          1997
                                                                            ----------                     ----------
                                                                                           (Unaudited)
Net cash provided from continuing operations                                $    9,515                     $   52,997
                                                                            ----------                     ----------

Cash flows from investing activities:
     Capital expenditures                                                      (57,296)                       (54,780)
     Proceeds from disposition of property,
         plant and equipment                                                       517                          1,384
     Acquisitions, net of cash acquired                                       (120,677)                       (53,510)
                                                                            ----------                     ----------
     Net cash used in investing activities                                    (177,456)                      (106,906)
                                                                            ----------                     ----------

Cash flows from financing activities
     Issuance of long-term obligations                                         280,052                        147,574
     Repayment of long-term obligations                                       (403,806)                          (196)
     Repayment of notes payable to banks, net                                   (2,500)                        (3,000)
     Unexpended industrial revenue bond proceeds                                 5,965                          4,741
     Cash dividends paid                                                       (16,401)                       (15,755)
     Issuance of common stock                                                    5,574                         10,140
     Repurchase of treasury stock                                              (32,949)                             -
                                                                            ----------                     ----------
     Net cash provided by financing activities                                (164,065)                       143,504
                                                                            ----------                     ----------
Cash flow from discontinued operations:
     Net cash used by discontinued operations                                  (12,667)                       (18,690)
     Cash proceeds on sale of discontinued operations                          364,993                              -
                                                                            ----------                     ----------
     Total discontinued operations                                             352,326                        (18,690)
                                                                            ----------                     ----------

Increase in cash and temporary cash investments                                 20,320                         70,905

Cash and temporary cash investments -
     beginning of period                                                        11,932                          4,386
                                                                            ----------                     ----------

Cash and temporary cash investments - end of period                         $   32,252                     $   75,291
                                                                            ==========                     ==========




See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Dollar amounts in thousands unless otherwise noted.

1. BASIS OF PRESENTATION
In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. The results of operations for the six-month period ended November 29, 1998 are not necessarily indicative of the operating results for the full year.

2. DISCONTINUED OPERATIONS
On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc. ("Agrilink") for $365.0 million in cash, a $30.0 million Agrilink subordinated note and Agrilink's aseptic foods business, which has been valued at $80.0 million. Cash proceeds were utilized to repay debt outstanding under the Company's revolving credit agreement. Due to the uncertainty of realizability of the $30.0 million subordinated note, the note has been valued at a nominal amount. The Company recorded an after-tax gain on the sale of the Vegetables segment of $83.8 million. The gain is subject to final valuations and appraisals of assets.

         Net sales of discontinued operations were $139.8 million and $256.6 million for the six months ended November 29, 1998 and November 23, 1997, respectively. The income tax provision (benefit) included in discontinued operations was $(1.9) million and $2.2 million for the November 29, 1998 and November 23, 1997 six months ended periods, respectively. Income (loss) from discontinued operations includes interest expense allocations (based on the short-term interest expense incurred and changes in working capital levels) of $2.5 million and $4.7 million for the six months ended November 29, 1998 and November 23, 1997, respectively.

3. INVENTORIES
The following is a tabulation of inventories by class at November 29, 1998, November 23, 1997, and May 31, 1998.

                                                            November 29,          November 23,         May 31,
                                                                1998                  1997              1998
                                                            -----------           -----------         --------
                                                                      (Unaudited)
Raw materials and supplies                                  $ 52,199              $ 29,508            $ 45,266
Materials in process                                          22,740                25,305              12,432
Finished goods                                               135,322               101,380              87,390
                                                            --------              --------            --------
                                                             210,261               156,193             145,088
Less:  Excess of current cost over stated
       value of last-in, first-out inventories                 9,683                10,892               9,683
                                                            --------              --------            --------
Total inventories                                           $200,578              $145,301            $135,405
                                                            ========              ========            ========

4. BUSINESS SEGMENT INFORMATION
The following is a tabulation of the Company's business segment information for the quarters and six months ended November 29, 1998 and November 23, 1997.


(Unaudited)
                                          Dairy       Pickles    Specialty        Corporate     Consolidated
                                          -----       -------    ---------        ---------     ------------
SECOND QUARTER ENDED
November 29, 1998
Net sales                            $  741,942      $ 85,889     $106,546        $      -        $  934,377
Operating earnings                   $   30,063      $  8,882     $ 15,443        $ (8,345)       $   46,043

November 23, 1997
Net sales                            $  457,236      $ 79,337     $ 88,360        $      -        $  624,933
Operating earnings                   $   27,561      $  8,063     $ 12,996        $(11,481)       $   37,139

SIX MONTHS ENDED
November 29, 1998
Net sales                            $1,393,607      $179,294     $186,580        $      -        $1,759,481
Operating earnings                   $   62,566      $ 19,986     $ 26,612        $(16,812)       $   92,352

November 23, 1997
Net sales                            $  913,198      $169,797     $161,794        $      -        $1,244,789
Operating earnings                   $   59,974      $ 17,385     $ 23,989        $(21,042)       $   80,306

5. ACQUISITIONS
During the first half of fiscal 1999, the Company acquired the assets of Hillside Dairy in Cleveland Heights, Ohio on July 1, 1998, the assets of Barber Dairies of Birmingham, Alabama on August 11, 1998, the stock of the U.C. Milk Company in Madisonville, Kentucky on September 17, 1998 and the stock of Berkeley Farms, Inc. of Hayward, California on November 4, 1998.

         The acquisitions were all made for cash consideration except for the Berkeley Farms acquisition which was for a combination of cash and Company common stock. The total consideration for all the above mentioned transactions was $120.7 million in cash and $37.4 million in Company common stock. In addition, as discussed in Note 2, the Company acquired the assets of the aseptic foods business of Agrilink Foods, Inc. in Benton Harbor, Michigan as part of the consideration for the Company's Vegetables business.

         These acquisitions were accounted for as purchases and have been recorded using preliminary valuations of the assets and liabilities acquired. Goodwill arising from these acquisitions will be amortized using the straight-line method over periods up to 40 years. The operating results of each acquisition have been included in the Company's results of operations since the date of acquisition.

6. LEGAL PROCEEDINGS
See PART II, Item 1 for a discussion of pending legal proceedings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1999 VERSUS SECOND QUARTER FISCAL 1998

RESULTS OF CONTINUING OPERATIONS
Net sales of $934.4 million for the second quarter of fiscal 1999 increased from $624.9 million in the prior year. Net sales increased primarily the result of acquisitions made during the latter half of fiscal 1998 and the beginning of fiscal 1999. Operating earnings increased 24.0% to $46.0 million from $37.1 million in fiscal 1998. Each business segment reported higher fiscal 1999 earnings in comparison to the prior year. Second quarter fiscal 1999 income from continuing operations was $23.4 million, or $.58 per diluted share, versus $20.5 million, or $.50 per diluted share, in the prior year.

BUSINESS SEGMENTS
         DAIRY - Net sales in the dairy segment were $741.9 million in fiscal 1999 compared to $457.2 million in fiscal 1998, a 62.3% increase. The majority of the net sales increase is due to recent acquisitions, with slight improvements due to higher Milk Chug product sales and base dairy business volume increases. Dairy segment operating earnings, however, only increased 9.1% to $30.1 million, due to volatility in butterfat and raw milk costs and costs associated with integration of acquisitions. The segment's operating margins declined from 6.0% in the second quarter of fiscal 1998 to 4.1% in fiscal 1999. Fiscal 1999 butterfat prices peaked in September and fell sharply by November, while raw milk prices continued to rise to record levels. Such volatility had a negative earnings impact of approximately $2 million on the second quarter of fiscal 1999. Short-term expectations are for butterfat to further decline and for raw milk costs to peak during the third quarter before gradually declining into the fourth quarter. Second quarter improved operating efficiencies were partially offset by continued acquisition assimilation and integration costs totaling approximately $4 million.

         PICKLES - The Pickles segment experienced higher second quarter fiscal 1999 net sales of $85.9 million, an 8.3 % increase, compared to $79.3 million for the same period a year ago. Operating earnings increased 10.2% to $8.9 million. The sales and earnings increases are attributed to the Schwartz Pickle Company, a refrigerated food service pickle company, acquired at the end of fiscal 1998, as the base branded business declined slightly from the prior year.

         SPECIALTY - Specialty segment net sales increased 20.6%, to $106.5 million, in the second quarter of fiscal 1999. Operating earnings for the second quarter of fiscal 1999 of $15.4 million were 18.8% higher than earnings in the prior year. The sales and earnings increases are due primarily to the acquisition of the aseptic foods business acquired in conjunction with disposition of the Company's Vegetables segment. Also contributing to the sales and earnings increases were increased sales of powdered products and improved efficiencies from fiscal 1998 facility expansion.

CORPORATE
Corporate expenses decreased $3.1 million in the second quarter of fiscal 1999 versus the same period of the prior year primarily due to lower incentive and stock-related compensation plan expenses.

INTEREST EXPENSE
Interest expense increased $3.4 million in the second quarter compared to the same period of the prior year. Additional interest expense associated with increased borrowing under the revolving credit agreement used to fund acquisitions and the issuance of $150 million of Senior Notes during the second quarter of fiscal 1998 contributed to the increase.

INCOME TAXES
The effective income tax rate for the second quarter of fiscal 1999 was 39.0% compared to a rate of 38.7% for the second quarter a year ago.

DISCONTINUED OPERATIONS
The loss from discontinued operations, net of taxes, for the second quarter of fiscal 1999 was $1.2 million, or $.03 per diluted share, compared to income from discontinued operations, net of taxes, of $6.1 million, or $.14 per diluted share, for the prior year. On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc. (Agrilink) for $365.0 million in cash, a $30.0 million Agrilink subordinated note and Agrilink's aseptic foods business. Due to the uncertainty of realizability of the $30.0 million subordinated note, the note has been valued at a nominal amount. Sale of the discontinued operations resulted in an after-tax gain of $83.8 million, or $2.05 per diluted share. The gain is subject to final valuations and appraisals of assets.

SIX MONTHS ENDED FISCAL 1999 VERSUS SIX MONTHS ENDED FISCAL 1998

RESULTS OF CONTINUING OPERATIONS
Net sales for the six months ended fiscal 1999 of $1.8 billion were $514.7 million, or 41.3%, higher than sales of $1.2 billion in the prior year. Net sales increased in all business segments, with the majority of the increase due to acquisitions completed in the Dairy and Specialty segments. Operating earnings increased to $92.4 million, or 15.0%, from $80.3 million in fiscal 1998, reflecting improved earnings in all business segments and a reduction in Corporate expenses. Income from continuing operations for the six months ended fiscal 1999 was $46.3 million, or $1.14 per diluted share, versus $44.8 million, or $1.08 per diluted share, for the same period in the fiscal 1998.

BUSINESS SEGMENTS
         DAIRY - Dairy segment net sales of $1.4 billion were $480.4 million, or 52.6%, higher than fiscal 1998. The majority of the sales increase was related to fiscal 1998 and 1999 acquisitions, and to a lesser extent, volume increases in base Dairy business. Operating earnings of $62.6 million were 4.3% greater than earnings of the prior year. First quarter earnings were relatively flat compared to the prior year as rising butterfat costs which benefited the fluid milk business were offset by negative impacts in the ice cream and extended shelf life operations. Second quarter operating efficiency improvements were partially offset by commodity volatility and acquisition integration costs.

         PICKLES - Fiscal 1999 Pickle segment net sales increased $9.5 million, or 5.6%, over the six month period of fiscal 1998. Increased sales due to the May 1998 acquisition of the Schwartz Pickle Company offset a slight volume decrease in the base business. Schwartz earnings more than offset the impact of the base volume decreases, resulting in an operating earnings increase of $2.6 million, or 15.0%.

         SPECIALTY - The Specialty segment reported a sales increase of $24.8 million, to $186.6 million. Operating earnings increased 10.9% to $26.6 million for the six months ended fiscal 1999. The increases in sales and earnings are primarily a result of the aseptic foods business acquired in conjunction with the sale of the Vegetables segment.

CORPORATE
Corporate expenses decreased $4.2 million for the six months of fiscal 1999 compared to the same period of the prior year, primarily due to lower compensation expense related to certain stock-based incentive plans.

INTEREST EXPENSE
Interest expense for the six months of fiscal 1999 increased $8.9 million versus the same period of the prior year. Increased borrowing under the revolving credit agreement used to fund acquisitions and the issuance of $150 million of Senior Notes during the second quarter of fiscal 1998 accounted for the increased expense.

INCOME TAXES
The effective income tax rate of fiscal 1999 was 39.0% compared to a rate of 38.9% for the first six months of fiscal 1998.

DISCONTINUED OPERATIONS
The loss from discontinued operations, net of taxes, for the six months ended fiscal 1999 was $2.9 million versus income from discontinued operations, net of taxes, of $3.3 million in fiscal 1998. The sale of the Vegetables segment resulted in an after-tax gain of $83.8 million, or $2.05 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
As of November 29, 1998 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. The Company's use of the cash proceeds received from the disposition of its Vegetables segment and the financing of acquisition activity is discussed below. Cash and temporary cash investments were $32.3 million at November 29, 1998.

         Working capital at November 29, 1998 was $139.2 million compared to $67.3 million at May 31, 1998, and inventories at November 29, 1998 were $200.6 million, an increase of $65.2 million over the balance at May 31, 1998. The increase in working capital and inventories were primarily the result of fiscal 1999 Dairy and Specialty acquisitions. The inventories increase also reflects the typical seasonal increase resulting from the cucumber harvest. November 1998 accounts receivable were impacted by higher sales which reflect the pass-through of higher dairy costs and the initial funding of receivables for a fiscal 1999 acquisition in which receivables were not included in the assets purchased. November 29, 1998 inventories were $55.3 million higher than inventories a year ago due to the additional inventory associated with acquisitions completed during fiscal 1999 and the latter half of fiscal 1998.

         Seasonal working capital requirements are funded using the Company's Revolving Credit Agreement and bilateral lines of credit. There were $9.5 million of short-term borrowings outstanding at November 29, 1998, compared to $12.0 million at May 31, 1998.

         CASH FLOW - The net change in cash for the six months ended fiscal 1999 was an increase of $20.3 million. Net cash provided from continuing operations was $9.5 million for the six months ended November 29, 1998 versus $53.0 million in fiscal 1998. The decrease is due to the increased financing of working capital in fiscal 1999 discussed previously.

         Net cash used in investing activities was $177.5 million for the first six months of fiscal 1999 compared to $106.9 million for the same period in fiscal 1998. Fiscal 1999 investing activities include $120.7 million of cash paid for acquisitions versus $53.5 million paid during the first half of fiscal 1998. Capital expenditures were relatively flat in comparison to the prior year.

         Net cash used in financing activities was $164.1 million for the six months of fiscal 1998 versus net cash provided of $143.5 million for the same period of fiscal 1998. Cash proceeds from the sale of discontinued operations used to repay debt outstanding under the Company's Revolving Credit Agreement account for the majority of this change. Fiscal 1999 financing activities also include additional long-term borrowings under the Company's Revolving Credit Agreement used to fund current fiscal year acquisitions.

         Discontinued operations for the six months of fiscal 1999 generated net cash of $352.3 million, which included cash proceeds on the sale of the Vegetables segment of $365.0 million.

YEAR 2000 COMPLIANCE
As discussed in the Company's Annual Report on Form 10-K, the Company is currently assessing and modifying its computer, production and facility systems and business processes to provide for their continued functionality. The Company is also continuing to assess the readiness of external parties and coordinating efforts to address the Year 2000 issue with those entities. The Company is augmenting previously scheduled computer maintenance with procedures designed to locate and correct Year 2000 problems and accelerating normal equipment and software replacement schedules. The Company continues to expect that substantially all new systems upgrades or reprogramming efforts will be completed by June 30, 1999. The costs associated with these procedures have not been and are not expected to be material to the Company's financial condition or results of operations.

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

          (a)  Exhibits

               11   Basic and Diluted Income per Share

               12   Computation of Ratio of Earnings to Fixed Charges

               27   Financial Data Schedules

                    .1   Six Months Ended November 29, 1998
                    .2   Six Months Ended November 23, 1997 (Restated)

          (b)  Reports on Form 8-K

               None filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DEAN FOODS COMPANY
                                                     -------------------
                                                        (Registrant)



DATE: January 13, 1999                               /s/ William R. McManaman
      ----------------                               ------------------------
                                                     WILLIAM R. McMANAMAN
                                                     Vice President, Finance and
                                                     Chief Financial Officer



DATE: January 13, 1999                               /s/ William M. Luegers, Jr.
      ----------------                               ---------------------------
                                                     WILLIAM M. LUEGERS, JR.
                                                     Controller