Form 10-Q
period 1999-02-28
DEAN FOODS CO
filed 1999-04-14
CIK 27500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

   X    Quarterly report pursuant to Section 13 of 15(d) of the Securities
-------
Exchange Act of 1934

For the quarterly period ended  February 28, 1999


                                       or

        Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number    1-08262


                               DEAN FOODS COMPANY
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)



          DELAWARE                                   36-0984820
-------------------------------                    ------------------
(State or other jurisdiction of                    (I.R.S Employer
 incorporation or organization)                    Identification No.)


3600 North River Road, Franklin Park, Illinois                         60131
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code  (847) 678-1680
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

Yes   X           No
   ------       ------

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 39,417,353.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                               DEAN FOODS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                     FEBRUARY 28, 1999 AND FEBRUARY 22, 1998
                  (In Thousands, Except for Per Share Amounts)



                                                            Third Quarter Ended                       Nine Months Ended
                                                     February 28,         February 22,         February 28,        February 22,
                                                       1999                  1998                 1999                1998
                                                   ------------         ------------         ------------         -----------
                                                                                   (Unaudited)
Net sales                                          $    995,169         $    665,375         $  2,754,650         $  1,910,164
Costs of products sold                                  806,685              517,141            2,172,976            1,466,416
Delivery, selling and administrative expenses           172,397              113,944              473,235              329,152
                                                   ------------         ------------         ------------         ------------
Operating earnings                                       16,087               34,290              108,439              114,596
Interest expense                                         10,898                4,925               27,947               13,103
Interest income                                             188                  807                  733                2,085
                                                   ------------         ------------         ------------         ------------
Income from continuing operations
     before income taxes                                  5,377               30,172               81,225              103,578
Provision for income taxes                                2,097               11,660               31,678               40,233
                                                   ------------         ------------         ------------         ------------
Income from continuing operations                         3,280               18,512               49,547               63,345
                                                   ------------         ------------         ------------         ------------
Discontinued operations, net of taxes:
     Income (loss) from discontinued operations               -                6,483               (2,929)               9,772
     Gain on sale of discontinued operations                  -                    -               83,820                    -
                                                   ------------         ------------         ------------         ------------
     Total discontinued operations                            -                6,483               80,891                9,772
                                                   ------------         ------------         ------------         ------------
Net income                                         $      3,280         $     24,995         $    130,438         $     73,117
                                                   ============         ============         ============         ============

Basic income (loss) per share:
     Income from continuing operations             $        .08         $        .45         $       1.23         $       1.56
     Income (loss) from discontinued operations               -                  .16                 (.07)                 .24
     Gain on sale of discontinued operations                  -                    -                 2.10                    -
                                                   ------------         ------------         ------------         ------------
     Net income                                    $        .08         $        .61         $       3.26         $       1.80
                                                   ============         ============         ============         ============

Diluted income (loss) per share:
     Income from continuing operations             $        .08         $        .44         $       1.22         $       1.53
     Income (loss) from discontinued operations               -                  .16                 (.07)                 .23
     Gain on sale of discontinued operations                  -                    -                 2.05                    -
                                                   ------------         ------------         ------------         ------------
     Net income                                    $        .08         $        .60         $       3.20         $       1.76
                                                   ============         ============         ============         ============


Weighted average common shares:
     Basic                                               40,245               40,643               39,998              40,556
                                                   ============         ============         ============         ===========
     Diluted                                             40,737               41,697               40,733              41,491
                                                   ============         ============         ============         ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 1999 AND MAY 31, 1998
                                 (In Thousands)



                                                                           February 28,                May 31,
                                                                              1999                      1998
                                                                              ----                      ----
                                                                           (Unaudited)
                                ASSETS
CURRENT ASSETS:
    Cash and temporary cash investments                                    $     14,093             $     11,932
    Accounts and notes receivable, less allowance for
         doubtful accounts of $10,531 and $4,212, respectively                  295,146                  225,970
    Inventories                                                                 184,739                  135,405
    Other current assets                                                         73,653                   46,931
                                                                           ------------             ------------
    Total Current Assets                                                        567,631                  420,238
                                                                           ------------             ------------

PROPERTIES:
    Property, plant and equipment, at cost                                    1,177,532                  966,226
    Accumulated depreciation                                                    468,957                  415,162
                                                                           ------------             ------------
    Total Properties, net                                                       708,575                  551,064
                                                                           ------------             ------------

NET ASSETS OF DISCONTINUED OPERATIONS                                                 -                  288,037
                                                                           ------------             ------------

OTHER ASSETS:
    Intangibles, net of amortization of
       $20,125 and $11,537, respectively                                        467,727                  334,597
    Other assets                                                                  7,832                   13,253
                                                                           ------------             ------------
    Total Other Assets                                                          475,559                  347,850
                                                                           ------------             ------------

TOTAL ASSETS                                                               $  1,751,765             $  1,607,189
                                                                           ============             ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to banks                                                 $     28,200             $     12,000
    Current installments of long-term obligations                                 8,966                    9,014
    Accounts payable and accrued expenses                                       379,337                  311,303
    Dividends payable                                                             8,537                    8,079
    Federal and state income taxes payable                                       21,311                   12,518
                                                                           ------------             ------------
    Total Current Liabilities                                                   446,351                  352,914

LONG-TERM OBLIGATIONS                                                           497,589                  558,233

DEFERRED LIABILITIES                                                             84,639                   76,776

SHAREHOLDERS' EQUITY                                                            723,186                  619,266
                                                                           ------------             ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  1,751,765             $  1,607,189
                                                                           ============             ============



See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                     FEBRUARY 28, 1999 AND FEBRUARY 22, 1998
                                 (In Thousands)


                                                                                           Nine Months Ended
                                                                                 February 28,               February 22,
                                                                                    1999                       1998
                                                                                   ------                     ------
                                                                                             (Unaudited)

Net cash provided from continuing operations                                    $    20,816                $    97,138
                                                                                -----------                -----------

Cash flows from investing activities:
     Capital expenditures                                                           (96,141)                   (75,755)
     Proceeds from disposition of property, plant and equipment                         951                      1,790
     Acquisitions, net of cash acquired                                            (127,773)                  (141,280)
                                                                                -----------                -----------
     Net cash used in investing activities                                         (222,963)                  (215,245)
                                                                                -----------                -----------

Cash flows from financing activities
     Issuance of long-term obligations                                              330,000                    147,574
     Repayment of long-term obligations                                            (436,398)                    (1,480)
     Issuance (repayment) of notes payable to banks, net                             16,200                      4,004
     Unexpended industrial revenue bond proceeds                                      5,965                      4,741
     Cash dividends paid                                                            (24,831)                   (23,879)
     Issuance of common stock                                                         9,224                     11,805
     Repurchase of treasury stock                                                   (48,178)                         -
                                                                                -----------                -----------
     Net cash provided by (used in) financing activities                           (148,018)                   142,765
                                                                                -----------                -----------

Cash flow from discontinued operations:
     Net cash provided by (used by) discontinued operations                         (12,667)                     3,911
     Cash proceeds on sale of discontinued operations                               364,993                          -
                                                                                -----------                -----------
     Total discontinued operations                                                  352,326                      3,911
                                                                                -----------                -----------

Increase in cash and temporary cash investments                                       2,161                     28,569

Cash and temporary cash investments - beginning of period                            11,932                      4,386
                                                                                -----------                -----------

Cash and temporary cash investments - end of period                             $    14,093                $    32,955
                                                                                ===========                ===========



See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Dollar amounts in thousands unless otherwise noted.

1.  BASIS OF PRESENTATION
In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. The results of operations for the nine-month period ended February 28, 1999 are not necessarily indicative of the operating results for the full year.

2.  ACQUISITIONS
During the first nine months of fiscal 1999, the Company acquired the assets of Hillside Dairy in Cleveland Heights, Ohio on July 1, 1998, the assets of Barber Dairies of Birmingham, Alabama on August 11, 1998, the stock of the U.C. Milk Company in Madisonville, Kentucky on September 17, 1998 and the stock of Berkeley Farms, Inc. of Hayward, California on November 4, 1998.

        The acquisitions were all made for cash consideration except for the Berkeley Farms acquisition which was for a combination of cash and Company common stock. The total consideration for acquisitions completed during the first nine months of fiscal 1999 was $127.8 million in cash and $37.4 million in Company common stock. In addition, as discussed in Note 3, the Company acquired the assets of the aseptic foods business of Agrilink Foods, Inc. in Benton Harbor, Michigan as part of the consideration for the Company's Vegetables business.

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

         On March 8, 1999 the Company acquired the assets of Custom Foods Processor International, Inc., a dry ingredient processor located in New Hampton, Iowa, for cash consideration. Subsequent to the end of the third quarter, the Company also announced an agreement to acquire the assets of Alta Dena Certified Dairy in City of Industry, California.

3.  DISCONTINUED OPERATIONS
On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc. ("Agrilink") for $365.0 million in cash, a $30.0 million Agrilink subordinated note and Agrilink's aseptic foods business, which has been valued at $80.0 million. Cash proceeds were utilized to repay debt outstanding under the Company's revolving credit agreement. Due to the uncertainty of realizability of the $30.0 million subordinated note, the note has been valued at a nominal amount. The Company recorded an after-tax gain on the sale of the Vegetables segment of $83.8 million ($2.05 per diluted share). The gain is subject to final valuations and appraisals of assets.

         Net sales of discontinued operations were $139.8 million and $256.6 million for the nine months ended February 28, 1999 and February 22, 1998, respectively. The income tax provision (benefit) included in discontinued operations was $(1.9) million and $2.2 million for the February 28, 1999 and February 22, 1998 nine months ended periods, respectively. Income (loss) from discontinued operations includes interest expense allocations (based on the short-term interest expense incurred and changes in working capital levels) of $2.5 million and $4.7 million for the nine months ended February 28, 1999 and February 22, 1998, respectively.

4.  INVENTORIES
The following is a tabulation of inventories by class at February 28, 1999, February 22, 1998, and May 31, 1998.


                                                          February 28,          February 22,            May 31,
                                                             1999                  1998                  1998
                                                             ----                  ----                  ----
                                                                    (Unaudited)
Raw materials and supplies                                 $   48,695            $   36,568            $  45,266
Materials in process                                           17,678                20,279               12,432
Finished goods                                                128,049                92,165               87,390
                                                           ----------            ----------            ---------
                                                              194,422               149,012              145,088
Less:  Excess of current cost over stated
       value of last-in, first-out inventories                  9,683                11,292                9,683
                                                           ----------            ----------            ---------
Total inventories                                          $  184,739              $137,720            $ 135,405
                                                           ==========            ==========            =========


5.  DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the third quarters ended February 28, 1999 and February 22, 1998 was $23.7 million and $14.7 million, respectively. For the nine months ended February 28, 1999 and February 22, 1999, depreciation and amortization expense was $66.8 million and $41.7 million, respectively.


6.  BUSINESS SEGMENT INFORMATION
The following is a tabulation of the Company's business segment information for the quarters and nine months ended February 28, 1999 and February 22, 1998.


(Unaudited)
                                          Dairy           Pickles      Specialty       Corporate    Consolidated
                                          -----           -------      ---------       ---------    ------------
THIRD QUARTER ENDED
February 28, 1999
Net sales                              $  803,333        $  82,418      $109,418        $      -      $  995,169
Operating earnings(1)                  $    6,730        $   1,336      $ 15,957        $ (7,936)     $   16,087

February 22, 1998
Net sales                              $  503,840        $  75,661      $ 85,874        $      -      $  665,375
Operating earnings                     $   22,036        $   8,263      $ 13,777        $ (9,786)     $   34,290

NINE MONTHS ENDED
February 28, 1999
Net sales                              $2,196,940        $ 261,712      $ 295,998       $      -      $2,754,650
Operating earnings(1)                  $   69,296        $  21,322      $  42,569       $(24,748)     $  108,439

February 22, 1998
Net sales                              $1,417,038        $ 245,458      $ 247,668       $      -      $1,910,164
Operating earnings                     $   82,010        $  25,648      $  37,766       $(30,828)     $  114,596


(1) Pickles segment operating earnings for the fiscal 1999 third quarter and nine-month periods include a pre-tax charge for a plant closure of $7.7 million.

7.  LEGAL PROCEEDINGS
See PART II, Item 1 for a discussion of pending legal proceedings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1999 VERSUS THIRD QUARTER FISCAL 1998

RESULTS OF CONTINUING OPERATIONS
Net sales for the third quarter of fiscal 1999 increased $329.8 million, or 49.6%, to $995.2 million over the third quarter of fiscal 1998. The increase is primarily the result of acquisitions completed during the latter half of fiscal 1998 and the first nine months of fiscal 1999. Fiscal 1999 third quarter operating earnings declined from $34.3 million to $16.1 million. The third quarter fiscal 1999 earnings results include a $7.7 million pre-tax charge ($4.7 million after-tax or $.12 per share) related to a Pickles segment plant closure. Operating earnings exclusive of the plant closure charge decreased 30.5% compared to the prior year. The decrease is primarily due to lower earnings in the Dairy segment. The Pickles (before the plant closure charge) and Specialty segments each reported higher earnings results compared to the prior year's quarter. Income from continuing operations was $3.3 million, or $.08 per diluted share, compared to $18.5 million, or $.44 per diluted share, in the prior year.

BUSINESS SEGMENTS
         DAIRY - Dairy segment net sales for the third quarter of fiscal 1999 of $803.3 million were $299.5 million, or 59.4%, higher than sales of $503.8 million in the prior year. Net sales increased in the Dairy segment primarily due to acquisitions completed over the past year, but also reflect the pass-through of higher raw milk costs. Volumes in the third quarter of fiscal 1999 were flat compared to the same quarter of the prior year. Despite the sales increase, third quarter Dairy operating earnings decreased from $22.0 million in fiscal 1998 to $6.7 million in fiscal 1999. The decline in earnings is due to the combination of higher raw milk costs, adverse changes in butterfat prices and costs associated with the integration and assimilation of recent acquisitions into the Company's existing production and distribution structures. The third quarter of fiscal 1999 experienced all-time record high raw milk costs; costs dropped significantly in March and are expected to continue to decrease during the remainder of the fourth quarter.

         PICKLES - Net sales in the Pickles segment increased 8.9% to $82.4 million in fiscal 1999 from $75.7 million in fiscal 1998. Operating earnings of $1.3 million declined from earnings of $8.3 million a year ago. The fiscal 1999 third quarter results include a $7.7 million pre-tax charge related to a Michigan plant closure. Pickles segment third quarter earnings, excluding the closure charge, increased 9.7% compared to the same quarter in fiscal 1998. The sales and earnings increases are primarily attributable to the acquisition of the Schwartz Pickle Company, a refrigerated food service pickle company acquired at the end of fiscal 1998, partially offset by a decline in base branded business.

         The Michigan plant closure was announced in February 1999. In addition to the $7.7 million pre-tax charge, the Company estimates that additional costs of approximately $2 million (pre-tax) will be recorded over the next two quarters related to moving equipment from the closed Michigan facility to other existing plants.

         SPECIALTY - Specialty segment net sales of $109.4 million in for the third quarter were 27.4% higher than sales for the same period a year ago. Operating earnings for the third quarter increased 15.8% to $16.0 million. Increases are due primarily to the acquisition of the aseptic foods business acquired in conjunction with the disposition of the Company's Vegetables segment. In addition, the segment's Food Products unit, which produces non-dairy coffee creamers, has increased both sales and earnings over the prior year as it continues to benefit from improved efficiencies from a fiscal 1998 facility expansion.

CORPORATE
Corporate expenses decreased $1.9 million in the third quarter of fiscal 1999 versus the same period of the prior year primarily due to lower incentive and stock-related compensation plan expenses.

INTEREST EXPENSE
Third quarter interest expense of $10.9 million was $6.0 million higher than the same period of the prior year. The Company incurred additional expense due to higher borrowings under the revolving credit agreement, which was utilized to fund acquisitions and working capital requirements.

INCOME TAXES
The effective tax rate for the third quarter of fiscal 1999 was 39.0% compared to a rate of 38.6% for the third quarter of fiscal 1998.

NINE MONTHS ENDED FISCAL 1999 VERSUS NINE MONTHS ENDED FISCAL 1998

RESULTS OF CONTINUING OPERATIONS
Net sales for the nine months ended fiscal 1999 were $2.8 billion versus net sales of $1.9 billion in the prior year. Net sales increased in all business segments, with the majority of the increase due to acquisitions. Operating earnings decreased to $108.4 million in fiscal 1999 from $114.6 million in fiscal 1998. Fiscal 1999 operating earnings include a $7.7 million pre-tax plant closure charge. Income from continuing operations for the nine months ended fiscal 1999 was $49.5 million, or $1.22 per diluted share, versus $63.3 million, or $1.53 per diluted share, in fiscal 1998.

BUSINESS SEGMENTS
         DAIRY - Net sales in the Dairy segment of $2.2 billion were $779.9 million, or 55.0%, higher than sales of $1.4 billion in the prior year. The majority of the sales increase was related to fiscal 1999 and 1998 acquisitions. Also contributing to the increase was improvement in base (i.e. non-acquisition) fluid volume during the first and second quarters of fiscal 1999. Third quarter fluid volume experienced a significant slowdown from the pace of the earlier quarters and was flat compared to the prior year. The slowdown in the third quarter was due to higher raw milk costs and the resultant higher retail prices which led to lower consumption. Operating earnings declined $12.7 million versus the prior year. First quarter earnings were relatively flat compared to the prior year as rising butterfat costs which benefited the fluid milk business were offset by negative impacts in the ice cream and extend shelf life operations. Second quarter operating efficiency improvements were partially offset by commodity volatility and acquisition integration costs. Record high raw milk costs, butterfat volatility and continued integration costs resulted in lower third quarter earnings.

         PICKLES - Pickles segment net sales of $261.7 million were $16.3 million, or 6.6%, higher than fiscal 1998. Fiscal 1999 operating earnings of $21.3 million include a pre-tax charge of $7.7 million related to the Michigan plant closure. Fiscal 1999 operating earnings, excluding the plant closure charge, were $29.1 million versus $25.6 million in fiscal 1998, a $3.4 million increase. The majority of the sales and earnings increases were the result of the Schwartz Pickle Company acquisition completed in May 1998, which offset slight volume decreases in the segment's base branded business.

         SPECIALTY - Fiscal 1999 net sales increased 19.5% to $296.0 million in the Specialty segment. Operating earnings of $42.6 million increased in fiscal 1999 by 12.7%, or $4.8 million, compared to the prior year. The sales and earnings increases are primarily due to the aseptic foods business acquired in conjunction with the Vegetables segment disposition and improved performance in the powdered products business following a fiscal 1998 facility expansion.

CORPORATE
Corporate expenses decreased $6.1 million, or 19.7%, for the nine months of fiscal 1999 compared to the same period of the prior year, primarily due to lower compensation expense related to incentive and stock-based compensation plans.

INTEREST EXPENSE
Interest expense for the nine months of fiscal 1999 increased $14.8 million over the same period in the prior fiscal year. The increase is the result of higher average borrowings outstanding during fiscal 1999.

INCOME TAXES
The effective income tax rate for the first nine months of fiscal 1999 was 39.0% compared to a rate of 38.8% for the same period in fiscal 1998.

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

         The loss from discontinued operations, net of taxes, for the nine months ended fiscal 1999 was $2.9 million versus income from discontinued operations, net of taxes, of $9.8 million in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
As of February 28, 1999 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. The Company's use of the cash proceeds received from the Vegetables segment disposition and the financing of acquisition activity is discussed below. Cash and temporary cash investments were $14.1 million at February 28, 1999.

         Working capital at February 28, 1999 was $121.3 million compared to $67.3 million at May 31, 1998, and inventories at February 28, 1999 were $184.7 million, an increase of $49.3 million over the May 31, 1998 balance. The increase in working capital, including inventories, is primarily the result of Dairy and Specialty acquisitions completed during fiscal 1999. Inventories at February 28, 1999 were $47.0 million higher than inventories at February 22, 1998, due to additional inventory associated with acquisitions completed during fiscal 1999 and the fourth quarter of fiscal 1998.

         Seasonal working capital requirements were funded using the Company's Revolving Credit Agreement and bilateral lines of credit. On February 28, 1999 there were $28.2 million of short-term borrowings outstanding compared to $12.0 million at May 31, 1999.

         On March 18, 1999, the Company initiated funding under a new $500 million commercial paper program. This program will be utilized to fund working capital requirements, to facilitate acquisitions and to replace borrowings under the Company's revolving credit agreement.

         CASH FLOW - The net change in cash for the nine months ended fiscal 1999 was an increase of $2.2 million. Net cash provided from continuing operations was $20.8 million for the nine months ended February 28, 1999 versus $97.1 million in fiscal 1998. The decrease is due to the increased financing of working capital in fiscal 1999, as discussed previously, and lower earnings from continuing operations.

         Net cash used in investing activities was $223.0 million for the first nine months of fiscal 1999 compared to $215.2 million for the same period in fiscal 1998. Fiscal 1999 investing activities include $127.8 million of cash paid for acquisitions versus $141.3 million paid during the first nine months of fiscal 1998. Capital expenditures for the nine months of fiscal 1999 were $96.1 million versus $75.8 million for the same period of the prior year. The $20.3 million increase reflects the Company's commitment to focus on investing in innovative product growth, including the continued rollout of the Dairy segment's small bottle initiative.

         Net cash used in financing activities was $148.0 million for the nine months of fiscal 1999 versus net cash provided of $142.8 million for the same period of fiscal 1998. Cash proceeds from the sale of discontinued operations which were used to repay debt outstanding under the Company's Revolving Credit Agreement account for the majority of this change. Fiscal 1999 financing activities also include additional long-term borrowings under the Company's Revolving Credit Agreement used to fund current fiscal year acquisitions. During the first nine months of fiscal 1999, the Company repurchased 1.2 million shares of Company common stock totaling $48.2 million.

         Discontinued operations for the nine months of fiscal 1999 generated net cash of $352.3 million, which included cash proceeds on the sale of the Vegetables segment of $365.0 million.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11   Basic and Diluted Income per Share

               12   Computation of Ratio of Earnings to Fixed Charges

               27   Financial Data Schedules

                    .1   Nine Months Ended February 28, 1999
                    .2   Nine Months Ended February 22, 1998 (Restated)

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K, dated January 15,1999, with regards to the Company's press release dated January 11, 1999, "Dean Foods Appoints Eric Blanchard President of Dairy Business."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DEAN FOODS COMPANY
                                                    ------------------
                                                      (Registrant)



DATE:      April 13, 1999                           William R. McManaman
           --------------                           ----------------------------
                                                    WILLIAM R. McMANAMAN
                                                    Vice President, Finance and
                                                    Chief Financial Officer


DATE:      April 13, 1999                           William M. Luegers, Jr.
           --------------                           ----------------------------
                                                    WILLIAM M. LUEGERS, JR.
                                                    Controller