Form 10-K405
period 1999-05-30
DEAN FOODS CO
filed 1999-08-30
CIK 27500

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED MAY 30, 1999

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The number of shares of Common Stock, Par Value $1 per Share, of the Registrant outstanding as of August 6, 1999 was 39,311,791. The aggregate market value of such outstanding shares on August 6, 1999 was $1.70 billion, based upon the closing price for the Common Stock on the New York Stock Exchange on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated herein by reference in the respective Parts hereof indicated:

1. Registrant's Annual Report to Shareholders for Fiscal Year Ended May 30, 1999 (referred to herein as the "Company's Fiscal 1999 Annual Report"): Part I and
   Part II

2. Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on September 28, 1999 (referred to herein as the "Company's 1999 Proxy Statement"): Part III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Dean Foods Company and its subsidiaries ("the Company") is engaged in the processing, distribution and sales of dairy, pickle and specialty products. The predecessor to Dean Foods Company was incorporated in Illinois in 1925.

     The Company's principal products are Dairy (fluid milk and cultured products, ice cream and extended shelf life products), Pickles (pickles, relishes and specialty items) and Specialty (powdered products, refrigerated salad dressings, dips, sauces and puddings). A significant portion of the Company's products is sold under private labels. The Company also operates a trucking business hauling less-than-truckload freight, concentrating primarily on refrigerated and frozen cartage, the results of which are reported in the Specialty segment.

STRATEGIC DIRECTION

     The Company's primary objective is the maximization of shareholders value through long-term stock appreciation and dividend growth. The Company's strategy remains focused on profitable top-line growth, primarily through acquisitions and new product introductions and continuous margin improvements through cost compression initiatives. The Company continues to refine and execute its previously announced long-term strategic plan, the underlying goal of which is to improve profitability and enhance shareholder value.

     On July 27, 1998, as part of the Company's on-going strategic review, the Company announced the divestiture of the its Vegetables segment to Agrilink Foods, Inc. ("Agrilink"). On September 23, 1998, the transaction closed for cash consideration of $378.2 million, a $30.0 million Agrilink subordinated note and Agrilink's aseptic foods business, which has been valued at $80.2 million. Vegetables segment results of operations are presented as discontinued operations in the financial statements and other financial information presented in this Annual Report on Form 10-K.

BUSINESS ACQUISITIONS

     Acquisitions have been and continue to be an important factor in the Company's strategy and continued growth. The Company's acquisition strategy is to focus on food companies having a well-established reputation for quality products and services that meet selected financial criteria, including return on invested capital and market value added. The Company continues to take advantage of industry consolidation trends, specifically within the dairy segment, and to focus on companies that can provide significant operating efficiencies. The Company has completed 26 acquisitions in the last five years. These companies, businesses and assets were acquired for cash, installment notes or a combination thereof, except for the fiscal 1999 acquisitions of U.C. Milk Company and Berkeley Farms, which were stock purchases. The listing below summarizes the acquisitions completed by fiscal year:

FISCAL YEAR 1999
  Alta Dena Certified Dairy, a dairy
     processor...........................   City of Industry, California
  Berkeley Farms, a dairy processor......   Hayward, California
  U.C. Milk Company, a dairy processor...   Madisonville, Kentucky
  Barber Dairy, a dairy processor........   Birmingham, Alabama
  Hillside Dairy, a dairy processor......   Cleveland Heights, Ohio
  R.G. Clark, a dairy distributor........   Paducah, Kentucky
  Modern Dairy, a dairy distributor......   Ashland, Kentucky

  Ice Cream Products, an ice cream
     distributor.........................   Columbia, South Carolina
  Custom Food Processors International, a
     dry ingredients processor...........   New Hampton, Iowa
FISCAL YEAR 1998
  Purity Dairies, a dairy processor......   Nashville, Tennessee
  Coburg Dairy, a dairy processor........   Charleston, South Carolina
  Dairy business of American Stores         Buena Park, Escondido, San Leandro and
     Company (Lucky Stores)..............   Sacramento, California
  Wengert's Dairy, a dairy processor.....   Lebanon, Pennsylvania
  Sani-Dairy Division of Penn Traffic
     Company, a dairy processor..........   Johnstown, Pennsylvania
  Maplehurst Dairy, a dairy processor....   Indianapolis, Indiana
  H. Meyer Dairy Company, a dairy
     processor...........................   Cincinnati, Ohio
  Milk Products LLC, a dairy processor...   Albuquerque, New Mexico and El Paso,
                                            Texas
  Schwartz Pickle Company, a refrigerated
     pickles processor...................   Chicago, Illinois
  Marie's Salad Dressing, a processor of
     salad dressings and vegetable
     dips................................   Thornton, Illinois
FISCAL YEAR 1997
  Tri-State Dairy, Inc., a dairy
     processor...........................   Miami, Florida
  Meadows Distribution Co., Inc., an ice
     cream and frozen foods
     distributor.........................   Batavia, Illinois
FISCAL YEAR 1996
  Norcal Crossetti Foods, Inc., a frozen
     vegetable and fruit processor.......   Watsonville, California
  Paramount Foods, Inc., a pickle
     processor...........................   Louisville, Kentucky
  Rod's Food Products, a specialty foods
     processor of aerosol toppings and
     extended shelf life products........   City of Industry, California
FISCAL YEAR 1995
  Gold Star Dairy, a dairy processor.....   Clovis, New Mexico
  Rio Grande Foods, Inc., a frozen
     vegetable processor.................   McAllen, Texas

     Subsequent to end of fiscal 1999, the Company completed the acquisitions of Steinfeld's Products Company, a pickle processor located in Portland, Oregon, and Dairy Express, Inc., a dairy distributor located in the Philadelphia area, for cash consideration.

BUSINESS SEGMENTS

     Information regarding the Company's Dairy, Pickles and Specialty business segments for the last three fiscal years is set forth in the Company's Fiscal 1999 Annual Report (Exhibit 13a hereto) at page 35 in Note 15 to the consolidated financial statements. Such information, excluding the first sentence of such note, is hereby incorporated herein by reference.

Dairy Segment

Fluid Milk and Cultured Products

     The Company processes raw milk and other raw materials into fluid milk and cultured products. The Company believes that it is one of the two largest fluid milk processors in the United States. Although industry data is not available, the Company estimates that it has a 12% market share in domestic fluid milk. Included in the fluid products category is homogenized, low-fat and skim milk plus buttermilk, chocolate milk and juice products. Cultured dairy products include cottage cheese, yogurt and sour cream. The Company also produces and distributes organic dairy products, which include a wide variety of homogenized and pasteurized milk and cultured products.

     Fluid milk and fresh cultured products are sold to grocery store chains, convenience stores, smaller retail grocery outlets, warehouse club stores, grocery warehouses and institutional customers in the Midwest and Midsouth, in parts of the Southeastern, Southwestern and Rocky Mountain states, parts of Pennsylvania and New York, California and Mexico.

     In addition to the strong Dean's brand in the Midwest and Midsouth, fluid milk and cultured dairy products are sold in various areas under well-established labels such as Alta Dena, Barber's, Berkeley Farms, Coburg, Cream o'Weber, Creamland, Gandy's, Maplehurst, Mayfield, McArthur, Meadow Brook, Price's, Purity, Reiter, T.G. Lee, Verifine and Wengert's. A substantial portion of the Company's fluid milk and cultured products volume is sold under private labels.

     The fluid milk and cultured products business is extremely competitive and productivity is therefore very important. The Company continues to reinvest a substantial portion of its total capital budget in its dairy plants and distribution systems to maintain and improve efficiencies. Fiscal 1999 and 1998 major capital expenditures included the new and continued installation of small plastic bottle (Milk Chugs) filling lines at plants located in Alabama, California, Illinois, Pennsylvania and Utah. Fiscal 1999 expenditures also included costs associated with new wrap-around labeling equipment at its Florida dairy plants, cooler expansion at its Sharpsville, Pennsylvania facility, as well as costs associated with production consolidation at its Southwest facilities. Fiscal 1998 expenditures also included costs associated with the completion of the new fluid milk plant in Braselton, Georgia, which began production during the second quarter. Major capital expenditures in fiscal 1997 included the initial construction of the new Braselton, Georgia, fluid milk processing plant, expansion of the filler room at the Sharpsville, Pennsylvania facility and new labeling equipment at the Athens, Tennessee plant. Capital expenditures during fiscal 1996 included installation of a small plastic bottle filling line at its Athens, Tennessee dairy plant, the expansion of the Erie, Pennsylvania milk cooler and additional processing capacity at the Company's Rochester, Indiana and Huntley, Illinois milk plants. Major capital projects during fiscal 1995 included additional processing equipment and costs related to plant consolidation of the Lubbock and San Angelo, Texas dairy processing plants, a cooler expansion at the Rochester, Indiana dairy plant, a waste water treatment system at the Belleville, Pennsylvania dairy plant and computer equipment at the Florida dairy operations.

     Sales of fluid milk and cultured products to unaffiliated customers for the fiscal years 1999, 1998 and 1997 were $2,351 million, $1,574 million and $1,386 million, respectively.

Ice Cream and Frozen Desserts

     The Company produces packaged and bulk ice cream products which are sold through supermarkets, convenience stores, smaller retail grocery outlets, restaurants and other foodservice users. The product line includes ice cream (regular, low-fat and non-fat), fruit sherbets, frozen yogurts, and novelties made with ice cream, sherbet and ices. These products are sold under a variety of regional brands and numerous private labels in the Midwest, Mid-South, Southeast, Southwest, California, parts of the Rocky Mountain states, Pennsylvania, New York, California and Mexico. Such brands include Dean's, Dean's Country Charm, Alta Dena, Bud's of San Francisco, Barber's, Berkeley Farms, Creamland, Cream o'Weber, Gandy's, Price's, Purity, Fitzgerald, Fieldcrest, Mayfield, Reiter and Verifine. Sales of ice cream and frozen dessert products are substantially greater during the summer months than during the rest of the year. Additionally, the Company produces and supplies Baskin-Robbins ice cream products in the Midwest and Southwest.

     Fiscal 1999 and 1998 capital expenditures included the purchase and installation of frozen novelties vending machines in the Midsouth. Capital expenditures during fiscal 1999 also included freezer expansion at its Birmingham, Alabama facility and the purchase of freezer equipment at the Company's Athens, Tennessee facility. Fiscal 1998 capital expenditures also included the expansion of an ice cream storage facility. Capital expenditures during fiscal 1997 and fiscal 1996 included additional processing equipment at the Company's Belvidere, Illinois and Athens, Tennessee ice cream plants. During fiscal 1995 capital expenditures included plant expansion and replacement of refrigeration equipment at the Belvidere, Illinois ice cream plant.

     Sales to unaffiliated customers for the fiscal years 1999, 1998 and 1997 were $467 million, $332 million and $261 million, respectively.

Extended Shelf Life

     The Company processes extended shelf life fluid, aerosol and other dairy products. Extended shelf life products include whipping creams, half-and-half dairy creamers, aerosol whipped creams and non-dairy toppings, coffee creamers, flavored milks and lactose-reduced milks.

     Extended shelf life products are distributed nationwide under Dean brands such as Dairy Pure, Dean Ultra and Easy 2%, as well as well-known licensed national brands and private labels. In fiscal 1997 the Company consolidated Ryan Milk Company and Longlife Dairy Products into Ryan Foods Company.

     The extended shelf life products business is extremely competitive and productivity is therefore very important. The Company continues to reinvest in its extended shelf life plants and distribution systems to maintain and improve efficiencies. Fiscal 1999 capital expenditures included a small bottle production line and costs associated with a new cooler. Capital expenditures in fiscal 1998 included investment in a new high-temperature processor and cooler expansion at its Murray, Kentucky plant. In fiscal 1997, the Company divested its Ready Foods plant in Philadelphia, Pennsylvania and consolidated production into the Murray, Kentucky facility, where the Company invested in a new aerosol filling line. During fiscal 1996, capital expenditures included the installation of new racking and inventory systems and cooler expansion at its Murray, Kentucky plant.

     Sales of extended shelf life products to unaffiliated customers for fiscal 1999, 1998 and 1997 were $167 million, $147 million and $141 million, respectively.

Pickles Segment

Pickles, Relishes and Specialty Items

     The Company is one of the largest pickle processors and marketers in the United States with sales nationwide. Pickles, relishes, pickled peppers and other assorted specialty items are sold under several brand names, including Arnold's, Atkins, Aunt Jane's, Cates, Dailey, Heifetz, Paramount, Peter Piper, Rainbo, Roddenbery, Schwartz's and Steinfeld's. Branded and private label products are marketed and distributed to retail grocery store chains, wholesalers and the foodservice industry and in bulk to other food processors.

     During fiscal 1999, the Company closed its Croswell, Michigan plant and consolidated production into existing facilities and continued to modernize its remaining manufacturing facilities. Fiscal 1999 capital expenditures include costs to further automate pickle production at the Faison, North Carolina facility. Capital expenditures in fiscal 1998 included the investment in non-fermenting processing equipment, a new water treatment system and banana pepper handling equipment. During fiscal 1997 the Company closed its Eaton Rapids, Michigan plant and consolidated production, similar to the Croswell, Michigan closure. During fiscal 1996 capital improvements were made to upgrade and modernize the Company's manufacturing facilities and reduce transportation costs. Major capital expenditure projects during fiscal 1995 included the installation of processing equipment at the Company's Cairo, Georgia plant

     The processing of pickle products is seasonal, dependent to a large extent upon the growing season of cucumbers in the summer months. Inventories are therefore higher in the fall and winter months than in the spring and early summer.

     The Company markets a number of specialty sauces, including shrimp, seafood, tartar, horseradish, chili and sweet and sour sauces, in the Eastern, Midwestern and Southern United States to retail grocers. Products are sold under the Bennett's and Hoffman House brand names.

     Sales to unaffiliated customers for the fiscal years 1999, 1998 and 1997 were $364 million, $349 million and $371 million, respectively.

Specialty Segment

Powdered Products

     Non-dairy coffee creamers have been the Company's principal powdered products. However, as a result of the fiscal 1999 acquisition of a New Hampton, Iowa manufacturing facility, the Company's capabilities have been extended into shortening powders and other high fat formulas used in baking, beverage mixes, gravies and sauces. Core business remains premium and low-fat powdered products sold primarily under private labels to vending operators, office beverage service companies and institutional foodservice distributors with national distribution to restaurants, schools, health care institutions, hotels and vending and fast-food operations. Non-dairy creamers are also sold for private label distribution to all classes of the retail trade and sold in bulk to a number of other food companies for use as an ingredient in their food products. Powdered products are also sold to international customers in Australia, Canada, the Far East, Mexico, South America, Europe, Africa and the Middle East. The Company believes that it is the largest manufacturer of powdered non-dairy coffee creamers in the United States. The Company's non-dairy coffee creamers are an economical and convenient substitute for milk and cream. These products require no refrigeration and have long shelf lives.

     As the Company continues to grow its non-dairy creamer business, during fiscal 1999 the Company entered into the nutritionally-based products market. The nutritional beverage operations were acquired in conjunction with the Vegetables segment disposition, which was sold to Agrilink Foods, Inc. on September 23, 1998. In entering the nutritional beverage the Company will leverage its private label expertise and launch beverages in the meal supplement, weight loss and sports categories.

     The Company, through an affiliate, provides stabilizers and other dry ingredients to the United Kingdom, Continental Europe and other foreign markets.

     There were no major capital expenditures during fiscal 1999. Fiscal 1998 and fiscal 1997 capital expenditures included the construction of a new dryer in Wayland, Michigan, which began operation during the third quarter of fiscal 1998. Capital expenditures during fiscal 1996 included the construction of a new production facility in the United Kingdom. There were no major capital expenditures during fiscal years 1995.

     Sales to unaffiliated customers for the fiscal years 1999, 1998 and 1997 were $176 million, $161 million and $153 million, respectively.

Salad Dressings, Dips, Sauces and Puddings

     The Company's aseptic products primarily include ready-to-serve natural cheese sauces, puddings and other specialty sauces which are sterilized under a process which allows storage for prolonged periods without refrigeration. Aseptic products are sold nationwide, primarily under private labels to distributors that supply restaurants, schools, hotels and other segments of the foodservice industry. In conjunction with the disposition of its Vegetables segment, the Company also acquired an aseptic foods business from Agrilink. The Agrilink acquisition both complements and supplements the Company's established aseptic operation.

     The Company manufactures vegetable-fat-based snack dips, low-fat sour cream and sour cream replacements at its Rockford, Illinois facility. These products are sold nationally, but primarily east of the Rockies, under the Dean's, King and private label brands in supermarkets and other retail outlets through direct warehouse delivery. Dean's brand vegetable-fat-based dips, available in regular, low-fat and non-fat varieties, have the leading market position nationwide. At the beginning of fiscal 1998, the Company completed the acquisition of the Marie's business. The Marie's product line includes refrigerated salad dressings, vegetable dips, salsas and fruit glazes, which are marketed in the produce section of supermarkets. Dean's dips and Marie's refrigerated salad dressings are the leading brand names in their respective categories. Marie's dips are the second leading produce dip. During fiscal 1996 the Company acquired Rod's Food Products which brought a significant West Coast presence to several of Dean's product lines. Rod's supplies a large and growing Western United States customer base with retail snack dips and other oil-based products, as well as flavored salad dressings for the foodservice trade. Retail products are sold under the Rod's, Imo and Chivo brand names and a number of private labels.

     Capital expenditure during fiscal 1999 included a small-pouch filler line at the Company's subsidiary in Dixon, Illinois. Fiscal 1998 capital expenditures included receiving room upgrades at the Company's City of Industry, California facility. There were no major capital expenditures during fiscal years 1997 and 1996. Major capital expenditures in fiscal 1995 included a multi-phase project to significantly upgrade the Dixon, Illinois facility with the completion of a new batch make-up room.

     Sales to unaffiliated customers for the fiscal years 1999, 1998 and 1997 were $199 million, $147 million and $122 million, respectively.

DFC Transportation

     DFC Transportation Company, a transportation and logistics subsidiary of the Company, operates nationwide with a fleet of approximately 130 tractors and 265 trailers, providing less-than-truckload refrigerated and frozen cartage service. Its customers include food and industrial companies. A significant portion of its revenues is derived from the brokerage of various types of freight.

     Revenues from unaffiliated customers were $32 million in fiscal year 1999 and $27 million in each of the fiscal years ended 1998 and 1997. Revenues relating to hauling products for other divisions and subsidiaries of the Company have been eliminated.

RAW MATERIALS AND SUPPLIES

     The Company's business is dependent upon obtaining adequate supplies of raw and processed agricultural products. Historically, the Company has been able to obtain adequate supplies of agricultural products.

     Raw milk and other agricultural products are generally purchased directly from farmers and farm cooperatives. The Company generally does not have long-term purchase contracts for agricultural products. The price of raw milk is extensively regulated. Early fiscal 1999 raw milk costs were higher in comparison to the same period of the prior year and continued to increase to record high levels by the end of the third quarter and beginning of the fourth quarter. Costs fell sharply during the last two months of the fourth quarter of fiscal 1999 to a level below fiscal 1998 year-end costs. Raw milk costs during the first half of fiscal 1998 were significantly lower in comparison to the same period in fiscal 1997; raw milk costs rose during the last half of fiscal 1998 to a level above the same period in the prior year. Raw milk costs peaked at then record levels in the second quarter of fiscal 1997, then declined sharply during the third quarter and rose during the last quarter of fiscal 1997. Early indications are that raw milk costs will rise significantly during the second quarter of fiscal 2000; however, average raw milk costs in fiscal 2000 are expected to be comparable to or below fiscal 1999 costs.

     The Company produces most of its plastic gallon and half-gallon container requirements for its fluid milk business. Glass containers for pickles and related products are purchased from one main supplier.

     Certain commodities, such as corn syrups, vegetable oils, sugar and casein, and various packaging supplies are purchased from numerous sources on a normal purchase order basis, with cucumbers purchased under seasonal grower contracts. The Company is confident that any lost supplier requirements could be replaced in the ordinary course of business.

     In its Pickles operations, the Company supplies seed to and advises growers regarding planting techniques, monitors and arranges for the control of insects, directs the harvest, and, for some crops, provides automated harvesting service.

     Favorable volume from Midwest crops helped offset higher cost crops from Mexico and the South during fiscal 1999. As a result fiscal 1999 cucumber costs approximated fiscal 1998 costs. Although Southeast crops were late and short of expectations due to adverse growing conditions, fiscal 1998 cucumber costs approximated fiscal 1997 costs. Fiscal 1997 cucumber costs approximated fiscal 1996 costs. Due to drought conditions in some regions of the United States, fiscal 2000 cucumber costs are expected to be slightly higher than fiscal 1999 costs.

DISTRIBUTION

     Dairy products are principally delivered to grocery chain stores or warehouses directly from the Company's processing plants by the Company, in trucks that it owns or leases, and by independent distributors. In certain states, products are also delivered to the Company's distribution branches from which distribution is then made to customers. The Company has continued its efforts to streamline its distribution system for Dairy products. Major economies have been effected in recent years through consolidation of distribution branches and routes, with emphasis on direct truck delivery to retail stores and warehouses of grocery chains. The Company's Pickles and Specialty products are delivered to warehouses and food distributors by the Company's fleet of trucks and outside freight carriers.

COMPETITION

     The Company's business is highly price competitive with relatively low operating margins. Quality and customer service are important factors in securing and maintaining business. An important aspect of the Company's service to customers is computer ordering, shipping and billing systems. Referred to in the food industry as "Efficient Consumer Response", the Company has over the last several years made a substantial commitment to these areas. The Company's Dairy business operates in a number of different geographical markets, competing in some against national companies and in others against regional or local companies. In certain markets, some supermarket chain stores have their own dairy products processing plants. Generally, in each major market and product class there are a number of competitors, some of which have greater sales and assets than the Company's operations in that market. The Company's Pickles and Specialty products are marketed nationwide and, in some cases, internationally. The degree of penetration and competitive conditions in each market varies, but the Company does not consider that it has any material competitive advantage in any of its major markets or product classes.

EMPLOYEES

     The Company employs approximately 13,600 employees (12,300 full-time). Approximately 5,600 employees are represented by the International Brotherhood of Teamsters and other unions under sixty-three collective bargaining agreements. Eight of these agreements expire during fiscal 2000. Generally, the Company considers its employee relations to be good.

     The Company has approximately 1,100 seasonal positions at its pickle processing plants, principally during the summer months. At times, the Company has experienced difficulties in meeting seasonal employee needs. A number of strategies have been employed to retain seasonal employees including incentive programs and employee sharing programs.

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

ITEM 2. PROPERTIES.

     The Company owns sixty of its processing plants (three of which are subject to mortgage) and leases the other four under leases expiring from fiscal 2000 through fiscal 2007. The Company has various distribution branches and storage warehouses located throughout the country, some of which are owned and some leased. The Company considers its properties suitable and adequate for the conduct of its business. Production facilities are principally operated at or near capacity levels, but generally on the basis of fewer than three shifts per day.

     Further information relating to the Company's leases is contained in the
Note 10 to consolidated financial statements appearing in the Company's Fiscal 1999 Annual Report (Exhibit 13a hereto) on page 32. Such information is hereby incorporated by reference.

     The locations of the Company's processing facilities, by product category within business segment, are set forth below:

                                      DAIRY
Fluid Milk and Cultured Products
  Birmingham, Alabama                             Evart, Michigan
  Mobile, Alabama                                 Albuquerque, New Mexico
  Buena Park, California                          Barberton, Ohio
  City of Industry, California                    Cincinnati, Ohio
  Escondido, California                           Cleveland Heights, Ohio
  Hayward, California                             Springfield, Ohio
  San Leandro, California                         Belleville, Pennsylvania
  Sacramento, California                          Erie, Pennsylvania
  Miami, Florida                                  Lebanon, Pennsylvania
  Orange City, Florida                            Sharpsville, Pennsylvania
  Orlando, Florida                                North Charleston, South
                                                    Carolina
  Braselton, Georgia                              Athens, Tennessee
  Chemung, Illinois                               Nashville, Tennessee
  Huntley, Illinois                               El Paso, Texas
  Rockford, Illinois                              Lubbock, Texas
  Rochester, Indiana                              Salt Lake City, Utah
  Louisville, Kentucky                            Sheyboygan, Wisconsin
  Madisonville, Kentucky
Ice Cream and Frozen Desserts
  Birmingham, Alabama                             Albuquerque, New Mexico
  Buena Park, California                          Athens, Tennessee
  City of Industry, California                    Nashville, Tennessee
  Belvidere, Illinois                             Barberton, Ohio
Extended Shelf Life
  Jacksonville, Florida                           Murray, Kentucky

                                     PICKLES
Pickles, Relishes and Specialty Items
  Atkins, Arkansas                                Plymouth, Indiana
  LaJunta, Colorado                               Faison, North Carolina
  Sanford, Florida                                Portland, Oregon
  Cairo, Georgia                                  Green Bay, Wisconsin
  Chicago, Illinois

                                    SPECIALTY
Powdered Products
  Pecatonica, Illinois                            Wayland, Michigan
  Rockford, Illinois                              Abingdon, Oxon, United Kingdom
  New Hampton, Iowa
Salad Dressings, Dips, Sauces and Puddings
  City of Industry, California                    Thornton, Illinois
  Dixon, Illinois                                 Benton Harbor, Michigan
  Rockford, Illinois

     Distribution branches for the Dairy segment are located in Alabama, California, Florida, Georgia, Illinois, Indiana, Kentucky, Nevada, New Mexico, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and West Virginia.

     Distribution warehouses for the Pickles and Specialty segments are maintained adjacent to many processing plants. The Company maintains powdered product warehouses utilized throughout the United States.

ITEM 3. LEGAL PROCEEDINGS.

     Information on legal proceedings is contained in the Company's Fiscal 1999 Annual Report (Exhibit 13a hereto) on page 34 in Note 14 to the consolidated financial statements. Such information is hereby incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 30, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's executive officers is set forth in Item 10 of Part III of this Report.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol DF. The range of Common Stock sales prices for each of the quarters during the past two fiscal years (as reported by the New York Stock Exchange) and the frequency and amount of Common Stock dividends declared the past two fiscal years are set forth under the caption "Quarterly Financial Data" at page 36 of the Company's Fiscal 1999 Annual Report (Exhibit 13a hereto) in the rows captioned "Stock Price Range" and "Dividend Rate". Such rows and the column and row captions related thereto are hereby incorporated herein by reference.

     The approximate number of holders of record of the Company's Common Stock on August 6, 1999 was 8,622.

     Restrictions on the Company's ability to pay dividends on its Common Stock are described in the seventh paragraph of Note 5 to the consolidated financial statements at page 30 of the Company's Fiscal 1999 Annual Report (Exhibit 13a hereto), which paragraph is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data for each of the Company's last five fiscal years is set forth at page 37 of the Company's Fiscal 1999 Annual Report (Exhibit 13a hereto) under the caption "Summary of Operations". Such selected financial data is hereby incorporated herein by reference.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A discussion of the Company's financial condition, cash flows and results of operations, including information with respect to liquidity and capital resources, is set forth at pages 17 through 21 of the Company's Fiscal 1999 Annual Report (Exhibit 13a hereto) under the caption "Financial Review", which discussion is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information set forth at page 21 of the Company's Fiscal 1999 Annual report (Exhibit 13a hereto) under the caption "Quantitative and Qualitative Disclosures about Market Risk" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheets as of May 30, 1999 and May 31, 1998 and related consolidated statements of income, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended May 30, 1999, and the notes thereto, together with the report thereon of independent accountants, are set forth on pages 22 through 38 of the Company's Fiscal 1999 Annual Report (Exhibit 13a hereto). Such financial statements, notes thereto and the report thereon of independent accountants are hereby incorporated herein by reference.

     Financial data for each quarter within the two most recent fiscal years is set forth under the caption "Quarterly Financial Data" at page 36 of the Company's Fiscal 1999 Annual Report (Exhibit 13a hereto) in the rows captioned "Net Sales", "Gross Profit", "Income from Continuing Operations", "Net Income" and "Per Common Share Data: Basic Income (Loss) Per Share and Diluted Income
(Loss) Per Share". Such rows and row captions related thereto are hereby incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's directors (including nominees for election at the Company's Annual Meeting of Stockholders to be held September 28, 1999) is set forth at pages 2 through 7 of the Company's 1999 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS". Such information is hereby incorporated herein by reference.

     Information supplied by the Company's executive officers who are not also directors of the Company concerning their ages, business experiences, and periods of service as executive officers is as follows:

                                                                             SERVED IN
                                                                           SUCH POSITION
                                     POSITION WITH THE COMPANY       AGE       SINCE
                                     -------------------------       ---   -------------
Eric A. Blanchard...............  Vice President and President,      43        1999
                                  Dairy Division
Jenny L. Carpenter..............  Group Vice President, Specialty    53        1995
                                  Business Unit
Gary A. Corbett.................  Vice President, Governmental and   51        1993
                                  Dairy Industry Relations
Daniel M. Dressel...............  Vice President, Human Resources    56        1999
Neil J. Finerty.................  Vice President, Industrial         54        1997
                                  Relations
Gary D. Flickinger..............  Vice President, Manufacturing      57        1993
                                  and Engineering
Daniel E. Green.................  Vice President, Special Projects   54        1999
                                  and Acquisition Integration
James R. Greisinger.............  Group Vice President and           58        1992
                                  President, Dean Pickle and
                                  Specialty Products Company
Cameron C. Hitchcock............  Treasurer                          37        1997
Alan W. Hooper..................  Vice President, Special            50        1997
                                  Operation Projects
Dale E. Kleber..................  Vice President, Secretary and      43        1999
                                  General Counsel
William M. Luegers, Jr. ........  Corporate Controller               45        1997
William R. McManaman............  Vice President, Finance and        52        1996
                                  Chief Financial Officer
George A. Muck..................  Vice President, Research and       61        1970
                                  Development
Kevin M. Nemetz.................  Group Vice President, Specialty    43        1999
                                  Business Unit
Luis P. Nieto...................  Vice President, Business           44        1999
                                  Strategy
Douglas A. Parr.................  Vice President, Dairy Sales and    57        1993
                                  Marketing
Dennis J. Purcell...............  Group Vice President and           56        1993
                                  President, Specialty Business
                                  Unit
Gary P. Rietz...................  Chief Information Officer          43        1997

     Each of the executive officers, including executive officers who are also directors, was elected to serve as an executive officer until the next annual meeting of directors, scheduled for September 28, 1999.

     All of the Company's executive officers listed in Part III, Item 10 have been employees of the Company for more than five years, with the exception of Mr. Dressel, Mr. Finerty, Mr. Hitchcock, Mr. Luegers, Mr. Nemetz, Mr. Nieto, Mr. McManaman and Mr. Rietz. Prior to assuming their current positions,

     - Mr. Blanchard was a Company Vice President and Secretary and General Counsel;

     - Ms. Carpenter was the Company's Director of Marketing and Sales-Specialty Foods Division;

     - Mr. Corbett was in the Company's sales administration management;

     - Mr. Flickinger was the Director of Production -- Dairy and a divisional general manager;

     - Mr. Green was Group Vice President and President-Ryan Foods Company;

     - Mr. Greisinger was a Company Vice President and President of Dean Pickle and Specialty Products Company;

     - Mr. Hooper was the Company's Director of Strategic Projects;

     - Mr. Kleber was a Corporate attorney;

     - Mr. Parr was a Company regional sales manager;

     - Mr. Purcell was Senior Vice President of Sales and Marketing of Dean Pickle and Specialty Products Company;

     Mr. Dressel was employed by the Company during fiscal 1999. Mr. Dressel, prior to his employment with the Company, was Vice President -- Human Resources at Kraft Foods, Inc., a diversified food company.

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

     Mr. McManaman has been employed by the Company since 1996. Mr. McManaman, prior to his employment by the Company, was the Vice President -- Finance of Brunswick Corporation, a diversified marine and recreational products company.

     Mr. Nemetz has been employed by the Company since 1998. Mr. Nemetz, prior to his employment with the Company, was Manager -- Sales and Marketing Strategy in the Strategic Consulting Division of PricewaterhouseCoopers, a professional services firm.

     Mr. Nieto was employed by the Company during fiscal 1999. Prior to assuming his present duties, he was Vice President-Marketing of the Specialty business unit. Mr. Nieto, prior to his employment with the Company, was Director -- Ethnic Marketing of Kraft Foods, Inc., a diversified food company.

     Mr. Rietz was employed by the Company in 1997. Mr. Rietz, prior to his employment with the Company, was Business Systems Manager -- North American Beverage Division of Quaker Oats Company, a diversified food and beverage company.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding the cash compensation of the Company's executive officers, compensation pursuant to plans and compensation of the Company's directors (including nominees for election at the Company's Annual Meeting of stockholders to be held September 28, 1999) is set forth in the Company's 1999 Proxy Statement at pages 6 through 7 under the caption "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS" and at pages 8 through 15 under the caption "EXECUTIVE COMPENSATION." Such information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is set forth in the Company's 1999 Proxy Statement at page 19 under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                              PAGE NO.
                                                              --------
     (a) The following documents are filed as a part of this
        Report. The page number, if any, listed opposite a
        document indicates the page number in the sequential
        numbering system in the manually signed original of
        this Report where such document can be found.
          (1) Financial Statements
               The consolidated balance sheets at May 30,
               1999 and May 31, 1998, and the related
               consolidated statements of income, of
               shareholders' equity and of cash flows for each
               of the three fiscal years in the period ended
               May 30, 1999, and the notes thereto, together
               with the report thereon of
               PricewaterhouseCoopers LLP dated June 28, 1999,
               as incorporated by reference in Part II, Item 8
               of this Report.
          (2) Financial Statement Schedules
               Report of independent accountants on
               financial statement schedules                    17
               Schedule VIII -- Valuation and qualifying
               accounts                                         18
               All other schedules have been omitted because
               they are not applicable, or not required, or
               because the required information is shown in the
               consolidated financial statements or notes
               thereto.
               Separate financial statements of the
               Registrant have been omitted since the
               Registrant is primarily an operating company and
               all subsidiaries included in the consolidated
               financial statements, in the aggregate, do not
               have minority equity interest and/or
               indebtedness to any person other than the
               Registrant or its consolidated subsidiaries in
               amounts which together exceed 5% of total
               consolidated assets at May 30, 1999, except for
               indebtedness incurred in the ordinary course of
               business which is not overdue and which matures
               within one year from the date of its creation.
          (3) Exhibits
               See Exhibit Index                              19-20
     (b) Reports on Form 8-K.
          None were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DEAN FOODS COMPANY

                                      By WILLIAM R. MCMANAMAN
                                         ---------------------------------------
                                         William R. McManaman
                                         Vice President, Finance and Chief
                                         Financial Officer

Date: August 27, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                      TITLE                       DATE
                     ---------                                      -----                       ----
HOWARD M. DEAN                                         Chairman of the Board               August 27, 1999
---------------------------------------------------    and Director
Howard M. Dean

RICHARD E. BAILEY                                      President and Director              August 27, 1999
---------------------------------------------------
Richard E. Bailey

EDWARD A. BRENNAN                                      Director                            August 27, 1999
---------------------------------------------------
Edward A. Brennan

LEWIS M. COLLENS                                       Director                            August 27, 1999
---------------------------------------------------
Lewis M. Collens

PAULA H. CROWN                                         Director                            August 27, 1999
---------------------------------------------------
Paula H. Crown

JOHN P. FRAZEE, JR.                                    Director                            August 27, 1999
---------------------------------------------------
John P. Frazee, Jr.

BERT A. GETZ                                           Director                            August 27, 1999
---------------------------------------------------
Bert A. Getz

JANET HILL                                             Director                            August 27, 1999
---------------------------------------------------
Janet Hill

JOHN S. LLEWELLYN, JR.                                 Director                            August 27, 1999
---------------------------------------------------
John S. Llewellyn, Jr.

RICHARD P. MAYER                                       Director                            August 27, 1999
---------------------------------------------------
Richard P. Mayer

ANDREW J. MCKENNA                                      Director                            August 27, 1999
---------------------------------------------------
Andrew J. McKenna

THOMAS A. RAVENCROFT                                   Senior Vice President               August 27, 1999
---------------------------------------------------    and Director
Thomas A. Ravencroft

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Dean Foods Company:

     Our audits of the consolidated financial statements referred to in our report dated June 28, 1999 appearing in the Annual Report to Shareholders of Dean Foods Company (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Chicago, Illinois
June 28, 1999

                      DEAN FOODS COMPANY AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                           AMOUNT
                                                          CHARGED
                                          BALANCE AT     (CREDITED)    ACCOUNTS    ADDITIONS     BALANCE AT
                                         BEGINNING OF   TO COSTS AND   WRITTEN       DUE TO         END
            CLASSIFICATION                  PERIOD        EXPENSES       OFF      ACQUISITIONS   OF PERIOD
            --------------               ------------   ------------   --------   ------------   ----------
                                                                   (IN THOUSANDS)
Fiscal Year Ended May 30, 1999
Allowance for doubtful
  accounts and notes
  receivable...........................     $4,212         $1,410       $1,302       $3,250        $7,570
                                            ======         ======       ======       ======        ======
Fiscal Year Ended May 31, 1998
Allowance for doubtful
  accounts and notes
  receivable...........................     $3,085         $2,790       $2,822       $1,159        $4,212
                                            ======         ======       ======       ======        ======
Fiscal Year Ended May 25, 1997
Allowance for doubtful
  accounts and notes
  receivable...........................     $2,691         $  846       $  452       $   --        $3,085
                                            ======         ======       ======       ======        ======

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

EXHIBIT
NUMBER                          DESCRIPTION                           PAGE NO.
-------                         -----------                           --------
 (3)    Articles of Incorporation and By-Laws
        a.     Dean Foods Company Restated Certificate of
               Incorporation dated February 8, 1988 as amended
               September 29, 1998 (filed as Exhibit 3(a) to
               Registrant's Form 10-Q Quarterly Report for
               quarterly period ended August 30, 1998 and
               incorporated herein by reference)
        b.     By-Laws of Registrant, as amended May 22, 1998 (filed
               as Exhibit 4(a) to the Registrant's Form 10-K Annual
               Report for the Fiscal Year Ended May 31, 1998 and
               incorporated herein by reference)
 (4)    Instruments defining the rights of security holders, including indentures
        c.     Rights Agreement dated May 22, 1998 (filed as Exhibit
               4(a) to the Registrant's Form 10-K Annual Report for
               the Fiscal Year Ended May 31, 1998 and incorporated
               herein by reference)
(10)    Material contracts
        a.     Amended and Restated Dean Foods Company Management
               Deferred Compensation Plan, dated as of June 1, 1994
               (filed as Exhibit 10(a) to Registrant's Form 10-K
               Annual Report for Fiscal Year Ended May 29, 1994 and
               incorporated herein by reference)
        b.     Dean Foods Company Retirement Plan for Certain
               Directors (filed as Exhibit 10(a) to Registrant's
               Form 10-K Annual Report for Fiscal Year Ended
               December 28, 1985 and incorporated herein by
               reference)
        c.     Form of Agreement dated March 17, 1986, between
               Registrant and each of its current executive officers
               (filed as Exhibit 10(b) to Registrant's Form 10-K
               Annua Report for Fiscal Year Ended December 28, 1985
               and incorporated herein by reference)
        d.     Form of Indemnification Agreement between Registrant
               and each of its directors and officers serving at any
               time after October 5, 1987 (filed as Exhibit 10(m) to
               Registrant's Form 10-K Annual Report for Fiscal Year
               Ended May 29, 1988, and incorporated herein by
               reference)
        e.     Amended and Restated Dean Foods Company Directors
               Deferred Compensation Plan, dated March 25, 1988
               (filed as Exhibit 10(j) to Registrant's Form 10-K
               Annual Report for Fiscal Year Ended May 28, 1989 and
               incorporated herein by reference)
        f.     Dean Foods Company Supplemental Benefit Plan for
               eligible officers, as amended and restated on May 24,
               1991 (filed as Exhibit 10(k) to Registrant's Form 10-K
               Annual Report for Fiscal Year Ended May 26, 1991 and
               incorporated herein by reference)
        g.     Dean Foods Company Supplemental Incentive Compensation
               Plan for certain officers, as amended March 31, 1989
               (filed as Exhibit 10(l) to Registrant's Form 10-K Annual
               Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)

                                                                     PAGE NO.
                                                                     --------
       h.     Dean Foods Company Director Stock Option Plan, dated
              September 30, 1992 (filed as Exhibit 10(i) to
              Registrant's Form 10-K Annual Report for Fiscal Year
              Ended May 30, 1993 and incorporated herein by
              reference)
       i.     $500 million Credit Agreement dated as of March 31,
              1998 (filed as Exhibit 10(i) to Registrant's Form 10-K
              Annual Report for Fiscal Year Ended May 31, 1998 and
              incorporated herein by reference)
(11)   Computation of Basic and Diluted Income Per Share               21
(12)   Computation of Ratio of Earnings to Fixed Charges               22
(13)   Annual report to security holders, Form 10-Q or quarterly
       report to security holders
       a.     Dean Foods Company Annual Report to Shareholders for
              Fiscal Year Ended May 30, 1999                          23-62

              With the exception of the financial statements,
              report of independent accountants thereon and certain
              other information expressly incorporated herein by
              reference, the Registrant's Annual Report to
              Shareholders for Fiscal Year Ended May 30, 1999 is
              not to be deemed filed as part of this Report.
(21)   Subsidiaries of the Registrant
       a.     Subsidiaries of the Registrant as of May 30, 1999        63
(23)   Consents of Experts and Counsel
       a.     Consent of Independent Accountants dated August 27,
              1999                                                     64
(27)   Financial Data Schedules
       a.     Fiscal Year Ended May 30, 1999                           65