Form 10-Q
period 1999-08-29
DEAN FOODS CO
filed 1999-10-12
CIK 27500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934


For the quarterly period ended         August 29, 1999
                                  -----------------------

                                       or

       Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934


For the transition period from                    to
                               ------------------    ---------------------

Commission file number       1-08262
                          -------------

                               DEAN FOODS COMPANY
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


              DELAWARE                                           36-0984820
(State or other jurisdiction of                                (I.R.S Employer
 incorporation or organization)                              Identification No.)


3600 North River Road, Franklin Park, Illinois                         60131
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code            (847)  678-1680
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

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 39,130,103.

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                               DEAN FOODS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                       AUGUST 29,1999 AND AUGUST 30, 1998
                  (In Thousands, Except for Per Share Amounts)

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                              August 29,               August 30,
                                                                                    1999                     1998
                                                                            ------------              -----------
                                                                                          (Unaudited)
Net sales                                                                   $  1,001,360              $   825,104

Costs of products sold                                                           762,004                  633,928

Delivery, selling and administrative expenses                                    182,529                  144,867
                                                                            ------------              -----------

Operating earnings                                                                56,827                   46,309

Interest expense                                                                  11,385                    9,056

Interest income                                                                      189                      309
                                                                            ------------              -----------

Income from continuing operations before income taxes                             45,631                   37,562

Provision for income taxes                                                        17,796                   14,649
                                                                            ------------              -----------

Income from continuing operations                                                 27,835                   22,913

Loss from discontinued operations, net of taxes                                        -                   (1,741)
                                                                            ------------              -----------

Net income                                                                  $     27,835              $    21,172
                                                                            ============              ===========

Basic income (loss) per share:
     Income from continuing operations                                      $        .71              $       .57
     Loss from discontinued operations                                                 -                     (.04)
                                                                            ------------              -----------
     Net income                                                             $        .71              $       .53
                                                                            ============              ===========

Diluted income (loss) per share:
     Income from continuing operations                                      $        .70              $       .56
     Loss from discontinued operations                                                 -                     (.04)
                                                                            ------------              -----------
     Net income                                                             $        .70              $       .52
                                                                            ============              ===========

Weighted average common shares:
     Basic                                                                        39,290                   40,023
                                                                            ============              ===========

     Diluted                                                                      39,911                   40,983
                                                                            ============              ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        AUGUST 29, 1999 AND MAY 30, 1999
                                 (In Thousands)


                                                                              August 29,             May 30,
                                                                                    1999                1999
                                                                            ------------        ------------
                                                                             (Unaudited)

                                ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                               $     20,798        $     15,958
    Accounts and notes receivable, less allowance for
       doubtful accounts of $7,407 and $7,570, respectively                      295,414             303,337
    Inventories                                                                  210,035             168,836
    Other current assets                                                          90,826              94,007
                                                                            ------------        ------------
    Total Current Assets                                                         617,073             582,138
                                                                            ------------        ------------

PROPERTIES
    Property, plant and equipment, at cost                                     1,302,280           1,242,238
    Accumulated depreciation                                                     528,433             477,292
                                                                            ------------        ------------
    Total Properties, net                                                        773,847             764,946
                                                                            ------------        ------------

OTHER ASSETS
    Intangibles, net of amortization of
       $28,799 and $24,551, respectively                                         572,970             551,486
    Other assets                                                                  15,471              13,306
                                                                            ------------        ------------
    Total Other Assets                                                           588,441             564,792
                                                                            ------------        ------------

TOTAL ASSETS                                                                $  1,979,361        $  1,911,876
                                                                            ============        ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current installments of long-term obligations                           $      2,542        $      2,651
    Accounts payable and accrued expenses                                        397,696             398,174
    Dividends payable                                                              8,747               8,353
    Federal and state income taxes payable                                        47,465              30,308
                                                                            ------------        ------------
    Total Current Liabilities                                                    456,450             439,486

LONG-TERM OBLIGATIONS                                                            657,758             631,286

DEFERRED LIABILITIES                                                             128,185             124,690

SHAREHOLDERS' EQUITY                                                             736,968             716,414
                                                                            ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  1,979,361        $  1,911,876
                                                                            ============        ============


See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                       AUGUST 29, 1999 AND AUGUST 30, 1998
                                 (In Thousands)


                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                  August 29,             August 30,
                                                                                        1999                   1998
                                                                               --------------         -------------
                                                                                           (Unaudited)

Net cash provided from continuing operations                                   $    52,096              $    13,210
                                                                               -----------              -----------

Investing activities
    Capital expenditures                                                           (31,835)                 (30,368)
    Proceeds from disposition of property, plant and equipment                         129                      282
    Acquisitions, net of cash acquired                                             (32,286)                 (85,768)
    Other                                                                           (2,552)                       -
                                                                               ------------             -----------
    Net cash used in investing activities                                          (66,544)                (115,854)
                                                                               -----------              -----------

Financing activities
    Repayment of long-term obligations                                                (857)                 (11,324)
    Issuance of commercial paper, net                                               27,032                        -
    Issuance of revolving credit agreement, net                                          -                  140,000
    Repayment of notes payable to banks, net                                             -                  (12,000)
    Unexpended industrial revenue bond proceeds                                          -                    5,965
    Cash dividends paid                                                             (8,255)                  (7,983)
    Issuance of common stock                                                         1,368                    4,268
                                                                               -----------              -----------
    Net cash provided by financing activities                                       19,288                  118,926
                                                                               -----------              -----------

Net cash used by discontinued operations                                                 -                   (5,701)
                                                                               -----------              -----------

Increase in cash and temporary cash investments                                      4,840                   10,581

Cash and temporary cash investments - beginning of period                           15,958                   11,932
                                                                               -----------              -----------
Cash and temporary cash investments - end of period                            $    20,798              $    22,513
                                                                               ===========              ===========




See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Dollar amounts in thousands unless otherwise noted.

1.  BASIS OF PRESENTATION
In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. The results of operations for the three-month period ended August 29, 1999 are not necessarily indicative of the operating results for the full year.

2.  ACQUISITIONS
During the first quarter of fiscal 2000, the Company acquired the assets of Steinfeld's Pickle Products, a pickle producer located in Portland, Oregon, on July 1, 1999 and Dairy Express, Inc., a dairy distributor based in the Philadelphia area, on July 16, 1999. Each of the acquisitions was made for cash, totaling $32.3 million. These acquisitions were accounted for as purchases and have been recorded using preliminary valuations of the assets and liabilities acquired. Goodwill arising from these acquisitions will be amortized over periods up to 40 years. The operating results of each acquisition have been included in the Company's results of operations since the date of acquisition.

3.  DISCONTINUED OPERATIONS
On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc. Accordingly, fiscal 1999 Vegetables segment results are presented as discontinued operations. For the first quarter ended August 30, 1998, net sales of discontinued operations were $110.8 million. Loss from discontinued operations for the quarter ended August 30, 1998 included allocated interest expense (based on the short-term interest expense incurred and changes in working capital levels) of $2.0 million and is net of an income tax benefit of $1.2 million.

4.  INVENTORIES
The following is a tabulation of inventories by class at August 29, 1999, August 30, 1998, and May 30, 1999.



                                                            August 29,             August 30,            May 30,
                                                                  1999                   1998               1999
                                                            ----------            -----------          ---------
                                                                     (Unaudited)
Raw materials and supplies                                  $   51,016            $    40,444          $  52,482
Materials in process                                            23,121                 34,122             11,292
Finished goods                                                 145,664                116,696            114,776
                                                            ----------            -----------          ---------
                                                               219,801                191,262            178,550
Less:  Excess of current cost over stated
       value of last-in, first-out inventories                   9,766                  9,683              9,714
                                                            ----------            -----------          ---------
Total inventories                                           $  210,035            $   181,579          $ 168,836
                                                            ==========            ===========          =========

5.  DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the first quarters ended August 29, 1999 and August 30, 1998 was $27.8 million and $21.5 million, respectively.

6.  BUSINESS SEGMENT INFORMATION
The following is a tabulation of the Company's business segment information for the first quarters ended August 29, 1999 and August 30, 1998.

(Unaudited)
                                         Dairy        Pickles     Specialty        Corporate       Consolidated
                                         -----        -------     ---------        ---------       ------------
August 29, 1999
Net sales                         $    806,213     $   95,212    $   99,935      $         -     $   1,001,360
Operating earnings                $     42,891     $   10,244    $   15,476      $   (11,784)    $      56,827
Identifiable assets               $  1,343,429     $  232,768    $  287,535      $   115,629     $   1,979,361

August 30, 1998
Net sales                         $    651,665     $   93,405    $   80,034      $         -     $     825,104
Operating earnings                $     32,503     $   11,104    $   11,169      $    (8,467)    $      46,309
Identifiable assets               $  1,319,758     $  208,559    $  166,618      $    64,975     $   1,759,910


7. LEGAL PROCEEDINGS
See PART II, Item 1 for a discussion of pending legal proceedings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2000 VERSUS FIRST QUARTER FISCAL 1999

RESULTS OF CONTINUING OPERATIONS
Net sales for the first quarter of fiscal 2000 of $1.0 billion were $176.3 million, or 21.4%, higher than sales of $825.1 million in the prior year. While net sales increased in all business segments, the majority of the sales increase was due to fiscal 1999 Dairy segment acquisitions. Operating earnings increased $10.5 million, or 22.7%, over the prior year, reflecting strong improvements in the Dairy and Specialty segments.

BUSINESS SEGMENTS
       DAIRY - Dairy segment sales of $806.2 million were 23.7%, or $154.5 million, higher than sales of $651.7 million in the prior year. Net sales increases were primarily the result of fiscal 1999 acquisitions. Operating earnings increased 32.0% to $42.9 million from $32.5 million in the first quarter of last year. The increase is primarily attributable to increased earnings in the ice cream and extended shelf life (ESL) operations, both of which benefited from improved margins and plant efficiencies during the quarter, as well as a more favorable commodity environment. ESL also benefited from strong volume growth. Although butterfat prices rose slightly during the quarter, the increase was significantly less than the increase in fiscal 1999, resulting in a negative impact on fluid operations and a benefit for both ice cream and ESL in comparison to the prior year. Overall, fluid operations were up slightly over the prior year despite the negative butterfat impact as improved plant efficiencies related to last year's plant consolidations began to be realized during the quarter. Higher raw milk costs were experienced during the first quarter, which resulted from reduced fluid available from dairy farmers due to the extremely hot, dry weather in many parts of the country. Current forecasts indicate that with increased production capacity, raw milk costs should experience less volatility throughout the remainder of the year than in fiscal 1999.

       PICKLES - Net sales in the Pickles segment for the first quarter of $95.2 million increased $1.8 million, or 1.9%, from $93.4 million in the prior year. The increase in net sales is due to the first quarter fiscal 2000 acquisition of Steinfeld's Pickle Company. Excluding the impact of the acquisition, base business sales were down approximately 3% from the prior year. Operating earnings of $10.2 million were 7.7% lower than the first quarter of the prior fiscal year. The earnings decline is primarily due to weather-related crop shortages that caused plant inefficiencies, as well as the sales decline mentioned above.

       SPECIALTY - The Specialty segment experienced increased sales of $19.9 million, or 24.9%, to $99.9 million. Operating earnings increased 38.6% to $15.5 million. Sales and earnings increases are primarily attributable to the fiscal 1999 acquisitions of the Benton Harbor aseptic business and Custom Food Processors International, a powdered product producer. Additionally, the Dean Dip and Dressing division experienced higher earnings in comparison to the prior fiscal year's first quarter.

CORPORATE
Corporate expenses increased $3.3 million in the first quarter of fiscal 2000 versus the same period in the prior year. The increase is due to higher stock-based and incentive compensation expenses, as well as costs associated with the Company's enterprise-wide information systems initiative.

INTEREST EXPENSE
Interest expense increased $2.3 million, or 25.7%, during the first quarter compared to the prior year, primarily due to the interest expense associated with increased borrowings used to fund fiscal 1999 acquisitions.

INCOME TAXES
The effective income tax rate was 39.0% for the first quarters of fiscal 2000 and fiscal 1999.

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes, was $1.7 million for the first quarter of fiscal 1999. On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc.

LIQUIDITY AND CAPITAL RESOURCES
As of August 29, 1999 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999. Cash and temporary cash investments were $20.8 million at August 29, 1999.

       Working capital at August 29, 1999 was $160.6 million compared to $142.7 million at May 30, 1999, and inventories at August 29, 1999 were $210.0 million, an increase of $41.2 million over the balance at May 30, 1999. The increase in working capital and inventories were primarily the result of the Pickles segment's typical seasonal inventory increase from the cucumber harvest as well as the Pickles acquisition completed during the first quarter of fiscal 2000. The August 29, 1999 inventories were $28.5 million higher than inventories a year ago due to the inventory of acquisitions completed during fiscal 2000 and the latter half of fiscal 1999.

       Seasonal working capital requirements are funded using the Company's Commercial Paper Program, which was entered into during the fourth quarter of fiscal 1999, and bilateral lines of credit. During fiscal 1999, prior to the Commercial Paper program, seasonal working capital requirements were funded utilizing the Company's Revolving Credit Agreement, which matures in 2003. The Company classifies Commercial Paper and Revolving Credit Agreement borrowings as long-term. At August 29, 1999 and May 30, 1999 there were no short-term borrowings outstanding.

       CASH FLOWS - Cash and temporary cash investments increased $4.8 million during the first quarter of fiscal 2000. Net cash provided from continuing operations was $52.1 million for the first quarter of fiscal 2000 compared to $13.2 million in the prior year. The first quarter fiscal 2000 increase in net cash provided from continuing operations is primarily due to higher operating earnings before depreciation and amortization and a decrease in the fiscal 2000 accounts receivable balance.

       Net cash used in investing activities was $66.5 million for first quarter fiscal 2000 versus $115.9 million in fiscal 1999. First quarter fiscal 2000 investing activities include $32.3 million of cash paid for acquisitions compared to $85.8 million paid during the first quarter of fiscal 1999. Capital expenditures during the first quarter of fiscal 2000 were slightly ahead of last year's spending. Fiscal 2000 investing activities also includes $2.6 million related to investment in the Company's enterprise-wide information systems initiative.

       Net cash provided by financing activities was $19.3 million and $118.9 million for the first quarters of fiscal 2000 and fiscal 1999, respectively. Fiscal 2000 financing activities include $27.0 million of net borrowings under the Company's Commercial Paper program. Fiscal 1999 financing activities included $140.0 million of additional Revolving Credit Agreement borrowings. First quarter fiscal 1999 financing activities also reflects the repayment of $12.0 million of short-term notes payable.

       On August 23, 1999 the Company announced an equity investment in White Wave, Inc., a processor of soy based products; the results of which will be included in the Specialty segment. The Company continues to assess acquisition candidates in each of its business segments.

YEAR 2000 COMPLIANCE
As discussed in the Company's Annual Report on Form 10-K, the Company has developed and is executing a plan that includes assessing the computer functionality of its information systems, plant systems and equipment, personal computers and related application, networks and communications, and laboratory and facility equipment and systems. The plan also includes the Company's assessment as to the readiness of external parties, including suppliers, vendors and banking and insurance companies, and to coordinate efforts in addressing the Year 2000 issue with these entities. The Company is both augmenting previously scheduled computer maintenance with procedures designed to locate and correct Year 2000 problems and by slightly accelerating normal equipment and software replacement schedules.

       The Company has completed 97% of new systems upgrades, reprogramming efforts and related testing necessary for Year 2000 compliance. The Company expects to incur and expense a total of approximately $4 million associated with its Year 2000 efforts, of which approximately $3.8 million has been incurred since the project's inception in fiscal 1997 through the end of the first quarter of fiscal 2000. In addition to costs expensed, the Company estimates to capitalize a total of approximately $3 million of capital expenditures for the replacement and upgrade of system software and hardware, of which approximately $2.5 million has been capitalized to date. The estimated aggregate costs do not include any costs associated with contingency plans, which are in the process of being finalized. The costs associated with these procedures have not been and are not expected to be material to the Company's financial condition or results of operations.

       The Company believes completed modification of existing software and conversions to new software will result in Year 2000 compliance. However, given the complexity of the Year 2000 issue, the impact on business operations due to failure by the Company to achieve compliance or failure by external entities, such as suppliers and vendors, to achieve compliance, which the Company cannot control, could adversely affect the Company's consolidated results of operations. Although the Company does not anticipate any major non-compliance issues, it currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by its material external parties.

FORWARD LOOKING STATEMENTS
Certain statements in this Quarterly Report are "forward looking statements" as defined by the Private Securities Litigation Reform Law of 1995. These statements, which may be indicated by words such as "expects", "intends", "believes", "forecasts", or other words of similar meaning, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Report. These risks include, but are not limited to, risks associated with the Company's acquisition strategy, adverse weather conditions resulting in poor harvests, raw milk costs, interest rate fluctuations, competitive pricing pressures, marketing and cost-management programs, changes in government programs and shifts in market demand. Additional information concerning these and other risks is contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999.


Item 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 29, 1999 there have been no material changes in the Company's market risk exposure as described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11      Basic and Diluted Income per Share

              12      Computation of Ratio of Earnings to Fixed Charges

              27      Financial Data Schedule


         (b)  Reports on Form 8-K

              None were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DEAN FOODS COMPANY
                                                    ----------------------------
                                                           (Registrant)



DATE:      October 12, 1999                       William R. McManaman
           ----------------                       ------------------------------
                                                  WILLIAM R. McMANAMAN
                                                  Vice President, Finance and
                                                  Chief Financial Officer

DATE:      October 12, 1999                       William M. Luegers, Jr.
           ----------------                       ------------------------------
                                                  WILLIAM M. LUEGERS, JR.
                                                  Controller




11