Form 10-Q
period 1999-11-28
DEAN FOODS CO
filed 2000-01-12
CIK 27500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


For the quarterly period ended   November 28, 1999
                               ----------------------

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number  1-08262
                       ---------

                               DEAN FOODS COMPANY
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


            DELAWARE                                              36-0984820
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


3600 North River Road, Franklin Park, Illinois                      60131
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code      (847)  678-1680
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

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 36,974,954.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                               DEAN FOODS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE SIX MONTHS ENDED
                     NOVEMBER 28, 1999 AND NOVEMBER 29, 1998
                  (In Thousands, Except for Per Share Amounts)

                                                   Second Quarter Ended           Six Months Ended
                                                   --------------------           ----------------
                                                November 28,  November 29,   November 28,  November 29,
                                                       1999          1998           1999          1998
                                                -----------   -----------    -----------   -----------
                                                                     (Unaudited)
Net sales                                       $ 1,067,010   $   934,377    $ 2,068,370   $ 1,759,481
Costs of products sold                              827,941       732,363      1,589,945     1,366,291
Delivery, selling and administrative expenses       182,641       155,971        365,170       300,838
                                                -----------   -----------    -----------   -----------
Operating earnings                                   56,428        46,043        113,255        92,352
Interest expense                                     12,348         7,993         23,733        17,049
Interest income                                         199           236            388           545
                                                -----------   -----------    -----------   -----------
Income from continuing operations
     before income taxes                             44,279        38,286         89,910        75,848
Provision for income taxes                           17,269        14,932         35,065        29,581
                                                -----------   -----------    -----------   -----------
Income from continuing operations                    27,010        23,354         54,845        46,267
                                                -----------   -----------    -----------   -----------
Discontinued operations, net of taxes:
     Loss from discontinued operations                    -        (1,188)             -        (2,929)
     Gain on sale of discontinued operations              -        83,820              -        83,820
                                                -----------   -----------    -----------   -----------
     Total discontinued operations                        -        82,632              -        80,891
                                                -----------   -----------    -----------   -----------
Net income                                      $    27,010   $   105,986    $    54,845   $   127,158
                                                ===========   ===========    ===========   ===========

Basic income (loss) per share:
     Income from continuing operations          $       .69   $       .59    $      1.40   $      1.16
     Loss from discontinued operations                    -          (.03)             -          (.07)
     Gain on sale of discontinued operations              -          2.11              -          2.10
                                                -----------   -----------    -----------   -----------
     Net income                                 $       .69   $      2.67    $      1.40   $      3.19
                                                ===========   ===========    ===========   ===========

Diluted income (loss) per share:
     Income from continuing operations          $       .68   $       .58    $      1.38   $      1.14
     Loss from discontinued operations                    -          (.03)             -          (.07)
     Gain on sale of discontinued operations              -          2.07              -          2.05
                                                -----------   -----------    -----------   -----------
     Net income                                 $       .68   $      2.62    $      1.38   $      3.12
                                                ===========   ===========    ===========   ===========

Weighted average common shares:
     Basic                                           39,128        39,722         39,209        39,874
                                                ===========   ===========    ===========   ===========
     Diluted                                         39,756        40,483         39,832        40,723
                                                ===========   ===========    ===========   ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 28, 1999 AND MAY 30, 1999
                                 (In Thousands)

                                                             November 28,      May 30,
                                                                    1999         1999
                                                             -----------   ----------
                                                             (Unaudited)
                            ASSETS
                            ------
CURRENT ASSETS:
    Cash and cash equivalents                                 $   24,981   $   15,958
    Accounts and notes receivable, less allowance for
       doubtful accounts of $7,958 and $7,570, respectively      334,514      303,337
    Inventories                                                  217,593      168,836
    Other current assets                                          86,375       94,007
                                                              ----------   ----------
    Total Current Assets                                         663,463      582,138
                                                              ----------   ----------

PROPERTIES:
    Property, plant and equipment, at cost                     1,329,136    1,242,238
    Accumulated depreciation                                     549,825      477,292
                                                              ----------   ----------
    Total Properties, net                                        779,311      764,946
                                                              ----------   ----------

OTHER ASSETS:
    Intangibles, net of amortization of
       $33,370 and $24,551, respectively                         576,376      551,486
    Other assets                                                  21,944       13,306
                                                              ----------   ----------
    Total Other Assets                                           598,320      564,792
                                                              ----------   ----------

TOTAL ASSETS                                                  $2,041,094   $1,911,876
                                                              ==========   ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
    Current installments of long-term obligations             $    4,237   $    2,651
    Accounts payable and accrued expenses                        422,211      398,174
    Dividends payable                                              8,695        8,353
    Federal and state income taxes payable                        39,302       30,308
                                                              ----------   ----------
    Total Current Liabilities                                    474,445      439,486

LONG-TERM OBLIGATIONS                                            708,403      631,286

DEFERRED LIABILITIES                                             125,244      124,690

SHAREHOLDERS' EQUITY                                             733,002      716,414
                                                              ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $2,041,094   $1,911,876
                                                              ==========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                     NOVEMBER 28, 1999 AND NOVEMBER 29, 1998
                                 (In Thousands)

                                                                       Six Months Ended
                                                                  --------------------------
                                                                  November 28,   November 29,
                                                                         1999           1998
                                                                  -----------    -----------
                                                                          (Unaudited)
Net cash provided from continuing operations                        $  77,924      $   9,515
                                                                    ---------      ---------

Investing activities:
     Capital expenditures                                             (68,909)       (57,296)
     Proceeds from disposition of property, plant and equipment         1,233            517
     Acquisitions, net of cash acquired                               (37,270)      (120,677)
     Other                                                             (4,417)             -
                                                                    ---------      ---------
     Net cash used in investing activities                           (109,363)      (177,456)
                                                                    ---------      ---------

Financing activities:
     Repayment of long-term obligations                                (1,338)       (53,754)
     Issuance of commercial paper, net                                 79,692              -
     Repayment of revolving credit agreement, net                           -        (70,000)
     Repayment of notes payable to banks, net                               -         (2,500)
     Unexpended industrial revenue bond proceeds                            -          5,965
     Cash dividends paid                                              (16,918)       (16,401)
     Issuance of common stock                                           2,847          5,574
     Repurchase of treasury stock                                     (23,821)       (32,949)
                                                                    ---------      ---------
     Net cash provided by (used in) financing activities               40,462       (164,065)
                                                                    ---------      ---------

Net cash provided by discontinued operations                                -        352,326
                                                                    ---------      ---------

Increase in cash and temporary cash investments                         9,023         20,320

Cash and temporary cash investments - beginning of period              15,958         11,932
                                                                    ---------      ---------

Cash and temporary cash investments - end of period                 $  24,981      $  32,252
                                                                    =========      =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Dollar amounts in thousands unless otherwise noted.

1. Basis of Presentation

In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in the financial statements have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. The results of operations for the six-month period ended November 28, 1999 are not necessarily indicative of the operating results for the full year.

2.  Acquisitions

During the first six months of fiscal 2000, the Company acquired the assets of Steinfeld's Pickle Products, a pickle producer located in Portland, Oregon, on July 1, 1999 and Dairy Express, Inc., a dairy distributor based in the Philadelphia area, on July 16, 1999. These acquisitions were accounted for as purchases and have been recorded using preliminary valuations of the assets and liabilities acquired. Goodwill arising from these acquisitions will be amortized over periods up to 40 years. Operating results of each acquisition have been included in the Company's results of operations since the date of acquisition. On August 23, 1999, the Company announced an equity investment in White Wave, Inc., a processor of soy based products; the results of which are included in the Specialty segment. The acquisitions and equity investment were made for cash, totaling $37.3 million.

3. Discontinued Operations

On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc. Accordingly, fiscal 1999 Vegetables segment results are presented as discontinued operations. For the six months ended November 29, 1998, net sales of discontinued operations were $139.8 million. Loss from discontinued operations for the six months ended November 29, 1998 includes allocated interest expense (based on the short-term interest expense incurred and changes in working capital levels) of $2.5 million and is net of an income tax benefit of $1.9 million.

4. Inventories

The following is a tabulation of inventories by class at November 28, 1999, November 29, 1998, and May 30, 1999.


                                                    November 28,     November 29,        May 30,
                                                        1999             1998              1999
                                                        ----             ----              ----
                                                             (Unaudited)
Raw materials and supplies                           $  48,369        $  52,199        $  52,482
Materials in process                                    24,745           22,740           11,292
Finished goods                                         154,297          135,322          114,776
                                                     ---------        ---------        ---------
                                                       227,411          210,261          178,550
Less: Excess of current cost over stated
      value of last-in, first-out inventories            9,818            9,683            9,714
                                                     ---------        ---------        ---------
Total inventories                                    $ 217,593        $ 200,578        $ 168,836
                                                     =========        =========        =========

5. Depreciation and Amortization Expense

Depreciation and amortization expense for the second quarters ended November 28, 1999 and November 29, 1998 was $27.8 million and $21.7 million, respectively. Depreciation and amortization for the six months ended November 28, 1999 and November 29, 1998 was $55.6 million and $43.2 million, respectively.

6. Business Segment Information

The following is a tabulation of the Company's business segment information for the quarters and six months ended November 28, 1999 and November 29, 1998.

(Unaudited)
                                          Dairy        Pickles      Specialty       Corporate     Consolidated
                                          -----        -------      ---------       ---------     ------------
Second Quarter Ended
November 28, 1999
Net sales                         $    857,721     $    91,570    $  117,719      $        -     $   1,067,010
Operating earnings                $     35,077     $    10,084    $   21,183      $   (9,916)    $      56,428

November 29, 1998
Net sales                         $    741,942     $    85,889    $  106,546      $        -     $     934,377
Operating earnings                $     30,063     $     8,882    $   15,443      $   (8,345)    $      46,043

Six Months Ended
November 28, 1999
Net sales                         $  1,663,934     $   186,782    $  217,654      $        -     $   2,068,370
Operating earnings                $     77,968     $    20,328    $   36,659      $  (21,700)    $     113,255
Identifiable assets               $  1,390,659     $   236,055    $  299,920      $  114,460     $   2,041,094

November 29, 1998
Net sales                         $  1,393,607     $   179,294    $  186,580      $        -     $   1,759,481
Operating earnings                $     62,566     $    19,986    $   26,612      $  (16,812)    $      92,352
Identifiable assets               $  1,214,807     $   208,233    $  259,053      $   78,781     $   1,760,874

7. Share Repurchase

The Company may repurchase shares of its common stock from time to time in the open market, in privately-negotiated transactions or otherwise at a price or prices reasonably related to the then prevailing market price. During the first six months of fiscal 2000 the Company repurchased a total of 608,100 shares, which are carried at cost. Subsequent to the end of the second quarter of fiscal 2000, the Company has repurchased an additional 1,804,800 shares. As of January 12, 2000, the Company has 276,756 shares remaining available for repurchase under current Board of Directors authorization.

8. Legal Proceedings

See PART II, Item 1 for a discussion of pending legal proceedings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 2000 VERSUS SECOND QUARTER FISCAL 1999

RESULTS OF CONTINUING OPERATIONS
Net sales for the second quarter of fiscal 2000 increased $132.6 million, or 14.2%, to $1.1 billion over the second quarter of fiscal 1999. The net sales increase is primarily the result of acquisitions completed during fiscal 2000 and the latter half of fiscal 1999. Second quarter fiscal 2000 operating earnings increased 22.6% to $56.4 million from $46.0 million in fiscal 1999. Each business segment reported higher fiscal 2000 earnings in comparison to the prior year. Second quarter income from continuing operations was $27.0 million, or $.68 per diluted share, compared to $23.4 million, or $.58 per diluted share, in the prior year.

BUSINESS SEGMENTS
         DAIRY - Dairy segment net sales for the second quarter of fiscal 2000 of $857.7 million were $115.8 million, or 15.6%, higher than sales of $741.9 million in the prior year. Net sales increased in the Dairy segment primarily due to acquisitions completed over the past year, but also reflects the pass-through of higher raw milk costs. Dairy segment operating earnings increased 16.7% to $35.1 million from $30.1 million in the prior year. The increase was the result of improved earnings in the Company's ice cream and extended shelf life (ESL) operations, each of which benefited from improved plant efficiencies and a better commodity environment, while ESL also benefited from strong volume growth. Offsetting a portion of these improvements was a decline in operating earnings for the fluid operations, which was negatively impacted by commodity pricing.

         PICKLES - Net sales in the Pickles segment increased 6.6% to $91.6 million in fiscal 2000 from $85.9 million in fiscal 1999. The increase is primarily attributable to the first quarter fiscal 2000 acquisition of the Steinfeld's Pickle Company located in Portland, Oregon. Operating earnings of $10.1 million increased from earnings of $8.9 million a year ago. The majority of the earnings increase is due to the Steinfeld's acquisition. Efficiencies generated by the Company's cost reduction programs also favorably impacted second quarter fiscal 2000 earnings.

         SPECIALTY - Specialty segment net sales of $117.7 million for the second quarter were 10.5% higher than sales for the same period a year ago. The sales increase is primarily due to the aseptic foods business acquired in conjunction with the Vegetables segment disposition and the acquisition of Custom Foods Processors, a powder producer, completed during the latter half of fiscal 1999. Operating earnings for the second quarter increased 37.2% to $21.2 million. In addition to the two acquisitions, the Dean Dip and Dressing division also contributed to the increased earnings through improvement in operating efficiencies and reduced advertising expenses.

CORPORATE
Corporate expenses increased $1.6 million in the second quarter of fiscal 2000 versus the same period of the prior year primarily due to higher incentive compensation plan expenses and costs associated with the Company's enterprise-wide information systems initiative.

INTEREST EXPENSE
Second quarter interest expense of $12.3 million was $4.4 million higher than the same period of the prior year. The increase over the prior year was primarily due to the increased debt related to acquisitions completed during fiscal 2000 and the latter half of fiscal 1999.

INCOME TAXES
The effective tax rate for the second quarter of fiscal 2000 and fiscal 1999 was 39.0%.

SIX MONTHS ENDED FISCAL 2000 VERSUS SIX MONTHS ENDED FISCAL 1999

RESULTS OF CONTINUING OPERATIONS
Net sales for the six months ended fiscal 2000 were $2.1 billion versus net sales of $1.8 billion in the prior year. Net sales increased in all business segments, with the majority of the increase due to acquisitions. Operating earnings increased to $113.3 million in fiscal 2000 from $92.4 million in fiscal 1999. Income from continuing operations for the six months ended fiscal 2000 was $54.8 million, or $1.38 per diluted share, versus $46.3 million, or $1.14 per diluted share, in fiscal 1999.

BUSINESS SEGMENTS
         DAIRY - Net sales in the Dairy segment of $1.7 billion were $270.3 million, or 19.4%, higher than sales of $1.4 billion in the prior year. The majority of the sales increase was related to acquisitions completed during the latter half of fiscal 1999, as well as a volume increase in the ESL business. Operating earnings increased 24.6% to $78.0 million from $62.6 million in the prior year. The increase is primarily attributable to increased earnings in the ice cream and ESL operations, both of which benefited from improved margins and plant efficiencies during the first six months of fiscal 2000. The ESL volume improvement also favorably impacted fiscal 2000 operating earnings. Overall, fluid operations were up slightly over the prior year despite higher commodity costs as improved plant efficiencies from last year's plant consolidations began to be realized.

         PICKLES - Pickles segment net sales of $186.8 million were $7.5 million, or 4.2%, higher than fiscal 1999 primarily due to the Steinfeld's acquisition completed in early fiscal 2000. Fiscal 2000 operating earnings of $20.3 million increased over earnings of $20.0 million in the prior year. The earnings increase is primarily attributable to the Steinfeld's acquisition, which was partially offset by plant inefficiencies experienced during the first quarter due to weather-related crop shortages.

         SPECIALTY - Fiscal 2000 net sales increased 16.7% to $217.7 million in the Specialty segment. Operating earnings of $36.7 million increased in fiscal 2000 by 37.8%, or $10.0 million, compared to the prior year. The sales and earnings increases are primarily due to two fiscal 1999 acquisitions. Additionally, the Dean Dip and Dressing division continued to experience higher earnings in comparison to the prior year, reflecting improved operating efficiencies and lower advertising expense.

CORPORATE
Corporate expenses increased $4.9 million, or 29.1%, for the six months of fiscal 2000 compared to the same period of the prior year, primarily due to higher incentive compensation expense and costs associated with the Company's enterprise-wide information systems initiative.

INTEREST EXPENSE
Interest expense for the six months of fiscal 2000 increased $6.7 million, or 39.2%, over the same period in the prior fiscal year. The increase is the result of higher average borrowings outstanding during fiscal 2000.

INCOME TAXES
The effective income tax rate for the first six months of fiscal 2000 and fiscal 1999 was 39.0%.

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes, was $2.9 million for the six months ended fiscal 1999. On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink

Foods, Inc. The sale of the discontinued operations resulted in an after-tax gain of $83.8 million, or $2.05 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
As of November 28, 1999 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999. Cash and temporary cash investments were $25.0 million at November 28, 1999.

         Working capital at November 28, 1999 was $189.0 million compared to $142.7 million at May 30, 1999, and inventories at November 28, 1999 were $217.6 million, an increase of $48.8 million over the May 30, 1999 balance. The increase in working capital and inventories was primarily the result of the Pickles acquisition completed during the first quarter of fiscal 2000. The November 28, 1999 inventories were $17.0 million higher than inventories a year ago due to the inventory of acquisitions completed during fiscal 2000 and the latter half of fiscal 1999.

         Seasonal working capital requirements are funded using the Company's Commercial Paper Program, which was entered into during the fourth quarter of fiscal 1999. During fiscal 1999, prior to the Commercial Paper program, seasonal working capital requirements were funded utilizing the Company's Revolving Credit Agreement, which matures in 2003. The Company classifies Commercial Paper and Revolving Credit Agreement borrowings as long-term. At November 28, 1999 and May 30, 1999 there were no short-term borrowings outstanding.

         CASH FLOWS - Cash and temporary cash investments increased $9.0 million during the first half of fiscal 2000. Net cash provided from continuing operations was $77.9 million for the first six months of fiscal 2000 compared to $9.5 million in the prior year. The fiscal 2000 increase in net cash provided from continuing operations reflects higher operating earnings before depreciation and amortization and a reduction in the cash necessary to fund working capital requirements.

         Net cash used in investing activities was $109.4 million for first six months of fiscal 2000 versus $177.5 million in fiscal 1999. Fiscal 2000 investing activities include $37.3 million of cash paid for acquisitions and an equity investment compared to $120.7 million paid for acquisitions during the first six months of fiscal 1999. The Company continues to assess acquisition candidates in each of its business segments. Capital expenditures during the first half of fiscal 2000 are ahead of last year's spending, reflecting the Company's continued focus on investing in innovative product growth, improved production efficiencies and expansion of existing product lines. Fiscal 2000 investing activities also includes $4.4 million related to investment in the Company's enterprise-wide information systems initiative.

         Net cash provided by financing activities was $40.5 million for the six months ended fiscal 2000 versus net cash used in financing activities of $164.1 million in the prior year. Fiscal 2000 financing activities include $79.7 million of additional borrowings under the Company's Commercial Paper program. The Company purchased treasury shares totaling $23.8 million during fiscal 2000 and $32.9 million during the first six months of fiscal 1999. Fiscal 1999 financing activities included net debt repayments totaling $126.3 million, which includes the repayment of $70.0 million of Revolving Credit Agreement borrowings.

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

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 28, 1999 there have been no material changes in the Company's market risk exposure as described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

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

         (a)    Exhibits

                11    Basic and Diluted Income per Share

                12    Computation of Ratio of Earnings to Fixed Charges

                27    Financial Data Schedules

          (b)   Reports on Form 8-K

                None were filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DEAN FOODS COMPANY
                                           ------------------
                                              (Registrant)



DATE:  January 12, 2000                    William R. McManaman
       ----------------                    -------------------------------
                                           WILLIAM R. McMANAMAN
                                           Vice President, Finance and
                                           Chief Financial Officer