Form 10-Q
period 2000-02-27
DEAN FOODS CO
filed 2000-04-12
CIK 27500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      February 27, 2000
                                ------------------------

                                       or

       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number    1-08262

                               DEAN FOODS COMPANY
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                                     36-0984820
--------------------------------                     ---------------------
(State or other jurisdiction of                         (I.R.S Employer
  incorporation or organization)                      Identification No.)


3600 North River Road, Franklin Park, Illinois                         60131
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code            (847)  678-1680
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

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 35,912,412.

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
            --------------------

                               DEAN FOODS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  (In Thousands, Except for Per Share Amounts)

                                                     Third Quarter Ended            Nine Months Ended
                                                     -------------------            -----------------
                                                   February 27,  February 28,  February 27,   February 28,
                                                       2000          1999         2000           1999
                                                   -----------   -----------   -----------    -----------
Net sales                                          $   976,816   $   995,169   $ 3,045,186    $ 2,754,650
Costs of products sold                                 743,366       806,685     2,333,311      2,172,976
Delivery, selling and administrative expenses          179,016       164,667       544,186        465,505
Plant closure charge                                      --           7,730          --            7,730
                                                   -----------   -----------   -----------    -----------
Operating earnings                                      54,434        16,087       167,689        108,439
Interest expense                                        13,401        10,898        37,134         27,947
Interest income                                            241           188           629            733
                                                   -----------   -----------   -----------    -----------
Income from continuing operations
     before income taxes                                41,274         5,377       131,184         81,225
Provision for income taxes                              16,097         2,097        51,162         31,678
                                                   -----------   -----------   -----------    -----------
Income from continuing operations                       25,177         3,280        80,022         49,547
                                                   -----------   -----------   -----------    -----------
Discontinued operations, net of taxes:
     Loss from discontinued operations                    --            --            --           (2,929)
     Gain on sale of discontinued operations              --            --            --           83,820
                                                   -----------   -----------   -----------    -----------
     Total discontinued operations, net of taxes          --            --            --           80,891
                                                   -----------   -----------   -----------    -----------
Net income                                         $    25,177   $     3,280   $    80,022    $   130,438
                                                   ===========   ===========   ===========    ===========

Basic income (loss) per share:
     Income from continuing operations             $       .67   $       .08   $      2.07    $      1.23
     Loss from discontinued operations                    --            --            --             (.07)
     Gain on sale of discontinued operations              --            --            --             2.10
                                                   -----------   -----------   -----------    -----------
     Net income                                    $       .67   $       .08   $      2.07    $      3.26
                                                   ===========   ===========   ===========    ===========

Diluted income (loss) per share:
     Income from continuing operations             $       .67   $       .08   $      2.05    $      1.22
     Loss from discontinued operations                    --            --            --             (.07)
     Gain on sale of discontinued operations              --            --            --             2.05
                                                   -----------   -----------   -----------    -----------
     Net income                                    $       .67   $       .08   $      2.05    $      3.20
                                                   ===========   ===========   ===========    ===========

Weighted average common shares:
     Basic                                              37,335        40,245        38,584         39,998
                                                   ===========   ===========   ===========    ===========
     Diluted                                            37,652        40,737        39,094         40,733
                                                   ===========   ===========   ===========    ===========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands)

                                                                February 27,   May 30,
                                                                   2000         1999
                                                                ----------   ----------
                                                                (Unaudited)
                                ASSETS
CURRENT ASSETS:
    Cash and temporary cash investments                         $   23,682   $   15,958
    Accounts and notes receivable, less allowance for
         doubtful accounts of $7,345 and $7,570, respectively      298,477      303,337
    Inventories                                                    197,360      168,836
    Other current assets                                            86,316       94,007
                                                                ----------   ----------
    Total Current Assets                                           605,835      582,138
                                                                ----------   ----------

PROPERTIES:
    Property, plant and equipment, at cost                       1,368,053    1,242,238
    Accumulated depreciation                                       571,904      477,292
                                                                ----------   ----------
    Total Properties, net                                          796,149      764,946
                                                                ----------   ----------

OTHER ASSETS:
    Intangibles, net of amortization of
       $37,766 and $24,551, respectively                           571,676      551,486
    Other assets                                                    23,382       13,306
                                                                ----------   ----------
    Total Other Assets                                             595,058      564,792
                                                                ----------   ----------

TOTAL ASSETS                                                    $1,997,042   $1,911,876
                                                                ==========   ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current installments of long-term obligations               $    5,253   $    2,651
    Accounts payable and accrued expenses                          375,291      398,174
    Dividends payable                                                8,113        8,353
    Federal and state income taxes payable                          51,456       30,308
                                                                ----------   ----------
    Total Current Liabilities                                      440,113      439,486

LONG-TERM OBLIGATIONS                                              764,430      631,286

DEFERRED LIABILITIES                                               122,337      124,690

SHAREHOLDERS' EQUITY                                               670,162      716,414
                                                                ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $1,997,042   $1,911,876
                                                                ==========   ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                    Nine Months Ended
                                                                    -----------------
                                                                 February 27,  February 28,
                                                                    2000          1999
                                                                  ---------    ---------

Net cash provided from continuing operations                      $ 150,130    $  20,816
                                                                  ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                          (113,694)     (96,141)
     Proceeds from disposition of property, plant and equipment       6,173          951
     Acquisitions and equity investment                             (37,273)    (127,773)
     Other                                                           (6,432)        --
                                                                  ---------    ---------
     Net cash used in investing activities                         (151,226)    (222,963)
                                                                  ---------    ---------

Cash flows from financing activities
     Issuance of long-term obligations                                 --        330,000
     Repayment of long-term obligations                              (2,268)    (436,398)
     Issuance of commercial paper                                   137,555         --
     Issuance of notes payable to banks, net                           --         16,200
     Unexpended industrial revenue bond proceeds                       --          5,965
     Cash dividends paid                                            (25,512)     (24,831)
     Issuance of common stock                                         2,953        9,224
     Repurchase of treasury stock                                  (103,908)     (48,178)
                                                                  ---------    ---------
     Net cash provided by (used in) financing activities              8,820     (148,018)
                                                                  ---------    ---------


Net cash provided by discontinued operations                           --        352,326
                                                                  ---------    ---------

Increase in cash and temporary cash investments                       7,724        2,161

Cash and temporary cash investments - beginning of period            15,958       11,932
                                                                  ---------    ---------

Cash and temporary cash investments - end of period               $  23,682    $  14,093
                                                                  =========    =========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Dollar amounts in thousands unless otherwise noted.

1.  BASIS OF PRESENTATION
In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in these financial statements have been omitted. The results of operations for the nine-month periods ended February 27, 2000 and February 28, 1999 are not necessarily indicative of the operating results for the full year.

2.  ACQUISITIONS
The Company acquired the assets of Steinfeld's Pickle Products, a pickle producer located in Portland, Oregon, on July 1, 1999 and Dairy Express, Inc., a dairy distributor based in the Philadelphia area, on July 16, 1999. These acquisitions were accounted for as purchases and have been recorded using preliminary valuations of the assets and liabilities acquired. Goodwill arising from these acquisitions will be amortized over periods of up to 40 years. Operating results of each acquisition have been included in the Company's results of operations since the date of acquisition. On August 23, 1999, the Company acquired an equity investment interest in White Wave, Inc., a processor of soy based products; the results of which are included in the Specialty segment earnings. The acquisitions and equity investment were made for cash totaling $37.3 million.

3. DISCONTINUED OPERATIONS
On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc. Accordingly, fiscal 1999 Vegetables segment results are presented as discontinued operations. For the nine months ended February 28, 1999, net sales of discontinued operations were $139.8 million. Loss from discontinued operations for the nine months ended February 28, 1999 includes allocated interest expense of $2.5 million and is net of an income tax benefit of $1.9 million.

4.  INVENTORIES
Inventories by class at February 27, 2000 and May 30, 1999 are as follows:

                                                February 27, May 30,
                                                   2000       1999
                                                 --------   --------

Raw materials and supplies                       $ 50,801   $ 52,482
Materials in process                               16,237     11,292
Finished goods                                    140,192    114,776
                                                 --------   --------
                                                  207,230    178,550
Less:  Excess of current cost over stated
       value of last-in, first-out inventories      9,870      9,714
                                                 --------   --------
Total inventories                                $197,360   $168,836
                                                 ========   ========

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the third quarters ended February 27, 2000 and February 28, 1999 was $28.5 million and $23.7 million, respectively. For the nine months ended February 27, 2000 and February 28, 1999, depreciation and amortization expense was $84.1 million and $66.8 million, respectively.

6.  BUSINESS SEGMENT INFORMATION
The Company's business segment information for the quarters and nine months ended February 27, 2000 and February 28, 1999 is as follows:

                           Dairy       Pickles    Specialty     Corporate    Consolidated
                           -----       -------    ---------     ---------    ------------
THIRD QUARTER ENDED
February 27, 2000
Net sales               $  785,541   $   85,283   $  105,992   $        -    $  976,816
Operating earnings      $   36,399   $    5,442   $   18,920   $   (6,327)   $   54,434

February 28, 1999
Net sales               $  803,333   $   82,418   $  109,418   $        -    $  995,169
Operating earnings(1)   $    6,730   $    1,336   $   15,957   $   (7,936)   $   16,087

NINE MONTHS ENDED
February 27, 2000
Net sales               $2,449,475   $  272,065   $  323,646   $        -    $3,045,186
Operating earnings      $  114,367   $   25,770   $   55,579   $  (28,027)   $  167,689
Identifiable assets     $1,367,623   $  221,295   $  293,260   $  114,864    $1,997,042

February 28, 1999
Net sales               $2,196,940   $  261,712   $  295,998   $        -    $2,754,650
Operating earnings(1)   $   69,296   $   21,322   $   42,569   $  (24,748)   $  108,439
Identifiable assets     $1,225,542   $  197,895   $  257,359   $   70,969    $1,751,765

(1) Pickles segment operating earnings for the fiscal 1999 third quarter and nine-month periods include a pre-tax charge for a plant closure of $7.7 million.


7. SHARE REPURCHASE

The Company may, from time to time, repurchase shares of its common stock in the open market or in privately negotiated transactions at a price reasonably related to the then prevailing market price. During the first nine months of fiscal 2000 the Company repurchased a total of 2,692,900 shares, which are carried at cost. During the third quarter of fiscal 2000, the Company's Board of Directors authorized a 2.0 million share increase in its common share authorization for repurchase. As of April 11, 2000 the Company has 1,210,001 shares remaining available for repurchase under the current Board of Directors authorization.

8. LEGAL PROCEEDINGS
See PART II, Item 1 for a discussion of pending legal proceedings.

9. SUBSEQUENT EVENT
On April 12, 2000, Dean Foods announced its intentions to close a Sacramento dairy plant. This plant closure should take place in the fourth quarter of fiscal 2000 and will result in a fourth quarter fiscal 2000 charge of approximately 3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER FISCAL 2000 VERSUS THIRD QUARTER FISCAL 1999

RESULTS OF CONTINUING OPERATIONS
Net sales for the third quarter of fiscal 2000 were $976.8 million, down $18.4 million, or 1.8%, from $995.2 million in the third quarter of fiscal 1999. The decline in net sales is primarily the result of the pass-through of lower raw milk costs in the Dairy segment. Operating earnings for the third quarter of fiscal 2000 were $54.4 million, an increase of $30.6 million from operating earnings before plant closure charge of $23.8 million in the third quarter of fiscal 1999. The operating earnings for the fiscal 1999 third quarter of $16.1 million included a $7.7 million pre-tax, $4.7 million or $.12 per diluted share after-tax, plant closure charge. Fiscal year 2000 third quarter net income was $25.2 million, or $.67 per diluted share, compared to $3.3 million, or $.08 per diluted share, in the comparable period of the prior year.

BUSINESS SEGMENTS
     DAIRY - Net sales for the fiscal 2000 third quarter of $785.5 million were $17.8 million, or 2.2%, lower than sales of $803.3 million in the prior year. Net sales decreased in the Dairy segment primarily due to the pass-through of lower raw milk costs. Although net sales decreased, volume increased by 8.8%, due to acquisitions. Dairy segment operating earnings in the third quarter increased $29.7 million to $36.4 million compared to the same period of fiscal 1999. The Company's fluid, ice cream, and extended shelf life (ESL) businesses all benefited from improved commodity prices. Additionally, the fluid business benefited from increased plant efficiencies and plant rationalization, while the ESL business benefited from volume growth. Commodity pricing benefits in the ice cream business were offset by lower volume and a planned one-month shutdown at one plant for the installation of new and more efficient equipment.

     PICKLES - Net sales increased 3.5% to $85.3 million in the third quarter of fiscal 2000 from $82.4 million in the third quarter of fiscal 1999. The increase is solely attributable to the first quarter fiscal 2000 acquisition of the Steinfeld's Pickle Company located in Portland, Oregon. Pickles segment net sales, excluding the Steinfeld's acquisition, were 4.2% lower than the previous years' quarter. Operating earnings of $5.4 million decreased $3.6 million from earnings before plant closure charge of $9.0 million a year ago. The decline in earnings is a result of depressed pricing and reduced margins due to aggressive promotion by the branded market leader, as well as poor crop conditions experienced over the past year. Fiscal 1999 third quarter operating earnings of $1.3 million include a $7.7 million pre-tax charge related to a Michigan plant closure.

     SPECIALTY - Specialty segment net sales of $106.0 million for the third quarter were $3.4 million below sales for the same period a year ago. The sales decrease is primarily due to the decision to discontinue a large volume, low margin co-packing agreement. When compared to the same period last year, operating earnings for the third quarter increased 18.6% to $18.9 million. The increase in earnings is primarily the result of the acquisition of Custom Food Processors, a powder producer, and the improvement in operating efficiencies in the Dean Dip and Dressing division.

CORPORATE
Corporate expenses of $6.3 million decreased $1.6 million in the third quarter of fiscal 2000 versus the same period of the prior year, due to lower incentive and stock-based compensation expenses.

INTEREST EXPENSE
Third quarter interest expense of $13.4 million was $2.5 million higher than the third quarter of fiscal 1999. The increase over the prior year was primarily a result of higher debt levels due to funding acquisitions and stock repurchases with debt.


NINE MONTHS ENDED FISCAL 2000 VERSUS NINE MONTHS ENDED FISCAL 1999

RESULTS OF CONTINUING OPERATIONS
Net sales for the first nine months of fiscal 2000 were $3,045.2 million, $290.5 million, or 10.5%, higher than sales of $2,754.7 million in the comparable period of fiscal 1999. Net sales increased in all business segments primarily as a result of acquisitions. Operating earnings were $167.7 million in fiscal 2000, an increase of $51.5 from operating earnings before the plant closure charge of $116.2 million in fiscal 1999. The operating earnings for the first nine months of fiscal 1999 of $108.4 million included a $7.7 million pre-tax, $4.7 million or $.12 per diluted share after-tax, plant closure charge. Net income for the first nine months of fiscal 2000 was $80.0 million, or $2.05 per diluted share, versus $130.4 million, or $3.20 per diluted share, in fiscal 1999. Net income in fiscal 1999 included a $83.8 million, or $2.05 per diluted share, gain on sale of discontinued operations and a $2.9 million, or $.07 per diluted share, loss from discontinued operations.

BUSINESS SEGMENTS
     DAIRY - Net sales in the Dairy segment of $2,449.5 million were $252.5 million, or 11.5%, higher than sales of $2,196.9 million in the prior year. The majority of the sales increase was related to acquisitions completed during the second half of fiscal 1999, as well as a volume increase in the ESL business. Operating earnings increased $45.1 million to $114.4 million from $69.3 million in the prior year. The Company's fluid, ice cream and ESL businesses have all experienced earnings improvements during the first nine months of fiscal 2000 as a result of better commodity prices and plant efficiencies.

     PICKLES - Pickles segment net sales of $272.1 million were $10.4 million higher than fiscal 1999 primarily due to the Steinfeld's acquisition completed in early fiscal 2000. Pickles segment net sales, excluding the Steinfeld's acquisition, were 5.5% lower than the comparable period. Fiscal 2000 operating earnings of $25.8 million decreased $3.3 million before the plant closure charge, from $29.1 million in the prior year. The earnings decrease is primarily the result of depressed market pricing due to aggressive promotion by the branded market leader, which was partially offset by the earnings of the Steinfeld's acquisition. Net operating earnings in the first nine months of fiscal 1999 of $21.3 million include a $7.7 million pre-tax charge related to a Michigan plant closure.

     SPECIALTY - Net sales in the first nine months of fiscal 2000 increased $27.6 million, or 9.3%, to $323.6 million. Operating earnings of $55.6 million increased $13.0 million, or 30.6%, compared to the same period of the prior year. The sales and earnings increases are primarily due to two fiscal 1999 acquisitions. Additionally, the Dean Dip and Dressing division continued to experience higher earnings in comparison to the prior year, reflecting improved operating efficiencies and lower advertising expenses.

CORPORATE
Corporate expenses increased $3.3 million to $28.0 million for the nine months of fiscal 2000 compared to the same period of the prior year, primarily due to costs associated with the Company's enterprise-wide information systems initiative.

INTEREST EXPENSE
Interest expense for the nine months of fiscal 2000 was $37.1 million, an increase of $9.2 million over the same period in the prior fiscal year. The increase is the result of higher average borrowings to fund acquisitions and stock repurchases.

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes, was $2.9 million for the nine months ended February 28, 1999. On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc. The sale of the discontinued operations resulted in an after-tax gain of $83.8 million, or $2.05 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of February 27, 2000 there have been no material changes in the Company's liquidity or its capital resources from those described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999. Cash and temporary cash investments were $23.7 million at February 27, 2000.

     Working capital at February 27, 2000 was $165.7 million compared to $142.7 million at May 30, 1999. Inventories at February 27, 2000 were $197.4 million, an increase of $28.5 million over the May 30, 1999 balance. The increase in inventories was primarily the result of the Dairy and Pickles acquisitions completed during the fourth quarter of 1999 and the first quarter of fiscal 2000, respectively.

     Seasonal working capital requirements are funded using the Company's Commercial Paper Program, which was entered into during the fourth quarter of fiscal 1999. During fiscal 1999, prior to the Commercial Paper program, seasonal working capital requirements were funded utilizing the Company's Revolving Credit Agreement, which matures in 2003. The Company classifies Commercial Paper and Revolving Credit Agreement borrowings as long-term. At February 27, 2000 and May 30, 1999 there were no short-term borrowings outstanding.

     CASH FLOWS - Cash and temporary cash investments increased $7.7 million during the first nine months of fiscal 2000. Net cash provided from continuing operations was $150.1 million for the first nine months of fiscal 2000 compared to $20.8 million in the comparable period of last year. The fiscal 2000 increase in net cash provided from continuing operations reflects higher operating earnings before depreciation and amortization.

     Net cash used in investing activities was $151.2 million for first nine months of fiscal 2000 versus $223.0 million in the first nine months of fiscal 1999. Fiscal 2000 investing activities include $37.3 million of cash paid for acquisitions and an equity investment compared to $127.8 million paid for acquisitions during the first nine months of fiscal 1999. The Company continues to assess acquisition candidates in each of its business segments. Capital expenditures during the first nine months of fiscal 2000 were $113.7 million versus $96.1 million in the same period of the prior year. The increase in capital spending reflects the Company's continued focus on investing in innovative product growth, improved production efficiencies and expansion of existing product lines. Fiscal 2000 investing activities also include $6.4 million related to the continued investment in the Company's enterprise-wide information systems initiative.

     Net cash provided by financing activities was $8.8 million for the first nine months of fiscal 2000 versus net cash used in financing activities of $148.0 million in the prior year. Fiscal 2000 financing activities include $137.6 million of additional borrowings under the Company's Commercial Paper program offset in part by the repurchase of treasury shares totaling $103.9 million. Fiscal 1999 financing activities included net long-term debt repayments totaling $106.4 million and the repurchase of $48.2 million of treasury shares.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 27, 2000 there have been no material changes in the Company's market risk exposure as described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10   Severance / Separation Agreement

               11   Basic and Diluted Income per Share

               12   Computation of Ratio of Earnings to Fixed Charges

               27   Financial Data Schedules




         (b)   Reports on Form 8-K

               The Company filed a Current Report on Form 8-K, dated February 29, 2000, with regards to the Company's press release dated February 18, 2000, "McManaman Resigns as Dean Foods Chief Financial Officer."

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 DEAN FOODS COMPANY
                                                --------------------
                                                     (Registrant)





DATE:      April 12, 2000                       /s/ WILLIAM M. LUEGERS, JR.
           --------------                       -------------------------------
                                                WILLIAM M. LUEGERS, JR.
                                                Vice President & Treasurer