Form 10-K405
period 2000-05-28
DEAN FOODS CO
filed 2000-08-08
CIK 27500

                                 UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 [NO FEE REQUIRED]

                     For the fiscal year ended May 28, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


         For the transition period from               to
                                        -------------    ---------------

                          COMMISSION FILE NO.: 1-08262

                               DEAN FOODS COMPANY
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     36-0984820
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

3600 N. RIVER ROAD, FRANKLIN PARK, ILLINOIS                       60131
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

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of Common Stock, Par Value $1 Per Share, of the Registrant outstanding as of August 1, 2000 was 35,536,520. The aggregate market value of such outstanding shares on August 1, 2000 was $1.26 billion, based upon the closing price for the Common Stock on the New York Stock Exchange on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference in the respective Parts hereof indicated:

1. Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on September 26, 2000 (referred to herein as the "Company's 2000 Proxy Statement"): Part III

2. Registrant's Current Report on Form 8-K dated July 20, 2000 (referred to herein as "The Company's Form 8-K dated July 20, 2000"): Part I and
     Part II

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

        Dean Foods Company and its subsidiaries ("the Company") is engaged in the processing, distribution and sales of dairy, pickle and specialty food products. The predecessor to Dean Foods Company was incorporated in Illinois in 1925.

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

STRATEGIC DIRECTION

        The Company's primary objective is the maximization of shareholder value through long-term stock appreciation and dividend growth. The Company continues to refine and execute its previously announced long-term strategic plan, the underlying goal of which is to improve profitability and enhance shareholder value. The Company's strategy remains focused on profitable top-line growth, primarily through new product introductions and acquisitions, and continuous margin improvement through cost reduction initiatives.

        On July 27, 1998, as part of the Company's on-going strategic review, the Company announced the divestiture of the its Vegetables segment to Agrilink Foods, Inc. ("Agrilink"). On September 23, 1998, the transaction closed for cash consideration of $378.2 million, a $30.0 million Agrilink subordinated note and Agrilink's aseptic foods business, which was valued at $80.2 million. Vegetables segment results of operations are presented as discontinued operations in the financial statements and other financial information presented in The Company's Form 8-K dated July 20, 2000 and incorporated herein by reference.

BUSINESS ACQUISITIONS

        Acquisitions continue to be an important part of the Company's strategy. The Company's acquisition strategy focuses on food companies having a well-established reputation for quality products and services that meet selected financial criteria, including return on invested capital and market value added. The Company continues to take advantage of industry consolidation trends, specifically within the dairy segment, and to focus on companies that can provide significant operating efficiencies. The Company has completed 26 acquisitions in the last five fiscal years. These companies, businesses and assets were acquired for cash, installment notes or a combination thereof, except for the fiscal 1999 and 1998 acquisitions of U.C. Milk Company, Berkeley Farms, Purity Dairies and Coburg Dairy, which were stock purchases. The listing below summarizes the acquisitions completed by fiscal year:

       FISCAL YEAR 2000
          Dairy Express, a dairy processor                               Philadelphia, Pennsylvania
          Steinfeld's Pickle Products, a pickle processor                Portland, Oregon
       FISCAL YEAR 1999
          Alta Dena Certified Dairy, a dairy processor                   City of Industry, California
          Berkeley Farms, a dairy processor                              Hayward, California
          U.C. Milk Company, a dairy processor                           Madisonville, Kentucky
          Barber Dairy, a dairy processor                                Birmingham, Alabama
          Hillside Dairy, a dairy processor                              Cleveland Heights, Ohio
          R.G. Clark, a dairy distributor                                Paducah, Kentucky
          Modern Dairy, a dairy distributor                              Ashland, Kentucky
          Ice Cream Products, an ice cream distributor                   Columbia, South Carolina
          Custom Food Processors International, a dry                    New Hampton, Iowa
             ingredients processor
       FISCAL YEAR 1998
          Purity Dairies, a dairy processor                              Nashville, Tennessee
          Coburg Dairy, a dairy processor                                Charleston, South Carolina
          Dairy business of American Stores Company (Lucky               Buena Park, Escondido, San Leandro and
             Stores)                                                         Sacramento, California
          Wengert's Dairy, a dairy processor                             Lebanon, Pennsylvania
          Sani-Dairy Division of Penn Traffic Company, a                 Johnstown, Pennsylvania
             dairy processor
          Maplehurst Dairy, a dairy processor                            Indianapolis, Indiana
          H. Meyer Dairy Company, a dairy processor                      Cincinnati, Ohio
          Milk Products LLC, a dairy processor                           Albuquerque, New Mexico and El Paso, Texas
          Schwartz Pickle Company, a refrigerated pickles                Chicago, Illinois
             processor
          Marie's Salad Dressing, a processor of salad                   Thornton, Illinois
             dressings and vegetable dips
       FISCAL YEAR 1997
          Tri-State Dairy, Inc., a dairy processor                       Miami, Florida
          Meadows Distribution Co., Inc., an ice cream and               Batavia, Illinois
             frozen foods distributor
       FISCAL YEAR 1996
          Norcal Crossetti Foods, Inc., a frozen vegetable               Watsonville, California
             and fruit processor
          Paramount Foods, Inc., a pickle processor                      Louisville, Kentucky
          Rod's Food Products, a specialty foods processor               City of Industry, California
             of aerosol toppings and extended shelf life
             products


        Subsequent to the end of fiscal 2000, the Company completed the acquisitions of the Land O'Lakes Upper Midwest fluid dairy operations and the Nally's pickle business, a pickle processor located in Tacoma, Washington, each for cash consideration.

BUSINESS SEGMENTS

        Information regarding the Company's Dairy, Pickles and Specialty business segments for the last three fiscal years is included, in Note 15 to the consolidated financial statements in The Company's Form 8-K dated July 20, 2000. That information, excluding the first sentence of the footnote, is hereby incorporated by reference.


Dairy Segment

Fluid Milk and Cultured Dairy Products

        The Company processes raw milk and other raw materials into fluid milk and cultured products. The Company believes that it is one of the two largest fluid milk processors in the United States. Although industry data is not available, the Company estimates that it has a 14% market share in domestic fluid milk. Included in the fluid products category is homogenized, low-fat and skim milk plus buttermilk, chocolate milk and juice products. Cultured dairy products include cottage cheese, yogurt and sour cream. The Company also produces and distributes organic dairy products, which include a wide variety of homogenized and pasteurized milk and cultured products.

        Fluid milk and fresh cultured products are sold to grocery store chains, mass merchandisers, convenience stores, smaller retail grocery outlets, warehouse club stores, grocery warehouses, institutional and governmental customers in the Midwest and Midsouth, in parts of the Southeastern, Southwestern and Rocky Mountain states, parts of Pennsylvania and New York, California and Mexico.

        In addition to the strong Dean's brand in the Midwest and Midsouth, fluid milk and cultured dairy products are sold in various areas under well-established labels such as Alta Dena, Barber's, Berkeley Farms, Land O' Lakes, Coburg, Cream o'Weber, Creamland, Gandy's, Mayfield, McArthur, Meadow Brook, Price's, Purity, Reiter, T.G. Lee, Verifine and Wengert's. A substantial portion of the Company's fluid milk and cultured products volume is sold under private labels.

        The fluid milk and cultured products business is extremely competitive and productivity is very important. The Company continues to reinvest a substantial portion of its total capital budget in its dairy plants and distribution systems to maintain and improve efficiencies. Fiscal 2000, 1999 and 1998 major capital expenditures included the new and continued installation of small plastic bottle (Milk Chugs) filling lines at plants located in Alabama, California, Florida, Illinois, Pennsylvania and Utah. Fiscal 2000 and 1999 expenditures include spending associated with new wrap-around labeling equipment at the Florida dairy plants and spending associated with the Company's enterprise wide information systems initiative. Fiscal 2000 expenditures also included spending related to distribution equipment in the Florida, Alabama and Ohio dairies. Fiscal 1999 expenditures included cooler expansion at its Sharpsville, Pennsylvania facility, as well as costs associated with production consolidation at its Southwest facilities. Fiscal 1998 expenditures included costs associated with the completion of a fluid milk plant in Braselton, Georgia. Major capital expenditures in fiscal 1997 included the initial construction of the new Braselton, Georgia, fluid milk processing plant, expansion of the filler room at the Sharpsville, Pennsylvania facility and new labeling equipment at the Athens, Tennessee plant. Capital expenditures during fiscal 1996 included installation of a small plastic bottle filling line at its Athens, Tennessee dairy plant, the expansion of the Erie, Pennsylvania milk cooler and additional processing capacity at the Company's Rochester, Indiana and Huntley, Illinois milk plants.

        Sales of fluid milk and cultured products to unaffiliated customers for the fiscal years 2000, 1999, and 1998 were $2.6 billion, $2.4 billion and $1.6 billion, respectively.

Ice Cream and Frozen Novelties

        The Company produces packaged and bulk ice cream products which are sold through grocery store chains, mass merchandisers, convenience stores, smaller retail grocery outlets, restaurants and other foodservice outlets. The product line includes ice cream (regular, low-fat and non-fat), fruit sherbets, frozen yogurts, and novelties made with ice cream, sherbet and ices. These products are sold under a variety of regional brands and numerous private labels in the Midwest, Mid-South, Southeast, Southwest, California, parts of the Rocky Mountain states, Pennsylvania, New York, California and Mexico. The brands include Dean's, Dean's Country Charm, Alta Dena, Bud's of San Francisco, Barber's, Berkeley Farms, Creamland, Cream o'Weber, Gandy's, Price's, Purity, Fitzgerald, Fieldcrest, Mayfield, McArthur/T.G. Lee, Reiter and Verifine. Sales of ice cream and frozen dessert products are substantially greater during the summer months than during the rest of the year. Additionally, the Company produces and supplies Baskin-Robbins ice cream products in the Midwest and Southwest.

        Fiscal 2000 capital expenditures included the purchase and expansion of ice cream storage facilities in the Alabama dairies, as well as the purchase and installation of two-piece carton equipment in the Georgia dairy. Fiscal 1999 and 1998 capital expenditures included the purchase and installation of frozen novelties vending machines in the Midsouth. Capital expenditures during fiscal 1999 also included freezer expansion at the Birmingham, Alabama facility and the purchase of freezer equipment for the Company's Athens, Tennessee facility. Fiscal 1998 capital expenditures included the expansion of an ice cream storage facility. Capital expenditures during fiscal 1997 and fiscal 1996 included additional processing equipment at the Company's Belvidere, Illinois and Athens, Tennessee ice cream plants.

        Sales to unaffiliated customers for the fiscal years 2000, 1999 and 1998 were $483 million, $467 million and $332 million, respectively.

Extended Shelf Life

        The Company processes extended shelf life fluid, aerosol and other dairy products. Extended shelf life products include flavored milks, non-dairy coffee creamers, whipping creams, half-and-half dairy creamers, aerosol whipped creams and non-dairy toppings, coffee creamers and lactose-reduced milks.

        Extended shelf life products are distributed nationally under Dean brands including Dairy Pure, Dean Ultra and Easy 2%, as well as well-known licensed national brands and private labels. The extended shelf life products business is extremely competitive and productivity is very important. The Company continues to reinvest in its extended shelf life plants and distribution systems to maintain and improve efficiencies. Fiscal 2000 and 1999 capital expenditures included investments in small bottle lines and infrastructure improvements to the Murray, Kentucky facility. Fiscal 1999 capital expenditures included cooler capacity. Capital expenditures in fiscal 1998 included investment in a new high-temperature processor and cooler expansion at its Murray, Kentucky plant. In fiscal 1997, the Company divested its Ready Foods plant in Philadelphia, Pennsylvania and consolidated production into the Murray, Kentucky facility, where the Company invested in a new aerosol filling line. During fiscal 1996, capital expenditures included the installation of new racking and inventory systems and cooler expansion at its Murray, Kentucky plant.

        Sales of extended shelf life products to unaffiliated customers for fiscal 2000, 1999 and 1998 were $184 million, $167 million and $147 million, respectively.

Pickles Segment

Pickles, Relishes and Specialty Items

        The Company is one of the largest pickle processors and marketers in the United States. Pickles, relishes, pickled peppers and other assorted specialty items are sold nationally under brand names, including Arnold's, Atkins, Aunt Jane's, Cates, Dailey, Heifetz, Paramount, Peter Piper, Rainbo, Roddenbery, Schwartz and Steinfeld's. Branded and private label products are marketed and distributed to grocery store chains, wholesalers and the foodservice industry and in bulk to other food processors.

        Capital expenditures in fiscal 2000 included the purchase of a produce cooler for the Green Bay facility and investments in a warehouse management system. During fiscal 1999, the Company closed its Croswell, Michigan plant and consolidated production into existing facilities and continued to modernize its remaining manufacturing facilities. Fiscal 1999 capital expenditures included costs to further automate pickle production at the Faison, North Carolina facility. Capital expenditures in fiscal 1998 included non-fermenting processing equipment, a new water treatment system and banana pepper handling equipment. During fiscal 1997 the Company closed its Eaton Rapids, Michigan plant and consolidated production. During fiscal 1996, capital improvements were made to upgrade and modernize the Company's manufacturing facilities and reduce transportation costs.

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

        Sales to unaffiliated customers for the fiscal years 2000, 1999 and 1998 were $379 million, $364 million and $349 million, respectively.

Specialty Segment

Powdered Products

        Non-dairy coffee creamers are the Company's principal powdered products. However, as a result of the fiscal 1999 acquisition of a New Hampton, Iowa manufacturing facility, the Company's capabilities have been extended into shortening powders and other high fat formulas used in baking, beverage mixes, gravies and sauces. Our core business includes premium and low-fat powdered products sold primarily under private labels to vending operators, office beverage service companies and institutional foodservice distributors with national distribution to restaurants, schools, health care institutions, hotels, vending and fast-food operators. Non-dairy creamers are also sold for private label distribution to all classes of the retail trade and sold in bulk to a number of other food companies for use as an ingredient in their food products. Powdered products are also sold to international customers in Australia, Canada, the Far East, Mexico, South America, Europe, Africa and the Middle East. The Company believes that it is the largest manufacturer of powdered non-dairy coffee creamers in the United States. The Company's non-dairy coffee creamers are an economical and convenient substitute for milk and cream. These products require no refrigeration and have long shelf lives.

        While continuing to grow its non-dairy creamer business, the Company entered into the nutritionally-based products market in fiscal 1999. The nutritional beverage operations were acquired in conjunction with the Vegetables segment disposition, which was sold to Agrilink Foods, Inc. on September 23, 1998. The Company will leverage its private label expertise and launch beverages in the meal supplement, weight loss and sports categories.

        The Company, through an affiliate, provides stabilizers and other dry ingredients to customers in the United Kingdom, Continental Europe and other foreign markets.

        Capital expenditures in fiscal 2000 included the purchase and installation of equipment to increase creamer capacity and the purchase and installation of emission and waste treatment equipment at the Wayland, Michigan facility. There were no major capital expenditures during fiscal 1999. Fiscal 1998 and fiscal 1997 capital expenditures included the construction of a new dryer in Wayland, Michigan, which began operation during the third quarter of fiscal 1998. Capital expenditures during fiscal 1996 included the construction of a new production facility in the United Kingdom.

        Sales to unaffiliated customers for the fiscal years 2000, 1999 and 1998 were $206 million, $176 million and $161 million, respectively.

Salad Dressings, Dips, Sauces and Puddings

        The Company manufactures snack dips, low-fat sour cream and sour cream replacements at its Rockford, Illinois facility. These products are sold nationally, but primarily east of the Rockies, under the Dean's, King and private label brands in supermarkets and other retail outlets through direct warehouse delivery. Dean's brand dips are available in regular, low-fat and non-fat varieties. At the beginning of fiscal 1998, the Company completed the acquisition of the Marie's business. The Marie's product line includes refrigerated salad dressings, vegetable dips, salsas and fruit glazes, which are marketed in the produce section of supermarkets. Dean's dips and Marie's refrigerated salad dressings are the leading brand names in their respective categories. Marie's dips are the second leading produce dip. The Company acquired Rod's Food Products in fiscal 1996, which increased West Coast presence of Dean's product lines. Rod's supplies a large and growing Western United States customer base with retail snack dips and other oil-based products, as well as flavored salad dressings for the foodservice trade. Retail products are sold under the Rod's, Imo and Chivo brand names and a number of private labels.

        The Company produces aseptic products including ready-to-serve natural cheese sauces, puddings and other specialty sauces. These products are sterilized under a process which allows storage for prolonged periods without refrigeration. Aseptic products are sold nationally, primarily under private labels, to distributors that supply restaurants, schools, hotels and other segments of the foodservice industry.

        There were no major capital expenditures in fiscal 2000. Capital expenditures during fiscal 1999 included a small-pouch filler line at the Company's Dixon, Illinois plant. Fiscal 1998 capital expenditures included receiving room upgrades at the Company's City of Industry, California facility. There were no major capital expenditures during fiscal years 1997 and 1996.

        Sales to unaffiliated customers for the fiscal years 2000, 1999 and 1998 were $200 million, $199 million and $147 million, respectively.

DFC Transportation

        DFC Transportation Company, a transportation and logistics subsidiary of the Company, operates nationally with a fleet of approximately 129 tractors and 200 trailers, providing less-than-truckload refrigerated and frozen cartage service. Its customers include food and industrial companies. A significant portion of its revenues is derived from the brokerage of various types of freight.

        Revenues from unaffiliated customers for fiscal years 2000, 1999, and 1998 were approximately $26 million, $32 million and $27 million, respectively. Revenues relating to hauling products for other divisions and subsidiaries of the Company have been eliminated in consolidation.

RAW MATERIALS AND SUPPLIES

        The Company's business depends on obtaining adequate supplies of raw and processed agricultural products. Historically, the Company has been able to obtain adequate supplies of agricultural products.

        Raw milk and other agricultural products are generally purchased directly from farmers and farm cooperatives. The Company generally does not have long-term purchase contracts for agricultural products. The price of raw milk is extensively regulated. On average, raw milk costs were lower in fiscal 2000 than in fiscal 1999. With the exception of three months during the second fiscal quarter of 2000, raw costs have been in a relatively stable range. In fiscal 1999, raw costs increased early in the second quarter, increased again in the third quarter and then fell sharply in the fourth quarter. Early fiscal 1999 raw milk costs were higher in comparison to the same period of the prior year and continued to increase to record high levels by the end of the third quarter and beginning of the fourth quarter. Costs fell sharply during the last two months of the fourth quarter of fiscal 1999 to a level below fiscal 1998 year-end costs. Early indications are that raw milk costs should remain in a relatively stable range; significant run-ups are not currently anticipated. Additionally, advanced forward milk pricing was adopted by the national federal order system in January of 2000, substantially reducing the quarterly earnings volatility associated with the previous federal order milk pricing system.

        The Company produces most of its plastic gallon and half-gallon containers for its fluid milk business. Glass containers for pickles and related products are purchased from one primary supplier.

        Certain commodities, such as corn syrups, vegetable oils, sugar and casein, and various packaging supplies are purchased from numerous sources on a normal purchase order basis, with cucumbers purchased under seasonal grower contracts. The Company is confident that any lost supplier requirements could be replaced in the ordinary course of business.

        In its Pickles operations, the Company supplies seed and advises growers regarding planting techniques. In addition, the Company monitors and arranges for the control of insects, directs the harvest, and, for some crops, provides automated harvesting service.

        Unfavorable weather conditions in the Southeast and Midwest led to lower quality and inconsistent cucumber crops during fiscal 2000. The reduced volume from local crops in conjunction with higher volumes and higher costs from Mexico resulted in higher fiscal 2000 cucumber costs as compared with fiscal 1999. Fiscal 1999 cucumber costs approximated fiscal 1998 and fiscal 1997 costs. Fiscal 2001 cucumber costs are expected to be slightly lower than fiscal 2000 costs.


DISTRIBUTION

        Dairy products are delivered directly to grocery chain stores or warehouses from the Company's processing plants. Products are delivered by the Company, in trucks that it owns or leases, and by independent distributors. In certain states, products are also delivered to the Company's distribution branches from which distribution is then made to customers. The Company has continued its efforts to streamline its distribution system for dairy products. Major economies have been effected in recent years through consolidation of distribution branches and routes, with emphasis on direct truck delivery to retail stores and warehouses of grocery chains. The Company's Pickles and Specialty products are delivered to warehouses and food distributors by the Company's fleet of trucks and outside freight carriers.

COMPETITION

        The Company's business is highly price competitive with relatively low operating margins, consistent with other food companies. Quality and customer service are important factors in securing and maintaining business. An important aspect of the Company's service to customers is computer ordering, shipping and billing services. Referred to in the food industry as "Efficient Consumer Response", the Company has over the last several years made a substantial commitment to this effort. The Company's Dairy business operates in a number of different geographical markets. In these markets the company competes against national, regional and local companies. In certain markets, some supermarket chain stores have their own dairy products processing plants. There are usually a number of competitors in each major market and product class. Some of the competitors have greater sales and assets than the Company's operations in that market. The Company's Pickles and Specialty products are marketed nationally and, in some cases, internationally. The degree of penetration and competitive conditions in each market varies, but the Company does not believe it has any material competitive advantage in any of its major markets or product classes.

EMPLOYEES

        The Company employs approximately 13,300 employees (13,000 full-time). Approximately 5,600 employees are represented by the International Brotherhood of Teamsters and other unions under 64 collective bargaining agreements. Twenty-eight of these agreements expire during fiscal 2001. Generally, the Company considers its employee relations to be very good.

       The Company has approximately 800 seasonal positions at its pickle processing plants, principally during the summer months. At times, the Company has experienced difficulties in meeting seasonal employee needs. A number of strategies have been employed to retain seasonal employees including incentive programs and employee sharing programs.

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


ITEM 2.  PROPERTIES.

        The Company owns sixty-two of its processing plants (three of which are subject to mortgage) and leases the other five under leases expiring from fiscal 2001 through fiscal 2007. The Company has owned and leased distribution branches and storage warehouses located throughout the country. The Company considers its properties suitable and adequate for the conduct of its business. Production facilities are principally operated at or near capacity levels, but generally on the basis of fewer than three shifts per day.

        Further information relating to the Company's leases is contained in
Note 10 to the consolidated financial statements appearing in The Company's Form 8-K dated July 20, 2000. Such information is hereby incorporated by reference.

        The locations of the Company's processing facilities, by product category within business segment, are included below:


                                      DAIRY

Fluid Milk and Cultured Dairy Products
         Birmingham, Alabama                                           Woodbury, Minnesota
         Buena Park, California                                        Albuquerque, New Mexico
         City of Industry, California                                  Bismarck, North Dakota
         Escondido, California                                         Cincinnati, Ohio
         Hayward, California                                           Springfield, Ohio
         San Leandro, California                                       Cleaveland Heights, Ohio
         Miami, Florida                                                Belleville, Pennsylvania
         Orange City, Florida                                          Erie, Pennsylvania
         Orlando, Florida                                              Lebanon, Pennsylvania
         Braselton, Georgia                                            Sharpsville, Pennsylvania
         Chemung, Illinois                                             North Charleston, South Carolina
         Huntley, Illinois                                             Sioux Falls, South Dakota
         Rockford, Illinois                                            Athens, Tennessee
         Rochester, Indiana                                            Nashville, Tennessee
         Louisville, Kentucky                                          El Paso, Texas
         Madisonville, Kentucky                                        Lubbock, Texas
         Evart, Michigan                                               Salt Lake City, Utah
         Thief River Falls, Minnesota                                  Sheyboygan, Wisconsin

Ice Cream and Frozen Novelties
         Birmingham, Alabama                                           Belvidere, Illinois
         Buena Park, California                                        Albuquerque, New Mexico
         City of Industry, California                                  Athens, Tennessee
         Emeryville, Louisiana                                         Nashville, Tennessee

Extended Shelf Life
         Jacksonville, Florida                                         Murray, Kentucky
         Richland Center, Wisconsin

                                     PICKLES
Pickles, Relishes and Specialty Items
         Atkins, Arkansas                                              Faison, North Carolina
         LaJunta, Colorado                                             Portland, Oregon
         Cairo, Georgia                                                Scappoose, Oregon
         Chicago, Illinois                                             Green Bay, Wisconsin
         Plymouth, Indiana

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

        Distribution warehouses for the Pickles and Specialty segments are maintained adjacent to many processing plants. The Company maintains powdered product warehouses that it utilizes which are located throughout the United States.


ITEM 3.  LEGAL PROCEEDINGS.

        Information on legal proceedings is contained in Note 14 to the consolidated financial statements included in The Company's Form 8-K dated July 20, 2000. Such information is hereby incorporated by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 28, 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information regarding the Company's executive officers is set forth in
Item 10 of Part III of this Report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock is traded on the New York Stock Exchange under the ticker symbol DF. The range of common stock sales prices for each of the quarters during the past two fiscal years (as reported by the New York Stock Exchange) and the frequency and amount of common stock dividends declared the past two fiscal years are set forth under the caption "Quarterly Financial Data" in The Company's Form 8-K dated July 20, 2000, in the rows captioned "Stock Price Range" and "Dividend Rate". Such rows and the column and row captions related thereto are hereby incorporated by reference.

        The approximate number of holders of record of the Company's common stock on August 1, 2000 was 8,272.

ITEM 6.  SELECTED FINANCIAL DATA.

        Selected financial data for each of the Company's last five fiscal years is set forth in The Company's Form 8-K dated July 20, 2000, under the caption "Summary of Operations". Such selected financial data is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        A discussion of the Company's financial condition, cash flows and results of operations, including information with respect to liquidity and capital resources, is included in The Company's Form 8-K dated July 20, 2000, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation", which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information set forth in The Company's Form 8-K dated July 20, 2000, under the caption "Quantitative and Qualitative Disclosures about Market Risk" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company's consolidated balance sheet as of May 28, 2000 and May 30, 1999 and related consolidated statements of income, cash flows and shareholders' equity for each of the three fiscal years in the period ended May 28, 2000, and the notes thereto, together with the report thereon of independent accountants, are set forth in The Company's Form 8-K dated July 20, 2000. Such financial statements, notes thereto and the report thereon of independent accountants are hereby incorporated by reference.

        Financial data for each quarter within the two most recent fiscal years is set forth under the caption "Quarterly Financial Data" in The Company's Form 8-K dated July 20, 2000, in the rows captioned "Net Sales", "Gross Profit", "Income from Continuing Operations", "Net Income" and "Per Common Share Data:
Basic Income (Loss) Per Share and Diluted Income (Loss) Per Share". Such rows and row captions are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information regarding the Company's directors (including nominees for election at the Company's Annual Meeting of Stockholders to be held September 26, 2000) is set forth in the Company's 2000 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS". Such information is hereby incorporated by reference.

        Information supplied by the Company's executive officers who are not also directors of the Company concerning their ages, business experience, and periods of service as executive officers is as follows:

                                                                                             Served in
                                            Position with                                 such position
                                            the Company                           Age          since
                                            -----------                           ---          -----

Eric A. Blanchard...........................Vice President and President,          44          1999
                                            Dairy Division

Jenny L. Carpenter..........................Vice President                         54          1995

Gary A. Corbett.............................Vice President, Governmental           52          1993
                                            and Dairy Industry Relations

Daniel M. Dressel...........................Vice President,                        57          1999
                                            Human Resources

Neil J. Finerty.............................Vice President,                        55          1997
                                            Industrial Relations

Gary D. Flickinger..........................Vice President,                        59          1993
                                            Manufacturing and Engineering

Daniel E. Green.............................Vice President, Special Projects       55          1999

James R. Greisinger.........................Group Vice President and               60          1992
                                            President, Dean Pickle and
                                            Specialty Products Company

Alan W. Hooper..............................Vice President,                        51          1997
                                            Special Operation Projects

Dale E. Kleber..............................Vice President, Secretary and          44          1999
                                            General Counsel

Barbara A. Klein............................Vice President, Finance and            46          2000
                                            Chief Financial Officer

William M. Luegers, Jr. ....................Vice President and Treasurer           46          1999

Daniel R Morrison...........................Vice President, Corporate Controller   43          2000

George A. Muck..............................Vice President,                        62          1970
                                            Research and Development


Luis P. Nieto...............................Vice President,                        45          1999
                                            Business Strategy

Douglas A. Parr.............................Vice President,                        58          1993
                                            Dairy Sales and Marketing

Dennis J. Purcell...........................Group Vice President and               57          1993
                                            President, Specialty Business Unit

Gary P. Rietz...............................Vice President and                     44          1997
                                            Chief Information Officer

        Each of the executive officers, including executive officers who are also directors, was elected to serve as an executive officer until the next annual meeting of directors, scheduled for September 26, 2000.

        All of the Company's executive officers listed in Part III, Item 10 have been employees of the Company for more than five years, with the exception of Mr. Dressel, Ms. Klein, Mr. Luegers, Mr. Nieto and Mr. Rietz. Prior to assuming their current positions,

- Mr. Blanchard was a Company Vice President and Secretary and General Counsel;
- Ms. Carpenter was the Company's Director of Marketing and Sales-Specialty Foods Division;
- Mr. Corbett was in the Company's sales administration management;
- Mr. Finerty was the Director of Industrial Relations;
- Mr. Flickinger was the Director of Production - Dairy and a divisional general manager;
- Mr. Green was Group Vice President and President-Ryan Foods Company;
- Mr. Greisinger was a Company Vice President and President of Dean Pickle and Specialty Products Company;
- Mr. Hooper was the Company's Director of Strategic Projects;
- Mr. Kleber was Vice President, Associate General Counsel;
- Mr. Morrison was Vice President of Finance for the Dairy Division;
- Mr. Parr was a Company regional sales manager;
- Mr. Purcell was Senior Vice President of Sales and Marketing of Dean Pickle and Specialty Products Company;

Mr. Dressel has been employed by the Company since 1999. Mr. Dressel, prior to his employment with the Company, was Vice President - Human Resources at Kraft Foods, Inc., a diversified food company.

Ms. Klein was employed by the Company in 2000. Ms. Klein, prior to her employment with the Company, was Vice President and Corporate Comptroller of Ameritech Corporation, a telecommunications company.

Mr. Luegers has been employed by the Company since 1996. Prior to assuming his present duties, he was Corporate Controller. Mr. Luegers, prior to his employment with the Company, was Director of Accounting of Brunswick Corporation, a diversified marine and recreational products company.

Mr. Nieto has been employed by the Company since 1999. Prior to assuming his present duties, he was Vice President - Marketing of the Specialty business unit. Mr. Nieto, prior to his employment with the Company, was Director - Ethnic Marketing of Kraft Foods, Inc., a diversified food company.

Mr. Rietz has been employed by the Company since 1997. Mr. Rietz, prior to his employment with the Company, was Business Systems Manager - North American Beverage Division of Quaker Oats Company, a diversified food and beverage company.

ITEM 11.  EXECUTIVE COMPENSATION.

        Information regarding the cash compensation of the Company's executive officers, compensation pursuant to plans and compensation of the Company's directors (including nominees for election at the Company's Annual Meeting of stockholders to be held September 26, 2000) is set forth in the Company's 2000 Proxy Statement under the caption "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS" and under the caption "EXECUTIVE COMPENSATION." Such information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management is set forth in the Company's 2000 Proxy Statement under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such information is hereby incorporated by reference.

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

                                                                      Page No.
                                                                      --------


               (1) Financial Statements

                   The consolidated balance sheets at May 28, 2000 and May 30, 1999, and the related consolidated statements of income, of cash flows and of shareholders' equity for each of the three fiscal years in the period ended May 28, 2000, and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated
                   June 27, 2000, except as to Note 16 which is as of July 10, 2000, as incorporated by reference in Part II, Item 8 of this Report.

               (2) Financial Statement Schedules

                   Report of independent accountants on financial
                   statement schedule                                     17

                   Schedule VIII - Valuation and qualifying accounts      18

                   All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

                   Separate financial statements of the
                   Registrant have been omitted since the
                   Registrant is primarily an operating
                   company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at May 28, 2000, except for indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.

               (3) Exhibits

                   See Exhibit Index                                      19-20

        (b)    Reports on Form 8-K.

               The Company filed a Current Report dated June 5, 2000, with regards to the Company's press release dated May 24, 2000, "Dean Foods Selects New Chief Financial Officer".

               The Company filed a Current Report dated June 27, 2000, with regards to the Company's press release dated June 27, 2000, "Dean Foods Reports Record Fourth Quarter and Fiscal Year Earnings".

               The Company filed a Current Report dated July 20, 2000, with regards to the Company's Fiscal Year ended May 28, 2000, which included the Financials Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data and Quantitative and Qualitative Disclosures about Market Risk.

               The Company filed a Current report dated August 2, 2000, with regard to the Company's press release dated August 1, 2000, "Dean Foods Elects New Corporate Controller".

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DEAN FOODS COMPANY


                                            By  /s/ BARBARA A. KLEIN
                                               -------------------------------
                                                Barbara A. Klein
                                                Vice President, Finance and
                                                Chief Financial Officer
Date: August 8, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                 Title                       Date
        ---------                 -----                       ----

/s/ HOWARD M. DEAN           Chairman of the Board and       August 8, 2000
--------------------------   Chief Executive Officer
Howard M. Dean

/s/ RICHARD E. BAILEY        President, Chief Operating          August 8, 2000
--------------------------   Officer and Director
Richard E. Bailey

/s/ EDWARD A. BRENNAN        Director                            August 8, 2000
--------------------------
Edward A. Brennan

/s/ LEWIS M. COLLENS         Director                            August 8, 2000
--------------------------
Lewis M. Collens

/s/ PAULA H. CROWN           Director                            August 8, 2000
--------------------------
Paula H. Crown

/s/ JOHN P. FRAZEE, JR.      Director                            August 8, 2000
--------------------------
John P. Frazee, Jr.

/s/ BERT A. GETZ             Director                            August 8, 2000
--------------------------
Bert A. Getz

/s/ JANET HILL               Director                            August 8, 2000
--------------------------
Janet Hill

/s/ JOHN S. LLEWELLYN, JR.   Director                            August 8, 2000
--------------------------
John S. Llewellyn, Jr.

/s/ RICHARD P. MAYER         Director                            August 8, 2000
--------------------------
Richard P. Mayer

/s/ THOMAS A. RAVENCROFT     Senior Vice President           August 8, 2000
--------------------------   and Director
Thomas A. Ravencroft

/s/ J. CHRISTOPHER REYES     Director                            August 8, 2000
--------------------------
J. Christopher Reyes

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



  To the Board of Directors
  of Dean Foods Company:


  Our audits of the consolidated financial statements referred to in our report dated June 27, 2000, except as to Note 16 which is as of July 10, 2000, appearing in the Current Report on Form 8-K dated July 20, 2000 of Dean Foods Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


  /s/ PricewaterhouseCoopers LLP


  PricewaterhouseCoopers LLP
  Chicago, Illinois
  June 27, 2000

                       DEAN FOODS COMPANY AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                         Amount
                                        Balance at       charged        Accounts       Additions     Balance at
                                       beginning of   to costs and       written        due to         end of
Classification                            period         expenses         off        acquisitions      period
--------------                            ------         --------     -----------    ------------      ------
Fiscal Year Ended May 28, 2000

Allowance for doubtful
  accounts and notes
  receivable                             $  7,570       $   3,516      $   4,775       $      -       $   6,311
                                         ========       =========      =========       ========       =========

Fiscal Year Ended May 30, 1999

Allowance for doubtful
  accounts and notes
  receivable                             $  4,212       $   1,410      $   1,302       $  3,250       $   7,570
                                         ========       =========      =========       ========       =========


Fiscal Year Ended May 31, 1998

Allowance for doubtful
  accounts and notes
  receivable                             $  3,085       $   2,790      $   2,822       $  1,159       $   4,212
                                         ========       =========      =========       ========       =========


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

                                                                     Page No.
                                                                     --------

(3)     Articles of Incorporation and By-Laws

        a. Dean Foods Company Restated Certificate of Incorporation dated February 8, 1988 as amended October 5, 1998 (filed as Exhibit 3(a)) to Registrant's Form 10-Q Quarterly Report for quarterly period ended August 30, 1998 and incorporated herein by reference)

        b.     By-Laws of Registrant, as amended May 22, 1998
               (filed as Exhibit 4(a) to the Registrant's
               Form 10-K Annual Report for the Fiscal Year Ended
               May 28, 1998 and incorporated herein by reference)

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


(11)    Computation of Basic and Diluted Income Per Share                21

(12.1)  Computation of Ratio of Earnings to Fixed Charges                22

(12.2)  Computation of Ratio of Earnings to Fixed Charges and
        Preferred Stock Dividends                                        23

(21)    Subsidiaries of the Registrant

        a.     Subsidiaries of the Registrant as of May 28, 2000         24

(23)    Consents of Experts and Counsel

        a.     Consent of Independent Accountants dated August 8, 2000   25

(27)    Financial Data Schedules

       a.      Fiscal Year Ended May 28, 2000                            26