Form 10-Q
period 2000-08-27
DEAN FOODS CO
filed 2000-10-11
CIK 27500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended  August 27, 2000
                              -----------------------

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number 1-08262
                      ----------


                               DEAN FOODS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                            36-0984820
-------------------------------------                       --------------------
(State or other jurisdiction of                             (I.R.S Employer
 incorporation or organization)                             Identification No.)


3600 North River Road, Franklin Park, Illinois                   60131
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code       (847) 678-1680
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

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 35,542,737.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                               Dean Foods Company

                   Condensed Consolidated Statement of Income

                   (In Millions, Except for Per Share Amounts)

                                   (Unaudited)


                                                  The Three Months Ended
                                                  ----------------------
                                                  August 27,   August 29,
                                                       2000         1999
                                                  ---------    ---------
Net sales                                         $ 1,054.3    $ 1,001.3

Costs of products sold                                801.0        762.0

Delivering, selling and administrative expenses       194.5        182.5
                                                  ---------    ---------

Operating earnings                                     58.8         56.8

Interest expense, net of interest income               16.1         11.2
                                                  ---------    ---------

Income before income taxes                             42.7         45.6

Provision for income taxes                             16.3         17.8
                                                  ---------    ---------

Net income                                        $    26.4    $    27.8
                                                  =========    =========

Earnings per share:
     Basic                                        $     .74    $     .71
                                                  =========    =========
     Diluted                                      $     .74    $     .70
                                                  =========    =========

Weighted average common shares:
     Basic                                             35.5         39.3
                                                  =========    =========
     Diluted                                           35.8         39.9
                                                  =========    =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               Dean Foods Company

                      Condensed Consolidated Balance Sheet

                                  (In Millions)


                                                          August 27,     May 28,
                                                               2000        2000
                                                          ---------    --------
                                                         (Unaudited)
                                ASSETS
Current Assets
    Cash and temporary cash investments                   $   29.7     $   26.6
    Accounts and notes receivable, less allowance for
       doubtful accounts of $7.1 and $6.3, respectively      326.3        302.6
    Inventories                                              229.2        178.4
    Other current assets                                      86.9         92.8
                                                          --------     --------
    Total Current Assets                                     672.1        600.4
                                                          --------     --------

Property, Plant and Equipment
    Property, plant and equipment, at cost                 1,457.3      1,356.1
    Accumulated depreciation                                 567.4        540.9
                                                          --------     --------
    Total Property, Plant and Equipment, net                 889.9        815.2
                                                          --------     --------

Other Assets
    Intangibles, net of amortization of
       $46.8 and $42.1, respectively                         679.0        563.8
    Other assets                                              34.4         24.1
                                                          --------     --------
    Total Other Assets                                       713.4        587.9
                                                          --------     --------

Total Assets                                              $2,275.4     $2,003.5
                                                          ========     ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current installments of long-term obligations         $    3.4     $    3.6
    Accounts payable and accrued expenses                    429.1        396.4
    Dividends payable                                          8.1          7.9
    Federal and state income taxes                            56.8         41.2
                                                          --------     --------
    Total Current Liabilities                                497.4        449.1

Long-Term Obligations                                        964.5        758.7

Deferred Liabilities                                         136.2        138.0
                                                          --------     --------

Total Liabilities                                          1,598.1      1,345.8

Shareholders' Equity                                         677.3        657.7
                                                          --------     --------

Total Liabilities and Shareholders' Equity                $2,275.4     $2,003.5
                                                          ========     ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               Dean Foods Company

                 Condensed Consolidated Statement of Cash Flows

                                  (In Millions)

                                   (Unaudited)


                                                                 Three Months Ended
                                                               ----------------------
                                                               August 27,   August 29,
                                                                    2000         1999
                                                               ---------    ---------
Net cash provided from continuing operations                     $ 60.3       $ 52.1
                                                                 ------       ------

Investing activities
    Capital expenditures                                          (39.9)       (31.8)
    Proceeds from disposition of property, plant and equipment      3.4          0.1
    Acquisitions and investments, net of cash acquired           (220.0)       (32.3)
    Other                                                          (0.1)        (2.6)
                                                                 ------       ------
    Net cash used in investing activities                        (256.6)       (66.6)
                                                                 ------       ------

Financing activities
    Issuance of long-term obligations                             250.0         --
    Debt issue costs                                               (3.8)        --
    Repayment of long-term obligations                             (0.9)        (0.9)
    Issuance (Repayment) of commercial paper, net                 (39.8)        27.0
    Cash dividends paid                                            (7.8)        (8.2)
    Issuance of common stock                                        1.7          1.4
                                                                 ------       ------
    Net cash provided by financing activities                     199.4         19.3
                                                                 ------       ------


Increase in cash and temporary cash investments                     3.1          4.8

Cash and temporary cash investments - beginning of period          26.6         16.0
                                                                 ------       ------

Cash and temporary cash investments - end of period              $ 29.7       $ 20.8
                                                                 ======       ======



     See accompanying Notes to Condensed Consolidated Financial Statements.

                               Dean Foods Company

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)


Dollar amounts in millions unless otherwise noted.

1.  BASIS OF PRESENTATION
The unaudited financial information presented reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for an interim period. All such adjustments are of a normal, recurring nature. Results of operations for an interim period are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended May 28, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Certain previously reported amounts have been reclassified to conform to current year presentations.

2.  ACQUISITIONS
The Company acquired for cash consideration the assets of the Nalley's pickle business located in Tacoma, Washington, on June 27, 2000 and the assets of Land O'Lakes Upper Midwest fluid dairy and extended shelf life operations, on July 10, 2000. These acquisitions were accounted for as purchases and have been recorded using preliminary valuations of the assets and liabilities acquired. Goodwill arising from these acquisitions will be amortized on a straight-line basis over periods up to forty years. The operating results of each acquisition have been included in the Company's results of operations since the date of acquisition. During the first quarter, the Company made an additional equity investment in White Wave, Inc. and an initial investment in a joint venture with Land O'Lakes.

During the first quarter of fiscal 2000, the Company acquired the assets of Steinfeld's Pickle Products, a pickle producer located in Portland, Oregon, on July 1, 1999, and Dairy Express, Inc., a dairy distributor based in the Philadelphia area, on July 16, 1999.

3.  INVENTORIES
The following is a tabulation of inventories by class at August 27, 2000 and May 28, 2000.


                                                 August 27,      May 28,
                                                      2000         2000
                                                 ---------       ------
Raw materials and supplies                         $ 54.5        $ 53.7
Materials in process                                 21.2           9.6
Finished goods                                      162.7         124.4
                                                   ------        ------
                                                    238.4         187.7

Less: Excess of current cost over stated
      value of last-in, first-out inventories         9.2           9.3
                                                   ------        ------
Total inventories                                  $229.2        $178.4
                                                   ======        ======

                               Dean Foods Company

                                  (Unaudited)


4.  DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the first quarters ended August 27, 2000 and August 29, 1999 was $32.8 million and $27.8 million, respectively.

5.  BORROWING ARRANGEMENTS
On June 23, 2000, the Company filed a shelf registration to issue, from time to time, up to $650 million in various debt and equity securities. During the first quarter of fiscal 2001, the Company issued $250 million of 8.15% Notes due in 2007. The proceeds of these notes were used to fund first quarter acquisitions and to repay commercial paper.

6.  BUSINESS SEGMENT INFORMATION
The Company announced the realignment of its business segment structure and the formation of a new business segment, focusing on refrigerated national dairy and related brands. Under the new structure, the Company will continue to operate under three business segments. The largest segment continues to be the Dairy segment, which will serve national and regional dairy customers through its system of direct route sales. The second largest segment, Specialty Foods, combines the pickles business with the non-dairy creamer products, aseptic and ingredient products and the Company's transportation group, all of which were part of the former Specialty segment. The third segment is the newly formed National Refrigerated Products segment, which includes refrigerated owned and licensed national dairy brands along with the Company's extended shelf life products.

The following is a tabulation of the Company's business segment information for the first quarters ended August 27, 2000 and August 29, 1999.


                                                                    National
                                                   Specialty    Refrigerated
                                         Dairy         Foods        Products      Corporate    Consolidated
                                         -----         -----        --------      ---------    ------------
August 27, 2000
Net sales                             $  788.8    $    181.2    $       84.3      $    --      $    1,054.3
Operating earnings                        41.7          23.0             4.3         (10.2)            58.8
Identifiable assets                    1,471.8         464.6           215.2         123.8          2,275.4

August 29, 1999
Net sales                             $  763.8    $    170.6    $       66.9      $    --      $    1,001.3
Operating earnings                        39.9          20.2             8.3         (11.6)            56.8
Identifiable assets                    1,290.2         440.8           132.7         115.7          1,979.4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2001 VERSUS FIRST QUARTER FISCAL 2000

RESULTS OF CONTINUING OPERATIONS
Net sales for the first quarter of fiscal 2001 of $1,054.3 million were $53.0 million, or 5.3%, higher than sales of $1,001.3 million in the prior year. Net sales increased in all business segments, with the majority of the sales increase due to fiscal 2001 Dairy and Specialty Foods segment acquisitions. Operating earnings increased $2.0 million, or 3.5%, over the prior year, reflecting improvements in the Dairy and Specialty Foods segments, which were slightly offset by expenses associated with new product launches in the National Refrigerated Products (NRP) segment.

BUSINESS SEGMENTS
The Company announced the realignment of its business segment structure and the formation of a new business segment, focusing on refrigerated national dairy and related brands. Under the new structure, the Company will continue to operate under three business segments. The largest segment continues to be the Dairy segment, which will serve national and regional dairy customers through its system of direct route sales. The second largest segment, Specialty Foods, combines the pickles business with the non-dairy creamer products, aseptic and ingredient products and the Company's transportation group, all of which were part of the former Specialty segment. The third segment is the newly formed National Refrigerated Products segment, which includes refrigerated owned and licensed national dairy brands along with the Company's extended shelf life products.

       DAIRY - Dairy segment sales of $788.8 million were $25.0 million, or 3.3% higher than sales of $763.8 million in the prior year. Operating earnings increased 4.5% to $41.7 million from $39.9 million in the first quarter of last year. The increase in sales and earnings is largely attributable to the fiscal 2001 acquisition of the Land O'Lakes Upper Midwest fluid milk business. Dairy earnings were also favorably impacted by improved margins in fluid milk operations and a stable commodity environment, offset in part by lower ice cream earnings resulting from lower volumes from a cooler than normal summer and reduced ice cream promotions in certain key markets. Advanced forward milk pricing was adopted by the national federal order system in January of 2000, substantially reducing the quarterly earnings volatility associated with the previous federal order milk pricing system. As a result, raw milk pricing had a limited impact on first quarter earnings compared to last year in which rising prices resulted in a positive impact on fluid operations. Prices of raw milk were relatively low and remained stable during the first quarter.

       SPECIALTY FOODS - Specialty Foods segment sales increased $10.6 million, or 6.2%, to $181.2 million in the first quarter. Sales increases were due to the fiscal 2001 acquisition of the Nalley's pickle business and improved sales in the pickles and non-dairy creamer products businesses. Sales of pickles rebounded in the first quarter of fiscal 2001, following a decrease in the aggressive promotional and advertising activities by the branded market leader that had occurred during the second half of fiscal 2000. Operating earnings increased 13.8%, to $23.0 million, from $20.2 million last year, as a result of the Nalley's acquisition, improved performance by pickles and powdered products, and property gains from the Company's ongoing program to rationalize production facilities.

       NATIONAL REFRIGERATED PRODUCTS - Net sales in the NRP segment for the first quarter of fiscal 2001 were $84.3 million, an increase of $17.4 million, or 26.0%, from $66.9 million in the prior year. The increase in net sales is due to the acquisition of the Land O'Lakes extended shelf life (ESL) operations, increased sales of the Deans dips and dressing division and improved sales of ESL and intermediate shelf life (ISL) owned and licensed brands. Increased sales of the Dean dips and dressing division were due primarily to the successful introduction of the "Dips-For-One"(TM) product. Operating earnings of $4.3 million were 48.2% lower than the first quarter of the prior fiscal year, primarily as a result of planned advertising and promotional spending for new product launches, including "Dips-For-One"(TM), Marie's pourable salad dressings, the introduction of the ISL Chugs on a national basis and the market expansion of the Land O'Lakes "Grip `n Go"(TM) product.

CORPORATE
Corporate expenses decreased $1.4 million in the first quarter of fiscal 2001 versus the same period in the prior year. The decrease is primarily due to lower stock-based compensation expenses.

INTEREST EXPENSE, NET OF INTEREST INCOME
Interest expense, net of interest income increased $4.9 million, or 43.8%, during the first quarter compared to the prior year, primarily due to interest expense associated with increased borrowings used to fund fiscal 2001 acquisitions and fiscal 2000 stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES
Working capital at August 27, 2000 was $174.7 million compared to $151.3 million at May 28, 2000. Inventories at August 27, 2000 were $229.2 million, an increase of $50.8 million over the balance at May 28, 2000. The increase in working capital and inventories were primarily the result of typical seasonal inventory increases from the cucumber harvest within the pickles business as well as acquisitions completed during the first quarter of fiscal 2001.

Seasonal working capital requirements are funded using the Company's Commercial Paper Program, which was entered into during fiscal 1999, and bilateral lines of credit. The Company classifies commercial paper borrowings as long-term. At August 27, 2000 and May 28, 2000 there were no short-term borrowings outstanding.

During the first quarter, the Company issued $250 million of 8.15% Notes due in 2007. The proceeds of these notes were used to fund the fiscal 2001 acquisitions in the Dairy and Specialty Foods segments as well as to repay commercial paper. The Company's debt to capitalization ratio was approximately 59% at the end of the first quarter up from 54% at May 28, 2000.

       CASH FLOWS - Cash and temporary cash investments increased $3.1 million during the first quarter of fiscal 2001. Net cash provided from continuing operations was $60.3 million for the first quarter of fiscal 2001, compared to $52.1 million in the prior year.

Net cash used in investing activities was $256.6 million for first quarter fiscal 2001 versus $66.6 million in fiscal 2000. First quarter fiscal 2001 investing activities included $220.0 million of cash paid for acquisitions and investments compared to $32.3 million paid during the first quarter of fiscal 2000. First quarter fiscal 2001 acquisitions and investments included the Nalley's and Land O'Lakes acquisitions and the investments made in White Wave, Inc. and the joint venture with Land O'Lakes. First quarter fiscal 2000 acquisitions included the Steinfeld's Pickle Products and Dairy Express, Inc. acquisitions. Capital expenditures during the first quarter of fiscal 2001 were $39.9 million compared to $31.8 million in the first quarter of last year.

Net cash provided by financing activities was $199.4 million and $19.3 million for the first quarters of fiscal 2001 and fiscal 2000, respectively. Fiscal 2001 financing activities include $245.3 million of net borrowings from long-term obligations offset by $39.8 million of repayments of the Company's Commercial Paper program.


FORWARD LOOKING STATEMENTS
Certain statements in this Quarterly Report are "forward looking statements" as defined by the Private Securities Litigation Reform Law of 1995. These statements, which may be indicated by words such as "expects", "intends", "believes", "forecasts", or other words of similar meaning, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Report. These risks include, but are not limited to, risks associated with the Company's acquisition strategy, adverse weather conditions resulting in poor harvests, raw milk costs, interest rate fluctuations, competitive pricing pressures, marketing and cost-management programs, changes in government programs and shifts in market demand. Additional information concerning these and other risks is contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2000.


Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 27, 2000, there have been no material changes in the Company's market risk exposure as described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2000.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11    Basic and Diluted Earnings per Share

              12.1  Computation of Ratio of Earnings to Fixed Charges
              12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

              27    Financial Data Schedule


         (b)  Reports on Form 8-K

              The Company filed a Current Report dated September 22, 2000, with regards to the Company's press release dated September 20, 2000, "Dean Foods Reports First Quarter Results and Business Unit Realignment to Drive National Brands".

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DEAN FOODS COMPANY
                                                   -----------------------------
                                                          (Registrant)



DATE:  October 11, 2000                            /s/ BARBARA A. KLEIN
       ----------------                            -----------------------------
                                                   BARBARA A. KLEIN
                                                   Vice President, Finance and
                                                   Chief Financial Officer