Form 10-Q
period 2000-11-26
DEAN FOODS CO
filed 2001-01-10
CIK 27500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934


For the quarterly period ended November 26, 2000
                               -----------------

                                       or

         Transition report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number 1-08262
                       -------

                               DEAN FOODS COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  36-0984820
      -------------------------------               --------------------
      (State or other jurisdiction of                 (I.R.S Employer
       incorporation or organization)                Identification No.)


3600 North River Road, Franklin Park, Illinois             60131
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

Yes   X       No
    -----       ----

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 35,566,016.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               Dean Foods Company
                   Condensed Consolidated Statement of Income
                   (In Millions, Except for Per Share Amounts)
                                   (Unaudited)

                                                     Second Quarter Ended                Six Months Ended
                                                     --------------------                ----------------
                                                 November 26,   November 28,      November 26,       November 28,
                                                         2000           1999              2000               1999
                                                 ------------   ------------      ------------       ------------
Net sales                                         $  1,103.5        $1,067.0         $ 2,157.8         $ 2,068.4
Costs of products sold                                 847.0           828.0           1,648.0           1,590.0
Delivery, selling and administrative expenses          199.8           182.6             394.3             365.2
                                                  ----------        --------         ---------         ---------
Operating earnings                                      56.7            56.4             115.5             113.2
Interest expense, net of interest income                18.6            12.1              34.7              23.3
Gain on  sale of note                                   10.0            -                 10.0               -
                                                  ----------        --------         ---------         ---------
Income before income taxes                              48.1            44.3              90.8              89.9
Provision for income taxes                              18.3            17.3              34.6              35.1
                                                  ----------        --------         ---------         ---------
Net income                                        $     29.8        $   27.0         $    56.2         $    54.8
                                                  ==========        ========         =========         =========

Net income per share:
     Basic                                        $      .84        $    .69         $    1.58         $    1.40
                                                  ==========        ========         =========         =========
     Diluted                                      $      .84        $    .68         $    1.58         $    1.38
                                                  ==========        ========         =========         =========

Weighted average common shares:
     Basic                                              35.5            39.1              35.5              39.2
                                                  ==========         =======         =========         =========
     Diluted                                            35.7            39.8              35.7              39.8
                                                  ==========         =======         =========         =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                               Dean Foods Company
                      Condensed Consolidated Balance Sheet
                                  (In Millions)

                                                                              November 26,               May 28,
                                                                                      2000                 2000
                                                                            --------------          -----------
                                                                            (Unaudited)
                                ASSETS
Current Assets
    Cash and temporary cash investments                                     $         46.3          $      26.6
    Accounts and notes receivable, less allowance for
       doubtful accounts of $6.1 and $6.3, respectively                              365.0                302.6
    Inventories                                                                      239.5                178.4
    Other current assets                                                              73.4                 92.8
                                                                            --------------          -----------
    Total Current Assets                                                             724.2                600.4
                                                                            --------------          -----------

Property, Plant and Equipment
    Property, plant and equipment, at cost                                         1,505.4              1,356.1
    Accumulated depreciation                                                         592.2                540.9
                                                                            --------------          -----------
    Total Property, Plant and Equipment, net                                         913.2                815.2
                                                                            --------------          -----------

Other Assets
    Intangibles, net of amortization of
       $52.1 and $42.1, respectively                                                 680.2                563.8
    Other assets                                                                      34.2                 24.1
                                                                            --------------          -----------
    Total Other Assets                                                               714.4                587.9
                                                                            --------------          -----------

Total Assets                                                                $      2,351.8          $   2,003.5
                                                                            ==============          ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current installments of long-term obligations                           $          5.1          $       3.6
    Accounts payable                                                                 177.2                151.4
    Accrued expenses                                                                 246.6                245.0
    Dividends payable                                                                  8.1                  7.9
    Federal and state income taxes                                                    36.6                 41.2
                                                                            --------------          -----------
    Total Current Liabilities                                                        473.6                449.1

Long-Term Obligations                                                              1,045.5                758.7

Deferred Liabilities                                                                 133.2                138.0
                                                                            --------------          -----------

Total Liabilities                                                                  1,652.3              1,345.8

Shareholders' Equity                                                                 699.5                657.7
                                                                            --------------          -----------

Total Liabilities and Shareholders' Equity                                  $      2,351.8          $   2,003.5
                                                                            ==============          ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                               Dean Foods Company
                 Condensed Consolidated Statement of Cash Flows
                                  (In Millions)
                                   (Unaudited)


                                                                                              Six Months Ended
                                                                               --------------------------------------------
                                                                                   November 26,                November 28,
                                                                                           2000                        1999
                                                                               ----------------             ---------------
Net cash provided from operations                                              $           50.1             $          77.9
                                                                               ----------------             ---------------

Investing activities
    Capital expenditures                                                                  (91.4)                      (68.9)
    Proceeds from disposition of property, plant and equipment                              6.8                         1.2
    Acquisitions and investments, net of cash acquired                                   (220.0)                      (37.3)
    Other                                                                                  (0.3)                       (4.4)
                                                                               ----------------             ---------------
    Net cash used in investing activities                                                (304.9)                     (109.4)
                                                                               ----------------             ---------------

Financing activities
    Issuance of long-term obligations                                                     250.0                         -
    Net debt issue costs                                                                   (3.7)                        -
    Repayments of long-term obligations                                                    (1.3)                       (1.3)
    Issuance of commercial paper, net                                                      43.1                        79.7
    Cash dividends paid                                                                   (15.8)                      (16.9)
    Issuance of common stock                                                                2.2                         2.8
    Repurchase of treasury stock                                                              -                       (23.8)
                                                                               ----------------             ---------------
    Net cash provided by financing activities                                             274.5                        40.5
                                                                               ----------------             ---------------


Increase in cash and temporary cash investments                                            19.7                         9.0

Cash and temporary cash investments - beginning of period                                  26.6                        16.0
                                                                               ----------------             ---------------

Cash and temporary cash investments - end of period                            $           46.3             $          25.0
                                                                               ================             ===============



     See accompanying Notes to Condensed Consolidated Financial Statements.

                               Dean Foods Company
              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)


Dollar amounts in millions unless otherwise noted.

1. BASIS OF PRESENTATION
The unaudited financial information presented reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the interim periods. All such adjustments are of a normal, recurring nature. Results of operations for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended May 28, 2000.

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

2. ACQUISITIONS
During the first six months of fiscal 2001, the Company acquired for cash consideration the assets of the Nalley's pickle business located in Tacoma, Washington, on June 27, 2000, and the assets of Land O'Lakes Upper Midwest fluid dairy and extended shelf life operations on July 10, 2000. These acquisitions were accounted for as purchases and have been recorded using preliminary valuations of the assets and liabilities acquired. Goodwill arising from these acquisitions will be amortized on a straight-line basis over periods of up to forty years. The operating results of each acquisition have been included in the Company's results of operations since the date of acquisition. During the first quarter, the Company made an additional equity investment in White Wave, Inc. and an initial investment in a joint venture with Land O'Lakes.

During the first six months of fiscal 2000, the Company acquired the assets of Steinfeld's Pickle Products, a pickle producer located in Portland, Oregon, on July 1, 1999, and Dairy Express, Inc., a dairy distributor based in the Philadelphia area, on July 16, 1999. On August 23, 1999, the Company announced an initial investment in White Wave, Inc.

                               Dean Foods Company
     Notes To Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)

3. GAIN ON SALE OF NOTE
On December 1, 2000 the Company sold for $10.0 million, a $30.0 million subordinated note which was received as a part of the proceeds from the sale of the Company's vegetables segment to Agrilink Foods, Inc. in fiscal 1999. Due to the uncertainty of the collectibility of the $30.0 million subordinated note, the note was originally valued at a nominal amount. As a result of the sale, the Company reversed $10.0 million of the original reserve against the note, resulting in the recognition of a $10.0 million pre-tax gain in the second quarter of fiscal 2001.

4.  INVENTORIES
The following is a tabulation of inventories by class at November 26, 2000, November 28, 1999 and May 28, 2000.


                                          November 26,      November 28,         May 28,
                                                  2000              1999            2000
                                          ------------      ------------         -------
                                                      (Unaudited)
Raw materials and supplies                    $   55.8         $    48.4         $  53.7
Materials in process                              19.1              24.7             9.6
Finished goods                                   173.8             154.3           124.4
                                              --------         ---------         -------
                                                 248.7             227.4           187.7

Less: Excess of current cost over
      stated value of last-in, first-
      out inventories                              9.2               9.8             9.3
                                              --------         ---------         -------
Total inventories                             $  239.5         $   217.6         $ 178.4
                                              ========         =========         =======


5. DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the second quarters ended November 26, 2000 and November 28, 1999 was $34.1 million and $27.8 million, respectively. Depreciation and amortization expense for the six months ended November 26, 2000 and November 28, 1999 was $66.9 million and $55.6 million, respectively.

6. BORROWING ARRANGEMENTS
On June 23, 2000, the Company filed a shelf registration to issue, from time to time, up to $650 million in various debt and equity securities. During the first quarter of fiscal 2001, the Company issued $250 million of 8.15% Notes due in 2007. The proceeds of these notes were used to fund first quarter acquisitions and to repay commercial paper.

                               Dean Foods Company
     Notes To Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)

7.  BUSINESS SEGMENT INFORMATION
During the first quarter of fiscal 2001, the Company announced the realignment of its business segment structure and the formation of a new business segment, focusing on refrigerated national dairy and related brands. Under the new structure, the Company will continue to operate under three business segments. The largest segment continues to be the Dairy Group, which will serve national and regional dairy customers through its system of direct route sales. The second largest segment, Specialty Foods Group, combines the pickles business with the non-dairy creamer products, aseptic and ingredient products and the Company's transportation group, all of which were part of the former Specialty Segment. The third segment is the National Refrigerated Products Group, which includes refrigerated owned and licensed national dairy brands along with the Company's extended shelf life products.

The following is a tabulation of the Company's business segment information for the second quarter and six months ended November 26, 2000 and November 28, 1999.


                                                                    National
                                                    Specialty   Refrigerated
                                         Dairy          Foods       Products         Corporate    Consolidated
                                  ------------    -----------   ------------       -----------    ------------
SECOND QUARTER ENDED
November 26, 2000
Net sales                         $      811.9    $    189.3    $      102.3       $      -       $    1,103.5
Operating earnings                        43.8          20.4             0.1             (7.6)            56.7
Identifiable assets                    1,506.4         466.1           244.4            134.9          2,351.8

November 28, 1999
Net sales                         $      808.6    $    184.5    $       73.9       $      -       $    1,067.0
Operating earnings                        31.1          25.0            10.0             (9.7)            56.4
Identifiable assets                    1,336.5         443.6           146.5            114.5          2,041.1

SIX MONTHS ENDED
November 26, 2000
Net sales                         $    1,600.7    $    370.5    $      186.6       $      -       $    2,157.8
Operating earnings                        85.5          43.4             4.4            (17.8)           115.5

November 28, 1999
Net sales                         $    1,572.4    $    355.1    $      140.9       $      -       $    2,068.4
Operating earnings                        71.0          45.2            18.3            (21.3)           113.2



                               Dean Foods Company
        Notes To Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

8. NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000. These Statements standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In July 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133," which delayed the effective date by one year. The adoption of SFAS No. 133, in fiscal 2002, it is not expected to have a material impact on the Company's results of operations or financial condition.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and further amended by SAB No. 101B in June 2000. SAB No. 101B delayed the implementation date of SAB 101. The SAB, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, is required to be adopted by the Company in the fourth quarter of fiscal 2001. The adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial condition.

In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a final consensus on Issue No. 00-10 "Accounting for Shipping and Handling Costs." This issue addresses the recognition, measurement and income statement classification of shipping and handling fees and costs. The Company currently classifies certain shipping and handling costs as a reduction of sales. Upon adoption of Issue No. 00-10, shipping and handling costs classified as a reduction in sales will be reclassified to delivery, selling and administrative expense, resulting in an increase in sales. The Company is currently evaluating the impact of this Issue, which is required to be adopted in the fourth quarter fiscal 2001. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or earnings.

In May 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. The Company is continuing to evaluate the impact of this Issue. Upon adoption, in the first quarter of fiscal 2002, certain sales incentives, which are currently classified in delivery and selling expense, will be reclassified as a reduction of sales. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or earnings.

                               Dean Foods Company
        Notes To Condensed Consolidated Financial Statements (concluded)
                                   (Unaudited)

9. EARNINGS PER COMMON SHARE
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported net income by the weighted average shares outstanding. Diluted EPS includes the incremental shares issuable upon the assumed exercise of stock options and warrants, using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations.

                                                Second Quarter Ended                  Six Months Ended
                                                --------------------                  ----------------
                                            November 26,      November 28,       November 26,       November 28,
                                                    2000              1999               2000               1999
                                          --------------    --------------      -------------      -------------
NET INCOME (NUMERATOR)                    $         29.8    $         27.0      $        56.2      $        54.8
                                          ==============    ==============      =============      =============
SHARES (DENOMINATOR)
Weighted average common shares
outstanding during the period                       35.5              39.1               35.5               39.2
Incremental common shares attributable
  to dilutive stock options                          0.2               0.7                0.2                0.6
                                          --------------    --------------      -------------      -------------
Diluted number of shares outstanding                35.7              39.8               35.7               39.8
  during the period                       ==============    ==============      =============      =============


NET INCOME PER SHARE
Basic                                     $          .84    $          .69      $        1.58      $        1.40
                                          ==============    ==============      =============      =============
Diluted                                   $          .84    $          .68      $        1.58      $        1.38
                                          ==============    ==============      =============      =============

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

RESULTS OF OPERATIONS

SECOND QUARTER ENDED NOVEMBER 26, 2000 VERSUS SECOND QUARTER ENDED NOVEMBER 28, 1999

RESULTS OF CONTINUING OPERATIONS
Net sales for the second quarter of fiscal 2001 of $1,103.5 million were $36.5 million, or 3.4%, higher than sales of $1,067.0 million in the prior year. Net sales increased in all business segments, with strong organic sales growth in the National Refrigerated Products (NRP) Group and acquisition driven growth in each segment. Operating earnings increased slightly to $56.7 million from $56.4 million in the second quarter of fiscal 2000, reflecting significantly higher operating earnings in the Dairy Group, offset by earnings declines in the Specialty Foods and NRP Groups. Net income for the second quarter increased to $29.8 million, or $0.84 per diluted share, versus $27.0 million, or $0.68 per diluted share, in fiscal 2000. The year over year increase is primarily due to a $10.0 million pre-tax gain ($6.2 million after-tax, or $0.18 per share) on the sale of a note, offset in part by higher interest expense associated with increased debt levels to finance acquisitions and share repurchases.

BUSINESS SEGMENTS
      DAIRY - Dairy Group sales of $811.9 million were $3.3 million, or 0.4% higher than sales of $808.6 million in the prior year. Dairy sales volume improved 5.1% versus the prior year. The volume increase was partially offset by lower pricing due to lower raw milk costs in Fiscal 2001. The increase in sales volume was primarily the result of the fiscal 2001 acquisition of the Land O'Lakes (LOL) Upper Midwest fluid milk business and volume growth with key retailers as they continue to expand nationally. Operating earnings increased 40.8%, to $43.8 million, from $31.1 million in the second quarter of last year. The increase in earnings is primarily a result of improved margins in branded fluid milk products, cost reduction efforts, a stable commodity environment and the acquisition of LOL. Advanced forward milk pricing was adopted by the national federal order system in January of 2000, substantially reducing the quarterly earnings volatility associated with the previous federal order milk pricing system. As a result, raw milk pricing had a limited impact on second quarter earnings compared to last year, in which butterfat costs and a relatively high raw milk price adversely impacted earnings. Prices of raw milk were relatively low and stable during the second quarter of fiscal 2001.

      SPECIALTY FOODS - Specialty Foods Group sales increased $4.8 million, or 2.6%, to $189.3 million in the second quarter of fiscal 2001. The sales increase was primarily due to the fiscal 2001 acquisition of the Nalley's pickle business, offset by the softening sales of powdered products, primarily in the international export business, and branded pickles. Operating earnings decreased 18.4%, to $20.4 million, from $25.0 million last year. The decrease in earnings was a result of lower powdered products and branded pickles sales, higher packaging, distribution and energy costs and increased promotional and other spending to support the consolidation of a number of regional pickle brands in order to improve distribution and increase operating efficiencies.

      NATIONAL REFRIGERATED PRODUCTS - NRP Group sales for the second quarter of fiscal 2001 were $102.3 million, an increase of $28.4 million, or 38.4%, from $73.9 million in the prior year. The increase in net sales is due to increased sales of extended shelf life (ESL) and intermediate shelf life (ISL) products, new product introductions and the acquisition of LOL extended shelf life operations. Operating earnings of $0.1 million were $9.9 million lower than the second quarter of the prior fiscal year, primarily as a result of approximately $6 million of planned advertising and promotional spending for new product launches, including "Dips-For-One"TM and Marie's pourable salad dressings, and approximately $4 million of costs associated with the significant ramp-up of complex, state-of-the-art technology to produce ISL and ESL products.

CORPORATE
Corporate expenses decreased $2.1 million in the second quarter of fiscal 2001 versus the same period in the prior year. The decrease is primarily due to lower stock price-based and incentive compensation expenses and other cost reductions achieved through cost reduction plans.

INTEREST EXPENSE, NET OF INTEREST INCOME
Interest expense, net of interest income, increased $6.5 million, or 53.7%, during the second quarter compared to the prior year, primarily due to increased borrowings used to fund fiscal 2001 acquisitions and fiscal 2000 stock repurchases.

GAIN ON SALE OF NOTE
On December 1, 2000, the Company sold for $10.0 million, a $30.0 million subordinated note which was received as a part of the proceeds from the sale of the Company's vegetables segment to Agrilink Foods, Inc. in fiscal 1999. Due to the uncertainty of the collectibility of the $30.0 million subordinated note, the note was originally valued at a nominal amount. As a result of the sale, the Company reversed $10.0 million of the original reserve against the note, resulting in the recognition of a $10.0 million pre-tax gain ($6.2 million after-tax, or $0.18 per share) in the second quarter of fiscal 2001.

SIX MONTHS ENDED NOVEMBER 26, 2000 VERSUS SIX MONTHS ENDED NOVEMBER 28, 1999

RESULTS OF CONTINUING OPERATIONS
Net sales for the six months ended November 26, 2000 were $2,157.8 million versus net sales of $2,068.4 million in the prior year. Net sales increased in all business segments, with the majority of the increase due to acquisitions. Operating earnings increased to $115.5 million in fiscal 2001 from $113.2 million in fiscal 2000. Net income for the first six months of fiscal 2001 increased to $56.2 million, or $1.58 per diluted share, versus $54.8 million, or $1.38 per diluted share, in fiscal 2000. The year over year increase is primarily due to a $10.0 million pre-tax gain ($6.2 million after-tax, or $0.18 per share) on the sale of a note, offset by higher interest expense associated with higher debt levels to finance acquisitions and share repurchases.

BUSINESS SEGMENTS
      DAIRY - Fiscal 2001 net sales in the Dairy Group of $1,600.7 million were $28.3 million, or 1.8%, higher than sales in the prior year. Dairy sales volumes were 2.4% higher than the prior year. The increase in sales is largely attributable to the LOL Upper Midwest fluid milk business acquisition completed during the first half of fiscal 2001 and volume growth with key national customers. Operating earnings increased 20.4%, to $85.5 million, from $71.0 million in the prior year. The increase is primarily attributable to the LOL acquisition, improved margins in branded fluid milk products and ongoing cost reduction efforts. Butterfat and milk prices had a minimal net impact on first half year over year earnings.

      SPECIALTY FOODS - Fiscal 2001 net sales increased $15.4 million to $370.5 million when compared to Fiscal 2000. The net sales improvement can be primarily attributed to the acquisition of the Nalley's pickle business, in July of this fiscal year. Operating earnings of $43.4 million decreased in fiscal 2001 by 4.0%, or $1.8 million, when compared to the prior year. The decrease is due to lower volumes and higher packaging, distribution and energy costs, as well as increased promotional and other spending associated with the consolidation of a number of regional pickle brands to fewer, stronger brands.

      NATIONAL REFRIGERATED PRODUCTS - Net sales of $186.6 million were $45.7 million, or 32.4%, higher than fiscal 2000, primarily due to increased sales of ISL and ESL products, new product introductions and the acquisition of the LOL extended shelf life operations. Fiscal 2001 operating earnings of $4.4 million declined $13.9 million from earnings of $18.3 million in the prior year. The earnings decline is attributable to approximately $12 million of increased marketing and promotional expenses for new product launches and increased manufacturing costs associated with the significant ramp-up of complex, state-of-the-art technology to produce ISL and ESL products.

CORPORATE
Corporate expenses decreased $3.5 million, or 16.4%, for the first six months of fiscal 2001 compared to the same period of the prior year, primarily due to lower stock price-based and incentive compensation expenses and other cost reductions achieved through cost reduction plans.

INTEREST EXPENSE, NET OF INTEREST INCOME
Interest expense, net of interest income, increased $11.4 million, or 48.9%, to $34.7 million in the first half of fiscal 2001 when compared to the same period in the prior fiscal year. The increase is the result of higher average borrowings outstanding during fiscal 2001 due to fiscal 2001 acquisitions and fiscal 2000 stock repurchases.

GAIN ON SALE OF NOTE
On December 1, 2000, the Company sold for $10.0 million, a $30.0 million subordinated note which was received as a part of the proceeds from the sale of the Company's vegetables segment to Agrilink Foods, Inc. in fiscal 1999. Due to the uncertainty of the collectibility of the $30.0 million subordinated note, the note was originally valued at a nominal amount. As a result of the sale, the Company reversed $10.0 million of the original reserve against the note, resulting in the recognition of a $10.0 million pre-tax gain ($6.2 million after-tax or $0.18 per share) in the second quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
Working capital at November 26, 2000 was $250.6 million compared to $151.3 million at May 28, 2000. Inventories at November 26, 2000 were $239.5 million, an increase of $61.1 million over May 28, 2000 levels. The increase in working capital and inventories was primarily the result of the Land O'Lakes and Nalley's acquisitions, completed in the first quarter of this year, and typical seasonal inventory increases from the cucumber harvest for the pickles business.

Seasonal working capital requirements are funded using the Company's Commercial Paper Program, which was entered into during fiscal 1999, and bilateral lines of credit. As the Company has the ability and intent to refinance such borrowing on a long-term basis, the outstanding commercial paper balance has been classified as long-term. At November 26, 2000 and May 28, 2000, there were no short-term borrowings outstanding.

During the first quarter, the Company issued $250 million of 8.15% Notes due in 2007. The proceeds of these notes were used to fund the fiscal 2001 acquisitions in the Dairy and Specialty Foods Groups as well as to repay commercial paper. The Company's debt to capitalization ratio was approximately 60% at the end of the second quarter versus approximately 54% at May 28, 2000.

      CASH FLOWS - Cash and temporary cash investments increased $19.7 million during the first half of fiscal 2001. Net cash provided from continuing operations was $50.1 million for the first six months of fiscal 2001, compared to $77.9 million in the prior year.

Net cash used in investing activities was $304.9 million for the six months ended November 26, 2000 versus $109.4 million in fiscal 2000. Year to date fiscal 2001 investing activities included $220.0 million of cash paid for acquisitions and investments compared to $37.3 million paid during the first half of fiscal 2000. Fiscal 2001 acquisitions and investments included the Nalley's and Land O'Lakes acquisitions and the investments made in White Wave, Inc. and the joint venture with Land O'Lakes. Fiscal 2000 acquisitions included Steinfeld's Pickle Products and Dairy Express, Inc. Capital expenditures during the first half of fiscal 2001 were $91.4 million compared to $68.9 million in the same period of last year, primarily reflecting expanded investments in ESL and ISL production capabilities. Capital expenditures are funded through operating cash flow and our Commercial Paper program.

Net cash provided by financing activities was $274.5 million and $40.5 million for the first six months of fiscal 2001 and fiscal 2000, respectively. Fiscal 2001 financing activities include $250.0 million from the issuance of long-term obligations and a $43.1 million increase in borrowings under the Company's Commercial Paper program.

NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000. These Statements standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In July 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133," which delayed the effective date by one year. The adoption of SFAS No. 133, in fiscal 2002, it is not expected to have a material impact on the Company's results of operations or financial condition.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and further amended by SAB No. 101B in June 2000. SAB No. 101B delayed the implementation date of SAB 101. The SAB, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, is required to be adopted by the Company in the fourth quarter of fiscal 2001. The adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial condition.

In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a final consensus on Issue No. 00-10 "Accounting for Shipping and Handling Costs." This issue addresses the recognition, measurement and income statement classification of shipping and handling fees and costs. The Company currently classifies certain shipping and handling costs as a reduction of sales. Upon adoption of Issue No. 00-10, shipping and handling costs classified as a reduction in sales will be reclassified to delivery, selling and administrative expense, resulting in an increase in sales. The Company is currently evaluating the impact of this Issue, which is required to be adopted in the fourth quarter fiscal 2001. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or earnings.

In May 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. The Company is continuing to evaluate the impact of this Issue. Upon adoption, in the first quarter of fiscal 2002, certain sales incentives, which are currently classified in delivery and selling expense, will be reclassified as a reduction of sales. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or earnings.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 26, 2000, there have been no material changes in the Company's market risk exposure as described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2000.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              12.1  Computation of Ratio of Earnings to Fixed Charges
              12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

         (b)  Reports on Form 8-K

               The Company filed a Current Report dated November 21, 2000, with regards to the Company's press release dated November 21, 2000, "Dean Foods Lowers Second Quarter Earnings Expectations."

               The Company filed a Current Report dated December 27, 2000, with regards to the Company's press release dated December 20, 2000, "Dean Foods Reports Second Quarter Results."

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

                                         DEAN FOODS COMPANY
                                         ------------------
                                           (Registrant)



DATE: January 10, 2001                   /s/ Barbara A. Klein
                                         ----------------------------
                                         BARBARA A. KLEIN
                                         Vice President, Finance and
                                         Chief Financial Officer