Form 10-Q
period 2001-02-25
DEAN FOODS CO
filed 2001-04-09
CIK 27500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934

                For the quarterly period ended February 25, 2001

                                       or

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

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

The number of shares of the Registrant's Common Stock, par value $1 per share, outstanding as of the date of this report was 35,595,328.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               DEAN FOODS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                   (In Millions, Except for Per Share Amounts)

                                                       Third Quarter Ended          Nine Months Ended
                                                       -------------------          -----------------
                                                February 25,     February 27,   February 25,   February 27,
                                                   2001              2000           2001          2000
                                                -----------      -----------    -----------    -----------
Net sales                                       $   1,093.3      $   976.8      $   3,251.1    $   3,045.2
Costs of products sold                                844.5          743.3          2,492.5        2,333.3
Delivery, selling and administrative expenses         202.9          179.0            597.2          544.2
                                                -----------      ---------      -----------    -----------
Operating earnings                                     45.9           54.5            161.4          167.7
Interest expense, net of interest income               18.6           13.2             53.3           36.5
Gain on sale of note                                     --             --             10.0             --
                                                -----------      ---------      -----------    -----------
Income before income taxes                             27.3           41.3            118.1          131.2
Provision for income taxes                             10.6           16.1             45.2           51.2
                                                -----------      ---------      -----------    -----------
Net income                                      $      16.7      $    25.2      $      72.9    $      80.0
                                                ===========      =========      ===========    ===========

Net income per share:
     Basic                                      $      .47       $     .67      $      2.05    $     2.07
                                                ==========       =========      ===========    ==========
     Diluted                                    $      .47       $     .67      $      2.04    $     2.05
                                                ==========       =========      ===========    ==========

Weighted average common shares:
     Basic                                            35.6            37.3             35.5          38.6
                                                ==========       =========      ===========    ==========
     Diluted                                          35.7            37.7             35.7          39.1
                                                ==========       =========      ===========    ==========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                                                            February 25,               May 28,
                                                                               2001                     2000
                                                                          ---------------          ---------------
                                                                           (Unaudited)
                                ASSETS
Current Assets:
    Cash and temporary cash investments                                   $          41.0          $          26.6
    Accounts and notes receivable, less allowance for
         doubtful accounts of $6.0 and $6.3, respectively                           330.2                    302.6
    Inventories                                                                     223.7                    178.4
    Other current assets                                                             75.2                     92.8
                                                                          ---------------          ---------------
    Total Current Assets                                                            670.1                    600.4
                                                                          ---------------          ---------------

Property,  Plant and Equipment:
    Property, plant and equipment, at cost                                        1,535.4                  1,356.1
    Accumulated depreciation                                                        615.0                    540.9
                                                                          ---------------          ---------------
    Total Property, Plant and Equipment, net                                        920.4                    815.2
                                                                          ---------------          ---------------

Other Assets:
    Intangibles, net of amortization of
       $57.1 and $42.1, respectively                                                677.0                    563.8
    Other assets                                                                     34.5                     24.1
                                                                          ---------------          ---------------
    Total Other Assets                                                              711.5                    587.9
                                                                          ---------------          ---------------

Total Assets                                                              $       2,302.0          $       2,003.5
                                                                          ===============          ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current installments of long-term obligations                         $           5.1          $           3.6
    Accounts payable                                                                179.6                    151.4
    Accrued expenses                                                                251.8                    245.0
    Dividends payable                                                                 8.1                      7.9
    Federal and state income taxes                                                   41.1                     41.2
                                                                          ---------------          ---------------
    Total Current Liabilities                                                       485.7                    449.1

Long-Term Obligations                                                               972.7                    758.7

Deferred Liabilities                                                                134.7                    138.0
                                                                          ---------------          ---------------

Total Liabilities                                                                 1,593.1                  1,345.8

Shareholders' Equity                                                                708.9                    657.7
                                                                          ---------------          ---------------

Total Liabilities and Shareholders' Equity                                $       2,302.0          $       2,003.5
                                                                          ===============          ===============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In Millions)


                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                                 February 25,               February 27,
                                                                                    2001                       2000
                                                                                 ------------               ------------
Net cash provided by operating activities                                       $       158.4              $       150.1
                                                                                -------------              -------------

Cash flows from investing activities:
     Capital expenditures                                                              (123.7)                    (113.7)
     Proceeds from disposition of property, plant and equipment                           6.5                        6.2
     Acquisitions and investments, net of cash acquired                                (220.3)                     (37.3)
     Other                                                                               (1.3)                      (6.4)
                                                                                -------------              -------------
     Net cash used in investing activities                                             (338.8)                    (151.2)
                                                                                -------------              -------------

Cash flows from financing activities
     Issuance of short-term obligations                                                   0.5                        --
     Issuance of long-term obligations                                                  250.0                        --
     Net debt issue costs                                                                (3.6)                       --
     Repayments of long-term obligations                                                 (3.1)                      (2.3)
     (Repayment) issuance of commercial paper, net                                      (28.1)                     137.6
     Cash dividends paid                                                                (23.8)                     (25.5)
     Issuance of common stock                                                             2.9                        2.9
     Repurchase of treasury stock                                                          --                     (103.9)
                                                                                -------------              -------------
     Net cash provided by financing activities                                          194.8                        8.8
                                                                                -------------              -------------

Increase in cash and temporary cash investments                                          14.4                        7.7

Cash and temporary cash investments - beginning of period                                26.6                       16.0
                                                                                -------------              -------------

Cash and temporary cash investments - end of period                             $        41.0              $        23.7
                                                                                =============              =============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Dollar amounts in millions unless otherwise noted.

1.  BASIS OF PRESENTATION
All references herein to the "Company" shall mean Dean Foods Company, a Delaware corporation, and its consolidated subsidiaries. The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal, recurring nature. Results of operations for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2000.

2.  ACQUISITIONS
During the first nine months of fiscal 2001, the Company acquired for cash consideration the assets of the Nalley's pickle business located in Tacoma, Washington, on June 27, 2000, and the assets of Land O'Lakes Upper Midwest fluid dairy and extended shelf life operations on July 10, 2000. These acquisitions were accounted for as purchases and have been recorded using preliminary valuations of the assets and liabilities acquired. Goodwill arising from these acquisitions will be amortized on a straight-line basis over periods of up to forty years. The operating results of each acquisition have been included in the Company's results of operations since the date of acquisition. During the first quarter of fiscal 2001, the Company made an additional equity investment in White Wave, Inc. and an initial investment in a joint venture with Land O'Lakes.

During the first nine months of fiscal 2000, the Company acquired the assets of Steinfeld's Pickle Products, a pickle producer located in Portland, Oregon, on July 1, 1999, and Dairy Express, Inc., a dairy distributor based in the Philadelphia area, on July 16, 1999. On August 23, 1999, the Company announced an initial investment in White Wave, Inc.

3.  GAIN ON SALE OF NOTE
On December 1, 2000, the Company sold for $10.0 million, a $30.0 million subordinated note which was received as a part of the proceeds from the sale of the Company's vegetables segment to Agrilink Foods, Inc. in fiscal 1999. Due to the uncertainty of the collectibility of the $30.0 million subordinated note, the note was originally valued at a nominal amount. As a result of the sale, the Company reversed $10.0 million of the original reserve against the note, resulting in the recognition of a $10.0 million pre-tax gain in the second quarter of fiscal 2001.

                               DEAN FOODS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.  INVENTORIES
The following is a tabulation of inventories by class at February 25, 2001 and May 28, 2000.

                                                February 25,      May 28,
                                                   2001            2000
                                                 --------        --------

Raw materials and supplies                       $   59.3        $   53.7
Materials in process                                 15.0             9.6
Finished goods                                      159.1           124.4
                                                 --------        --------
                                                    233.4           187.7
Less:  Excess of current cost over stated
       value of last-in, first-out inventories        9.7             9.3
                                                 --------        --------
Total inventories                                $  223.7        $  178.4
                                                 ========        ========

5.  DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the third quarters ended February 25, 2001 and February 27, 2000 was $30.4 million and $28.5 million, respectively. For the nine months ended February 25, 2001 and February 27, 2000, depreciation and amortization expense was $97.3 million and $84.1 million, respectively.

6.  BORROWING ARRANGEMENTS
On June 23, 2000, the Company filed a shelf registration to issue, from time to time, up to $650 million in various debt and equity securities. During the first quarter of fiscal 2001, the Company issued $250 million of 8.15% Notes due in 2007. The proceeds of these notes were used to fund acquisitions and to repay commercial paper.

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

                               DEAN FOODS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

The following is a tabulation of the Company's business segment information for the third quarters and nine months ended February 25, 2001 and February 27, 2000.

                                                                National
                                                 Specialty    Refrigerated
                                Dairy              Foods        Products       Corporate       Consolidated
                                -----            ---------    ------------     ---------       ------------
THIRD QUARTER ENDED
February 25, 2001
Net sales                     $    806.6          $  185.4       $  101.3       $     --       $  1,093.3
Operating earnings                  32.9              18.2            2.7           (7.9)            45.9
Identifiable assets              1,483.1             445.0          243.1          130.8          2,302.0

February 27, 2000
Net sales                     $    739.7          $  166.4       $   70.7       $     --       $    976.8
Operating earnings                  32.4              18.6            9.6           (6.1)            54.5
Identifiable assets              1,308.3             426.4          142.5          119.8          1,997.0

NINE MONTHS ENDED
February 25, 2001
Net sales                     $  2,407.3          $  555.9       $  287.9       $     --       $  3,251.1
Operating earnings                 118.4              61.6            7.1          (25.7)           161.4

February 27, 2000
Net sales                     $  2,312.1          $  521.5       $  211.6       $     --       $  3,045.2
Operating earnings                 103.4              63.8           27.9          (27.4)           167.7

8.  NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000. These Statements standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133," which delayed the effective date by one year. The adoption of SFAS No. 133, in fiscal 2002, is not expected to have a material impact on the Company's results of operations or financial condition.

                               DEAN FOODS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a final consensus on Issue No. 00-10 "Accounting for Shipping and Handling Costs." This issue addresses the recognition, measurement and income statement classification of shipping and handling fees and costs. The Company currently classifies certain shipping and handling costs as a reduction of sales. Upon adoption, in the fourth quarter of fiscal 2001, shipping and handling costs classified as a reduction in sales will be reclassified to delivery, selling and administrative expense. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or results of operations.

In May 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Upon adoption, in the first quarter of fiscal 2002, certain sales incentives, which are currently classified in delivery and selling expense, will be reclassified as a reduction of sales. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or results of operations.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                                                Third Quarter Ended                     Nine Months Ended
                                                -------------------                     -----------------
                                             February 25,     February 27,        February 25,        February 27,
                                                     2001             2000                2001               2000
                                             ------------     ------------        ------------        ------------
NET INCOME (NUMERATOR)                       $       16.7     $       25.2        $       72.9        $       80.0
                                             ============     ============        ============        ============

SHARES (DENOMINATOR)
Weighted average common shares
outstanding during the period                        35.6             37.3                35.5                38.6
Incremental common shares attributable
  to dilutive stock options                           0.1              0.4                 0.2                 0.5
                                             ------------     ------------        ------------        ------------
Diluted number of shares outstanding
  during the period                                  35.7             37.7                35.7                39.1
                                             ============     ============        ============        ============

NET INCOME PER SHARE
Basic                                        $        .47     $        .67        $       2.05        $       2.07
                                             ============     ============        ============        ============
Diluted                                      $        .47     $        .67        $       2.04        $       2.05
                                             ============     ============        ============        ============


10. SUBSEQUENT EVENT
On April 5, 2001, the Company announced it had signed a definitive agreement under which it and Suiza Foods Corporation ("Suiza") will merge to form a national dairy and specialty foods company. Under the terms of the agreement, shareholders of Dean Foods Company will receive $21.00 in cash and 0.429 shares of Suiza common stock for each share of the Company's common stock. The total consideration would be $40.92 per common share, based upon the closing prices of both companies common stock on April 4, 2001. Suiza will also assume $1.0 billion of the Company's debt. The transaction received the unanimous approval of both companies' Board of Directors and is expected to close by the third quarter of calendar year 2001. Completion of the transaction is contingent upon approval by a majority of shareholders in both companies, certain regulatory approvals and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q are "forward looking statements" as defined by the Private Securities Litigation Reform Law of 1995. These statements, which may be indicated by words such as "expects", "intends", "believes", "forecasts", or other words of similar meaning, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Form 10-Q. These risks include, but are not limited to, the ability to integrate acquisitions, adverse weather conditions resulting in poor harvest conditions, raw milk, resin, and fuel costs, interest rate fluctuations, the level of promotional spending, competitive pricing pressures, the effectiveness of marketing and cost-management programs and shifts in market demand.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED FEBRUARY 25, 2001 VERSUS THIRD QUARTER ENDED FEBRUARY 27,
2000

Net sales for the third quarter of fiscal 2001 were $1,093.3 million, an increase of $116.5 million, or 11.9%, from $976.8 million in the third quarter of fiscal 2000. The increase in net sales was primarily the result of acquisitions made in the Dairy and Specialty Foods Groups, along with strong sales of intermediate and extended shelf life products in the National Refrigerated Products Group. Operating earnings for the third quarter of fiscal 2001 were $45.9 million, a decrease of $8.6 million from operating earnings of $54.5 million in the third quarter of fiscal 2000. Fiscal year 2001 third quarter net income was $16.7 million, or $.47 per diluted share, compared to $25.2 million, or $.67 per diluted share, in the comparable period of the prior year.

Business Segments
         Dairy - The Dairy Group's net sales for the third quarter of fiscal 2001 were $806.6 million, an increase of $66.9 million, or 9.0%, from $739.7 million in the third quarter of fiscal 2000. The increase in net sales was primarily the result of the Land O' Lakes acquisition, which was completed in July of 2000. Dairy Group volumes including Land O'Lakes increased 3.8% when compared to the prior period. Excluding Land O' Lakes, volumes decreased approximately 3% due to lower fluid milk volumes in certain markets. Dairy Group operating earnings improved to $32.9 million from $32.4 million in the prior year, primarily due to acquisitions, offset by lower fluid volumes in certain markets and increased energy and fuel costs.

         Specialty Foods - The Specialty Foods Group's net sales for the third quarter of fiscal 2001 were $185.4 million, an increase of $19.0 million, or 11.4%, from $166.4 million in the third quarter of fiscal 2000. The increase in net sales was primarily the result of the acquisition of the Nally's pickle business in July of 2000, and increased sales of neutraceutical beverages. Operating earnings of $18.2 million decreased $0.4 million from $18.6 million a year ago as increased earnings in pickles products were more than offset by lower earnings in both powdered products and aseptic products. The increased earnings for pickles products were primarily due to improved crop costs, the Nalley's acquisition, and a better overall pricing environment than in the prior year. Powdered products earnings were negatively impacted by higher natural gas prices and the strong U.S. dollar, which resulted in lower export sales. Aseptic products earnings were also impacted by higher energy and fuel costs as well as lower volumes.

         National Refrigerated Products - The National Refrigerated Products Group's net sales for the third quarter of fiscal 2001 were $101.3 million, an increase of $30.6 million, or 43.3%, from $70.7 million in the third quarter of fiscal 2000. The increase in net sales was primarily due to sales of Land O'Lakes extended shelf life products, increases for existing intermediate and extended shelf life products and continued sales growth for

Dips-for-One and Marie's pourable salad dressings. Third quarter operating earnings decreased to $2.7 million from $9.6 million in the prior year. The decrease in operating earnings was primarily due to increased promotional spending associated with the new product introductions and costs associated with the ramp-up of complex, state-of-the-art technology used to produce intermediate and extended shelf life products.

Corporate
Corporate expenses for the third quarter of fiscal 2001 were $7.9 million, an increase of $1.8 million from the third quarter of fiscal 2000. In the third quarter of Fiscal 2000, executive compensation expense was reduced to reflect expected payout levels. In fiscal 2001, these expenses were reduced in both the second and third quarters.

Interest Expense, net of interest income
Interest expense, net of interest income, for the third quarter of fiscal 2001 was $18.6 million, an increase of $5.4 million from the third quarter of fiscal 2000. The increase was primarily due to increased borrowings used to fund fiscal 2001 acquisitions and fiscal 2000 stock repurchases.


NINE MONTHS ENDED FEBRUARY 25, 2000 VERSUS NINE MONTHS ENDED FEBRUARY 27, 2000

Net sales for the first nine months of fiscal 2001 were $3,251.1 million versus net sales of $3,045.2 million in fiscal 2000. Net sales increased in all business segments, with the majority of the increase due to acquisitions. Operating earnings decreased to $161.4 million in fiscal 2001 from $167.7 million in fiscal 2000. Net income for the first nine months of fiscal 2001 decreased to $72.9 million, or $2.04 per diluted share, versus $80.0 million, or $2.05 per diluted share, in fiscal 2000. The decrease in net income was due to lower operating earnings and higher interest expense, which were partially offset by a gain on the sale of a note.

Business Segments
         Dairy - Net sales in the Dairy Group of $2,407.3 million were $95.2 million, or 4.1%, higher than sales of $2,312.1 million in the prior year. The increase in sales is primarily the result of the Land O'Lakes acquisition made in the beginning of fiscal 2001. Dairy Group volumes including Land O'Lakes were 2.8% higher than the prior year. Excluding Land O' Lakes, volumes decreased approximately 3% due to lower fluid milk volumes in certain markets. Operating earnings increased $15.0 million to $118.4 million from $103.4 million in the prior year, primarily due to acquisitions, however earnings were negatively impacted by lower fluid volumes in certain markets and increased energy and fuel costs.

         Specialty Foods - Net sales in the Specialty Foods Group of $555.9 million were $34.4 million, or 6.6%, higher than fiscal 2000. The sales increase was primarily due to the acquisitions of the Nally's pickle business made near the beginning of fiscal 2001. Fiscal 2001 operating earnings of $61.6 million decreased $2.2 million, from $63.8 million in the prior year. The decrease in operating earnings is due to higher packaging, distribution and energy costs, as well as increased promotional and other spending associated with the consolidation of a number of regional pickle brands to fewer, stronger brands.

         National Refrigerated Products - Net sales in the National Refrigerated Products Group increased $76.3 million, or 36.1%, to $287.9 million, primarily as a result of growth in intermediate and extended shelf life products and new product introductions. Operating earnings of $7.1 million decreased $20.8 million compared to the same period of the prior year. The earnings decline is attributable to approximately $16 million of increased marketing and promotional expenses for new product launches along with increased manufacturing costs associated with the significant ramp-up of complex, state-of-the-art technology to produce intermediate and extended shelf life products.

Corporate
Corporate expenses decreased $1.7 million, to $25.7 million for the first nine months of fiscal 2001 compared to the same period of the prior year, primarily due to lower incentive compensation expenses and other cost reductions achieved through activities associated with cost reduction plans.

Interest Expense, net of interest income
Interest expense, net of interest income, for the first nine months of fiscal 2001 was $53.3 million, an increase of $16.8 million over the same period in the prior fiscal year. The increase is the result of higher average borrowings outstanding during fiscal 2001 due to fiscal 2001 acquisitions and fiscal 2000 stock repurchases.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at February 25, 2001 was $184.4 million compared to $151.3 million at May 28, 2000. Inventories at February 25, 2001 were $223.7 million, an increase of $45.3 million over the May 28, 2000 balance. The increase in working capital and inventories was primarily the result of the Land O'Lakes and Nalley's acquisitions, completed in the first quarter of this year.

Seasonal working capital requirements are funded using the Company's commercial paper program, which was entered into during fiscal 1999, and bilateral lines of credit. As the Company has the ability and intent to refinance such borrowing on a long-term basis, the outstanding commercial paper balance has been classified as long-term. At February 25, 2001 and May 28, 2000, there were no short-term borrowings outstanding.

During the first quarter, the Company issued $250 million of 8.15% Notes due in 2007. The proceeds of these notes were used to fund the fiscal 2001 acquisitions in the Dairy and Specialty Foods Groups as well as to repay commercial paper. The Company's debt to capitalization ratio was approximately 58% at February 25, 2001, versus approximately 54% at May 28, 2000.

Cash Flows - Cash and temporary cash investments increased $14.4 million during the first nine months of fiscal 2001. Net cash provided from operations was $158.4 million for the first nine months of fiscal 2001, compared to $150.1 million in the comparable period of last year.

Net cash used in investing activities was $338.8 million for first nine months of fiscal 2001 versus $151.2 million in the first nine months of fiscal 2000. Year-to-date 2001 investing activities included $220.3 million of cash paid for acquisitions and investments, compared to $37.3 million paid for acquisitions during the first nine months of fiscal 2000. Fiscal 2001 acquisitions and investments included the Nalley's and Land O'Lakes acquisitions and the investments made in White Wave, Inc. and the joint venture with Land O'Lakes. Fiscal 2000 acquisitions included Steinfeld's Pickle Products and Dairy Express, Inc. Capital expenditures during the first nine months of fiscal 2001 were $123.7 million compared to $113.7 million in the same period of the prior year, primarily reflecting expanded investments in extended shelf life and intermediate shelf life production capabilities. Capital expenditures are funded through operating cash flow and the Company's commercial paper program.

Net cash provided by financing activities was $194.8 million for the first nine months of fiscal 2001 versus $8.8 million in the prior year. Fiscal 2001 financing activities include $250.0 million from the issuance of long-term obligations and a $28.1 million decrease in borrowings under the Company's commercial paper program. Fiscal 2000 financing activities include $137.6 million of additional borrowings under the Company's commercial paper program, offset in part by the repurchase of treasury shares totaling $103.9 million.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000. These Statements standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133," which delayed the effective date by one year. The adoption of SFAS No. 133, in fiscal 2002, is not expected to have a material impact on the Company's results of operations or financial condition.

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

In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a final consensus on Issue No. 00-10 "Accounting for Shipping and Handling Costs." This issue addresses the recognition, measurement and income statement classification of shipping and handling fees and costs. The Company currently classifies certain shipping and handling costs as a reduction of sales. Upon adoption, in the fourth quarter of fiscal 2001, shipping and handling costs classified as a reduction in sales will be reclassified to delivery, selling and administrative expense. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or results of operations.

In May 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Upon adoption, in the first quarter of fiscal 2002, certain sales incentives, which are currently classified in delivery and selling expense, will be reclassified as a reduction of sales. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 25, 2001, there were no material changes in the Company's market risk exposure as described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During the three months ended February 25, 2001, there was no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               Exhibit
               Number                       Description
               ------      ---------------------------------------------------------------------------
               2.1         Agreement and Plan of Merger dated as of April 4, 2001, by and among Suiza Foods
                           Corp., Blackhawk Acquisition Corp. and Dean Foods Company
               4.1         Amendment No. 1, dated as of January 1, 2001, to Rights Agreement, dated May 22, 1998
               10.1        Form of Change in Control Agreement between Dean Foods Company and Executives*
               10.2        Dean Foods Company Supplemental Benefit Plan, as amended and restated effective as of
                           October 1, 1996*
               10.3        Dean Foods Company Director Stock Award Plan, dated October 1, 1996 and the First
                           Amendment there to be effective as of May 26, 2000*
               12.1        Computation of Ratio of Earnings to Fixed Charges
               12.2        Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

               ---------------

               * Represents a management contract, compensation plan or arrangement.

      (b)      Reports on Form 8-K

                  The Company filed an Amended Current Report dated January 12,
               2001, with regards to the Company's press release dated December 20, 2000, "Dean Foods Reports Second Quarter Results."

                  The Company filed a Current Report dated March 9, 2001, with regards to the Company's press release dated March 9, 2001, "Dean Foods Lowers Earnings Expectations."

                  The Company filed a Current Report dated March 23, 2001, with regards to the Company's press release dated March 21, 2001, "Dean Foods Reports Third Quarter Earnings".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        DEAN FOODS COMPANY
                                                   -----------------------------
                                                           (Registrant)





DATE:      April 9, 2001                           /S/  Barbara A. Klein
           --------------                          ----------------------------
                                                   BARBARA A. KLEIN
                                                   Vice President, Finance and
                                                   Chief Financial Officer