Form 10-K405
period 2001-05-27
DEAN FOODS CO
filed 2001-08-10
CIK 27500

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended May 27, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period from ______ to ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of Common Stock, Par Value $1 Per Share, of the Registrant outstanding as of August 1, 2001 was 35,764,726. The aggregate market value of such outstanding shares on August 1, 2001 was $1.47 billion, based upon the closing price for the Common Stock on the New York Stock Exchange on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on September 26, 2001 (referred to herein as the "Company's 2001 Proxy Statement") are incorporated by reference into Part III of this report.

================================================================================

                               DEAN FOODS COMPANY

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I............................................................................................................3

    ITEM 1.    BUSINESS...........................................................................................3
    ITEM 2.    PROPERTIES........................................................................................10
    ITEM 3.    LEGAL PROCEEDINGS.................................................................................11
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................11

PART II .........................................................................................................12

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS..............................12
    ITEM 6.    SELECTED FINANCIAL DATA...........................................................................12
    ITEM 7.    MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............13
    ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK........................................20
    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................21
    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............21

PART III.........................................................................................................22

    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................22
    ITEM 11.   EXECUTIVE COMPENSATION............................................................................24
    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................24
    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................24

PART IV..........................................................................................................25

    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................................25

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

        Dean Foods Company and its subsidiaries ("the Company") is one of the nation's leading processors and distributors of dairy products, producing a full line of branded and private label products. The Company is also a leading manufacturer and distributor of specialty food products, including pickles and non-dairy coffee creamers, and refrigerated products, including dips and salad dressings. The predecessor to the Company was incorporated in Illinois in 1925.

        The Company is organized into three operating segments: the Dairy Group, the Specialty Foods Group and the National Refrigerated Products Group. The Company's principal products are dairy products (fluid milk and cultured products and ice cream and ice cream novelties), specialty food products (non-dairy coffee-creamers, pickles, relishes, pickled peppers and assorted specialty food items, and aseptic cheese sauces, puddings and other aseptically packaged products) and national refrigerated products (extended shelf life dairy products, refrigerated dips, produce dips and refrigerated salad dressings).


MERGER

        On April 5, 2001, the Company announced it had signed a definitive merger agreement with Suiza Foods Corporation ("Suiza"), a fluid dairy processor and distributor based in Dallas, Texas. Under the terms of the agreement, shareholders of the Company will receive, for each share of Dean common stock, $21.00 in cash plus 0.429 shares of Suiza common stock, subject to adjustment if Suiza's stock price is below $32.71 at the time of merger. Upon completion of the transaction, there will be approximately 43 million shares of Suiza common stock outstanding, with current Suiza shareholders owning approximately 65% of the company and Dean Foods shareholders holding approximately 35% of the company.

        Completion of the merger transaction is contingent upon approval by the shareholders of both companies, certain regulatory approvals and other customary closing conditions. The transaction is expected to be completed during the fourth calendar quarter of 2001.

        The Company recorded a pre-tax charge of $22.2 million ($13.7 million after-tax, or $.38 per share) in the fourth quarter of fiscal 2001 for merger-related costs. These charges consist of professional fees of $4.5 million, severance and employee stay costs of $2.7 million and a $15.0 million charge relating to a lease commitment on office space that the Company will not occupy. The Company expects to incur additional merger-related charges until the merger is completed.

BUSINESS ACQUISITIONS

        The Company's acquisition strategy has historically focused on food companies having a well-established reputation for quality products and services that meet selected financial criteria, including return on invested capital and market value added. If the Suiza transaction is not completed, the Company intends to continue to take advantage of industry consolidation trends, specifically within the dairy segment, and to focus on companies that can provide significant operating efficiencies. The Company has completed 25 acquisitions in the last five fiscal years. These companies, businesses and assets were acquired for cash, installment notes or a combination thereof, except for the fiscal 1999 and 1998 acquisitions of U.C. Milk Company, Berkeley Farms, Purity Dairies and Coburg Dairy, which were stock purchases. The listing below summarizes the acquisitions completed by fiscal year:


   FISCAL YEAR 2001
      Land O'Lakes Upper Midwest fluid division,                  Woodbury, Minnesota; Thief River Falls,
         a dairy processor                                            Minnesota; Bismarck, North Dakota;
                                                                      Sioux Falls, South Dakota; and Richland
                                                                      Center, Wisconsin
      Nalley's pickle business, a pickle processor                Tacoma, Washington
   FISCAL YEAR 2000
      Dairy Express, a dairy processor                            Philadelphia, Pennsylvania
      Steinfeld's Pickle Products, a pickle processor             Portland, Oregon
   FISCAL YEAR 1999
      Alta Dena Certified Dairy, a dairy processor                City of Industry, California
      Berkeley Farms, a dairy processor                           Hayward, California
      U.C. Milk Company, a dairy processor                        Madisonville, Kentucky
      Barber Dairy, a dairy processor                             Birmingham, Alabama
      Hillside Dairy, a dairy processor                           Cleveland Heights, Ohio
      R.G. Clark, a dairy distributor                             Paducah, Kentucky
      Modern Dairy, a dairy distributor                           Ashland, Kentucky
      Ice Cream Products, an ice cream distributor                Columbia, South Carolina
      Custom Food Processors International, a dry                 New Hampton, Iowa
         ingredients processor
   FISCAL YEAR 1998
      Purity Dairies, a dairy processor                           Nashville, Tennessee
      Coburg Dairy, a dairy processor                             Charleston, South Carolina
      Dairy business of American Stores Company                   Buena Park, Escondido, San Leandro and
         (Lucky Stores)                                               Sacramento, California
      Wengert's Dairy, a dairy processor                          Lebanon, Pennsylvania
      Sani-Dairy Division of Penn Traffic Company, a              Johnstown, Pennsylvania
         dairy processor
      Maplehurst Dairy, a dairy processor                         Indianapolis, Indiana
      H. Meyer Dairy Company, a dairy processor                   Cincinnati, Ohio
      Milk Products LLC, a dairy processor                        Albuquerque, New Mexico and El Paso, Texas
      Schwartz Pickle Company, a refrigerated pickles             Chicago, Illinois
         processor
      Marie's Salad Dressing, a processor of salad                Thornton, Illinois
         dressings and vegetable dips
   FISCAL YEAR 1997
      Tri-State Dairy, Inc., a dairy processor                    Miami, Florida
      Meadows Distribution Co., Inc., an ice cream and            Batavia, Illinois
         frozen foods distributor

BUSINESS SEGMENTS

        Information regarding the Company's Dairy, Specialty Foods and National Refrigerated Products business segments for the last three fiscal years is included in Note 17 to the Company's consolidated financial statements on page 47 of this Annual Report on Form 10-K.

Dairy Group

Fluid Milk and Cultured Dairy Products

        The Company processes raw milk and other raw materials into fluid milk and cultured products. The Company believes that it is one of the two largest fluid milk processors in the United States. Included in the fluid products category is homogenized, low-fat and skim milk plus buttermilk, chocolate milk and juice products. Cultured dairy products include cottage cheese, sour cream and yogurt. The Company also produces and distributes organic dairy products, which include a wide variety of homogenized and pasteurized milk and cultured products.

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

        The fluid milk and cultured products business is extremely competitive and productivity is very important. The Company continues to reinvest a substantial portion of its total capital budget in its dairy plants and distribution systems to maintain and improve efficiencies. Fiscal 2001, 2000 and 1999 capital expenditures included the new and continued installation of small plastic bottle (Milk Chugs) filling lines at plants located in Alabama, California, Florida, Illinois, Pennsylvania and Utah. Fiscal 2000 and 1999 expenditures included spending associated with wrap-around labeling equipment at the Florida dairy plants and spending associated with the Company's enterprise wide information systems initiative. Fiscal 2000 expenditures also included spending related to distribution equipment in the Florida, Alabama and Ohio dairies. Fiscal 1999 expenditures included cooler expansion at its Sharpsville, Pennsylvania facility, as well as costs associated with production consolidation at its Southwest facilities. Fiscal 1998 expenditures included costs associated with the completion of a fluid milk plant in Braselton, Georgia. Major capital expenditures in fiscal 1997 included the initial construction of the new Braselton, Georgia, fluid milk processing plant, expansion of the filler room at the Sharpsville, Pennsylvania facility and new labeling equipment at the Athens, Tennessee plant.

        Sales of fluid milk and cultured products to unaffiliated customers for the fiscal years 2001, 2000 and 1999 were $2.7 billion, $2.6 billion and $2.4 billion, respectively.

Ice Cream and Frozen Novelties

        The Company produces packaged and bulk ice cream products which are sold through grocery store chains, mass merchandisers, convenience stores, smaller retail grocery outlets, restaurants and other foodservice outlets. The product line includes ice cream (regular, low-fat and non-fat), fruit sherbets, frozen yogurts, and novelties made with ice cream, sherbet and ices. These products are sold under a variety of regional brands and numerous private labels in the Midwest, Midsouth, Southeast, Southwest, California, parts of the Rocky Mountain states, Pennsylvania, New York, California and Mexico. The brands include Dean's, Dean's Country Charm, Alta Dena, Bud's of San Francisco, Barber's, Berkeley Farms, Creamland, Cream o'Weber, Gandy's, Price's, Purity, Fitzgerald, Fieldcrest, Mayfield, McArthur/T.G. Lee, Reiter and Verifine. Sales of ice cream and frozen dessert products are substantially greater during the summer months than during the rest of the year. Additionally, the Company produces and supplies Baskin-Robbins ice cream products throughout the United States.

        Fiscal 2001 capital expenditures included cooler expansions in the Southwest region and South Carolina. Fiscal 2000 capital expenditures included the purchase and expansion of ice cream storage facilities in the Alabama dairies, as well as the purchase and installation of two-piece carton equipment in the Georgia dairy. Fiscal 1999 and 1998 capital expenditures included the purchase and installation of frozen novelties vending machines in the Midsouth. Capital expenditures during fiscal 1999 also included freezer expansion at the Birmingham, Alabama facility and the purchase of freezer equipment for the Company's Athens, Tennessee facility. Fiscal 1998 capital expenditures included the expansion of an ice cream storage facility. Capital expenditures during fiscal 1997 included additional processing equipment at the Company's Belvidere, Illinois and Athens, Tennessee ice cream plants.

        Sales to unaffiliated customers for the fiscal years 2001, 2000 and 1999 were $507 million, $483 million and $467 million, respectively.

Specialty Foods Group

Pickles, Relishes and Other Specialty Items

        The Company is one of the largest pickle processors and marketers in the United States. Pickles, relishes, pickled peppers and other specialty items are sold nationally under brand names, including Arnold's, Atkins, Cates, Dailey, Heifetz, Nalley's, Paramount, Peter Piper, Rainbo, Roddenbery, Schwartz and Steinfeld's. Branded and private label products are marketed and distributed to grocery store chains, wholesalers and the foodservice industry and in bulk to other food processors.

        There were no major capital expenditures during fiscal 2001. Capital expenditures in fiscal 2000 included the purchase of a produce cooler for the Green Bay facility and investments in a warehouse management system. During fiscal 1999, the Company closed its Croswell, Michigan plant and consolidated production into existing facilities and continued to modernize its remaining manufacturing facilities. Fiscal 1999 capital expenditures included costs to further automate pickle production at the Faison, North Carolina facility. Capital expenditures in fiscal 1998 included non-fermenting processing equipment, a new water treatment system and banana pepper handling equipment. During fiscal 1997 the Company closed its Eaton Rapids, Michigan plant and consolidated production.

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

        Sales to unaffiliated customers for the fiscal years 2001, 2000 and 1999 were $428 million, $394 million and $377 million, respectively.

Non-Dairy Coffee Creamers and Other Powdered Products

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

        While continuing to grow its non-dairy creamer business, the Company entered into the nutritionally-based products market in fiscal 1999. The nutritional beverage operations were acquired in conjunction with the disposition of the Company's vegetables business, which was sold to Agrilink Foods, Inc. in September 1998. The Company continues to leverage its private label expertise and launch beverages in the meal supplement, weight loss and sports categories.

        The Company, through an affiliate, provides stabilizers and other dry ingredients to customers in the United Kingdom, Continental Europe and other foreign markets.

        Fiscal 2001 capital expenditures included waste water equipment at the Wayland, Michigan facility and dryer improvement at the Pecatonica, Illinois facility. Capital expenditures in fiscal 2000 included the purchase and installation of equipment to increase creamer capacity and the purchase and installation of emission and waste treatment equipment at the Wayland, Michigan facility. There were no major capital expenditures during fiscal 1999. Fiscal 1998 and fiscal 1997 capital expenditures included the construction of a new dryer in Wayland, Michigan, which began operation during the third quarter of fiscal 1998.

        Sales to unaffiliated customers for the fiscal years 2001, 2000 and 1999 were $233 million, $217 million and $184 million, respectively.

Sauces and Puddings

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

        Capital expenditures in fiscal 2001 included the installation of waste water treatment equipment at the Dixon, Illinois facility. There were no major capital expenditures in fiscal 2000. Capital expenditures during fiscal 1999 included a small-pouch filler line at the Company's Dixon, Illinois plant. There were no major capital expenditures during fiscal years 1998 and 1997.

        Sales to unaffiliated customers for the fiscal years 2001, 2000 and 1999 were $93 million, $104 million and $100 million, respectively.

DFC Transportation

        DFC Transportation Company, a transportation and logistics subsidiary of the Company, operates nationally with a fleet of approximately 68 tractors and 86 trailers, providing primarily frozen and refrigerated truckload services within the United States, Canada and Mexico. Its customers include food and industrial companies.

        Revenues from unaffiliated customers for fiscal years 2001, 2000 and 1999 were approximately $30 million, $26 million and $32 million, respectively. Revenues relating to hauling products for other divisions and subsidiaries of the Company have been eliminated in consolidation.

National Refrigerated Products Group

Extended Shelf Life Products

        The Company processes extended shelf life fluid, aerosol and other dairy products. Extended shelf life products include flavored milks, non-dairy coffee creamers, whipping creams, half-and-half dairy creamers, aerosol whipped creams and lactose-reduced milks.

        Extended shelf life products are distributed nationally under Dean brands including Dairy Pure, Dean Ultra and Easy 2%, as well as well-known licensed national brands and private labels. The extended shelf life products business is extremely competitive and productivity is very important. The Company continues to reinvest in its extended shelf life plants and distribution systems to maintain and improve efficiencies. Fiscal 2001, 2000 and 1999 capital expenditures included investments in small bottle lines and infrastructure improvements to the Murray, Kentucky facility. Fiscal 1999 capital expenditures included cooler capacity expansion. Capital expenditures in fiscal 1998 included investment in a new high-temperature processor and cooler expansion at its Murray, Kentucky plant. In fiscal 1997, the Company divested its Ready Foods plant in Philadelphia, Pennsylvania and consolidated production into the Murray, Kentucky facility, where the Company invested in a new aerosol filling line.

        Sales of extended shelf life products to unaffiliated customers for fiscal 2001, 2000 and 1999 were $287 million, $184 million and $167 million, respectively.

Dips and Salad Dressings

        The Company manufactures snack dips, flavored salad dressing, sour cream and sour cream replacements. Branded and private label retail products are sold nationally, under the Dean's brand name primarily east of the Rockies and under the Rod's and Imo brand names primarily west of the Rockies. Retail products are sold in supermarkets and other retail outlets through direct warehouse delivery. At the beginning of fiscal 1998, the Company completed the acquisition of the Marie's business. The Marie's product line includes refrigerated salad dressings, vegetable dips, and fruit glazes, which are marketed in the produce section of supermarkets. Dean's dips and Marie's refrigerated salad dressings are the leading brand names in their respective categories. Marie's dips are the second leading produce dips.

        There were no major capital expenditures in fiscal years 2001, 2000 and 1999. Fiscal 1998 capital expenditures included receiving room upgrades at the Company's City of Industry, California facility. There were no major capital expenditures during fiscal 1997.

        Sales to unaffiliated customers for the fiscal years 2001, 2000 and 1999 were $113 million, $106 million and $107 million, respectively.


RAW MATERIALS AND SUPPLIES

        The Company's business depends on obtaining adequate supplies of raw and processed agricultural products. Historically, the Company has been able to obtain adequate supplies of agricultural products.

        Raw milk and other agricultural products are generally purchased directly from farmers and farm cooperatives. The Company generally does not have long-term purchase contracts for agricultural products. The price of raw milk is extensively regulated and can be quite volatile month to month. On average, raw milk costs have been trending downward for the last three fiscal years. Early indications are that raw milk costs will be substantially higher in the first half of fiscal 2002 than in fiscal 2001. Additionally, advanced forward milk pricing was adopted by the National Federal Order System in January 2000, substantially reducing the quarterly earnings volatility associated with the previous federal order milk pricing system.

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

        The Company supplies seed and advises growers regarding planting techniques for the cucumbers it uses in its pickle products. In addition, the Company monitors and arranges for the control of insects, directs the harvest, and, for some crops, provides automated harvesting service.

        Favorable weather conditions in the Southeast and Midwest led to higher quality and consistent cucumber crops during fiscal 2001. The increased volume from domestic crops in conjunction with lower volumes from Mexico resulted in slightly lower fiscal 2001 cucumber costs as compared with fiscal 2000. Fiscal 2000 cucumber costs were higher than fiscal 1999 primarily as a result of reduced volume from domestic crops, due to less favorable weather conditions, in conjuction with higher volumes and higher costs from Mexican crops. Fiscal 2002 cucumber costs are expected to approximate fiscal 2001 costs.

DISTRIBUTION

        Dairy products are delivered directly to grocery chain stores or warehouses from the Company's processing plants. Products are delivered by the Company in trucks that it owns or leases and by independent distributors. In certain states, products are also delivered to the Company's distribution branches from which distribution is then made to customers. The Company has continued its efforts to streamline its distribution system for dairy products. Major economies have been affected in recent years through consolidation of distribution branches and routes, with emphasis on direct truck delivery to retail stores and warehouses of grocery chains. The Company's Specialty Foods products are delivered to warehouses and food distributors by the Company's fleet of trucks and outside freight carriers.

COMPETITION

        The Company's business is highly price competitive with relatively low operating margins, consistent with other food companies. Quality and customer service are important factors in securing and maintaining business. An important aspect of the Company's service to customers is computer ordering, shipping and billing services. Referred to in the food industry as "Efficient Consumer Response", the Company has over the last several years made a substantial commitment to this effort. The Company's Dairy business operates in a number of different geographical markets. In these markets, the Company competes against national, regional and local companies. In certain markets, some supermarket chain stores have their own dairy products processing plants. There are usually a number of competitors in each major market and product class. Some of the competitors have greater sales and assets than the Company's operations in that market. The Company's Specialty Foods products are marketed nationally and, in some cases, internationally. National Refrigerated Products Group products are also sold nationally and largely serve customers through warehouse channels. The degree of penetration and competitive conditions in each market varies, but the Company does not believe it has any material competitive advantage in any of its major markets or product classes.

EMPLOYEES

        The Company employs approximately 14,100 employees (14,000 full-time). Approximately 5,500 employees are represented by the International Brotherhood of Teamsters and other unions under 65 collective bargaining agreements. Seven of these agreements expire during fiscal 2002. Generally, the Company considers its employee relations to be very good.

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

ITEM 2.  PROPERTIES

        The Company owns fifty-eight of its processing plants (two of which are subject to mortgage) and leases the other five under leases expiring from fiscal 2002 through fiscal 2007. The Company has owned and leased distribution branches and storage warehouses located throughout the country. The Company considers its properties suitable and adequate for the conduct of its business. Production facilities are principally operated at or near capacity levels, but generally on the basis of fewer than three shifts per day. Further information relating to the Company's leases is contained in Note 12 to the Company's consolidated financial statements. Such information is included on page 44 of this Annual Report on Form 10-K.

        The locations of the Company's processing facilities, by product category within business segment, are included below:

                                      DAIRY

Fluid Milk and Cultured Dairy Products
   Birmingham, Alabama                         Woodbury, Minnesota
   Buena Park, California                      Albuquerque, New Mexico
   City of Industry, California                Bismarck, North Dakota
   Escondido, California                       Barberton, Ohio
   Hayward, California                         Cincinnati, Ohio
   San Leandro, California                     Springfield, Ohio
   Miami, Florida                              Belleville, Pennsylvania
   Orange City, Florida                        Erie, Pennsylvania
   Orlando, Florida                            Lebanon, Pennsylvania
   Braselton, Georgia                          Sharpsville, Pennsylvania
   Chemung, Illinois                           North Charleston, South Carolina
   Huntley, Illinois                           Sioux Falls, South Dakota
   Rockford, Illinois                          Athens, Tennessee
   Rochester, Indiana                          Nashville, Tennessee
   Louisville, Kentucky                        El Paso, Texas
   Madisonville, Kentucky                      Lubbock, Texas
   Evart, Michigan                             Salt Lake City, Utah
   Thief River Falls, Minnesota                Sheboygan, Wisconsin

Ice Cream and Frozen Novelties
   Birmingham, Alabama                         Albuquerque, New Mexico
   Buena Park, California                      Athens, Tennessee
   City of Industry, California                Nashville, Tennessee
   Belvidere, Illinois

                                 SPECIALTY FOODS

Pickles, Relishes and Specialty Items
   Atkins, Arkansas                            Faison, North Carolina
   LaJunta, Colorado                           Portland, Oregon
   Cairo, Georgia                              Scappoose, Oregon
   Chicago, Illinois                           Green Bay, Wisconsin
   Plymouth, Indiana

Non-Dairy Coffee Creamers and Other Powdered Products
   Pecatonica, Illinois                        Wayland, Michigan
   Rockford, Illinois                          Abingdon, Oxon, United Kingdom
   New Hampton, Iowa

Sauces and Puddings
   Dixon, Illinois                             Benton Harbor, Michigan

                         NATIONAL REFRIGERATED PRODUCTS

Extended Shelf Life Products
   Jacksonville, Florida                       Richland Center, Wisconsin
   Murray, Kentucky

Dips and Salad Dressings
   City of Industry, California                Thornton, Illinois
   Rockford, Illinois

        Distribution branches for the Dairy Group are located in Alabama, California, Florida, Georgia, Illinois, Indiana, Kentucky, Nevada, Minnesota, New Mexico, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, and West Virginia.

        Distribution warehouses for the Specialty Foods Group are located in Arkansas, Colorado, Georgia, Illinois, Indiana, Michigan, North Carolina, Oregon, Washington, and Wisconsin.

        Distribution warehouses for the National Refrigerated Products Group are located in California, Illinois and Tennessee.


ITEM 3.  LEGAL PROCEEDINGS

        The Company is a current defendant in assorted legal matters and has been the subject of routine investigations by various state and federal agencies. The ultimate resolution of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 27, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the New York Stock Exchange under the ticker symbol DF. The range of common stock sales prices for each of the quarters during the past two fiscal years (as reported by the New York Stock Exchange) and the frequency and amount of common stock dividends declared the past two fiscal years are set forth under the caption "Unaudited Quarterly Financial Data" on page 48 of this Annual Report on Form 10-K, in the rows captioned "Stock Price Range" and "Dividend Rate". Such rows and the column and row captions related thereto are hereby incorporated by reference.

        The approximate number of holders of record of the Company's common stock on August 1, 2001 was 7,808.


ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical financial data has been derived from the Company's audited consolidated financial statements as of and for each of the fiscal years ended May 1997 through 2001. This information is a summary and should be read together with the Company's historical financial statements and related notes beginning on page 30 of this Annual Report on Form 10-K and in other reports that the Company has filed with the Securities and Exchange Commission.

                                                                             FISCAL YEAR ENDED MAY (a)
                                                  --------------------------------------------------------------------------
                                                       2001          2000           1999           1998            1997
                                                  --------------------------------------------------------------------------
                                                                     (In thousands, except per share data)

OPERATING DATA
   Net sales (b)                               $4,440,366      $4,102,572       $3,784,893        $2,762,277      $2,487,498
   Income from continuing operations               74,652 (d)     106,118 (e)       70,331 (f)        87,980          73,988
   Net income                                      74,652 (d)     106,118 (e)      151,222 (f)       106,302          86,704

BALANCE SHEET DATA
   Total assets                                $2,317,387      $2,003,542       $1,911,876        $1,607,189      $1,133,680
   Long-term obligations (c)                      940,170         758,725          631,286           558,233         208,931
   Shareholders' equity                           704,616         657,685          716,414           619,266         567,681

COMMON STOCK DATA
   Basic earnings per share
      Continuing operations                    $     2.10 (d)  $     2.79 (e)   $     1.77 (f)    $     2.17      $     1.84
      Net income                                     2.10 (d)        2.79 (e)         3.80 (f)          2.63            2.16
   Diluted earnings per share
      Continuing operations                    $     2.07 (d)  $     2.77 (e)   $     1.74 (f)    $     2.13      $     1.83
      Net income                                     2.07 (d)        2.77 (e)         3.74 (f)          2.57            2.15

OTHER DATA
   Cash dividends per share                    $      .90      $      .88       $      .84        $      .80      $      .76

-----------------------------------------------------------------------------------------------------------------------------

(a) Fiscal years end on the last Sunday in May.
(b) Net sales have been restated to reflect the adoption of Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of fiscal 2001. The effect of the adoption was to increase 2000 net sales by $36,936, 1999 net sales by $29,745, 1998 net sales by $26,443 and 1997 net sales by $26,935. The adoption of EITF 00-10 did not impact earnings results.
(c) Excludes current portion of long-term debt.
(d) Fiscal 2001 includes a pre-tax charge of $22,151 ($13,734 after-tax, or $.38 per share) for merger-related costs and a pre-tax gain of $10,000 ($6,200 after-tax, or $.17 per share) related to sale of a note associated with the divestiture of the Company's vegetables business in fiscal 1999.
(e) Fiscal 2000 includes a pre-tax charge of $6,078 ($3,768 after-tax, or $.10 per share) related to plant closures.
(f) Fiscal 1999 include a pre-tax charge of $18,105 ($11,044 after-tax, or $.27 per share) related to plant closures. Fiscal 1999 net income also includes an after-tax gain of $83,820 ($2.07 per diluted share) related to the sale of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
        Dean Foods Company is one of the nation's leading processors and distributors of dairy products, producing a full line of branded and private label products. The Company is also a leading manufacturer and distributor of specialty food products, including pickles and non-dairy coffee creamers, and refrigerated products, including dips and salad dressings. The Company operates under three business segments. The Dairy Group is the Company's largest segment, accounting for 73% of fiscal 2001 sales, with the Specialty Foods Group and National Refrigerated Products Group accounting for 18% and 9% of total sales, respectively. The Dairy Group produces and distributes fluid milk, ice cream and ice cream novelties, and cultured products, including cottage cheese, sour cream and yogurt. Other products sold by the Dairy Group include juice, juice drinks and water. The Specialty Foods Group manufactures and distributes a number of specialty food products to supermarkets, other retail outlets and foodservice customers. Products include non-dairy coffee creamers, pickles, relishes, pickled peppers and other specialty food items, and aseptic cheese sauces, puddings and other aseptically packaged products. The National Refrigerated Products Group manufactures and distributes extended shelf life dairy products, refrigerated dips and refrigerated salad dressings. Segment operating earnings represent sales less operating expenses. Operating expenses exclude general corporate expense, interest expense and federal and state income taxes.

OPERATING RESULTS
        The Company's fiscal year ends on the last Sunday in May. In the first quarter of fiscal 2001, the Company announced the realignment of its business segment structure to that described above. As such, the following discussion reflects prior year amounts that have been restated to conform to the new structure. In addition, the following discussion reflects the Company's adoption of Emerging Issues Task Force Issue No. 00-10 ("EITF 00-10") "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of fiscal 2001. Prior year net sales, cost of products sold and selling, delivery and administrative expenses have been restated to reflect the reclassification of shipping and handling costs upon adoption of EITF 00-10. The adoption of EITF 00-10 did not impact reported operating earnings or net income.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

CONSOLIDATED RESULTS OF OPERATIONS - Fiscal 2001 net sales increased 8.2% to $4.4 billion as each of the Company's business segments reported increased sales over fiscal 2000. Higher fiscal 2001 sales reflect increases due to business acquisitions in the Dairy and Specialty Foods Groups and new product launches and base business growth in the National Refrigerated Products Groups.

        Net income in fiscal 2001 was $74.7 million, or $2.07 per diluted share versus $106.1 million, or $2.77 per diluted share in fiscal 2000. The fiscal 2001 results include merger-related costs of $22.2 million ($13.7 million after-tax, or $.38 per diluted share) and a gain of $10.0 million ($6.2 million after-tax, or $.17 per diluted share) from the sale of a note associated with the divestiture of the Company's vegetables business in fiscal 1999. The fiscal 2000 results include a plant closure charge of $6.1 million ($3.8 million after-tax, or $.10 per diluted share). Absent the merger costs, gain on the note and plant closure charge, net income for fiscal 2001 was $82.2 million, or $2.28 per diluted share, compared to net income of $109.9 million, or $2.87 per diluted share in fiscal 2000. The decrease in net income was primarily due to reduced operating earnings in the National Refrigerated Products and Specialty Foods Group and increased interest expense.

        The Company is a large user of certain agricultural-related commodities, the prices for which can vary greatly. The competitive conditions and relatively low profit margins in the food industry necessitate timely adjustment of the Company's pricing to reflect changes in commodity prices, as well as changes in other production and distribution-related costs, including fuel costs.

DAIRY GROUP - Dairy Group sales increased 6.0% in fiscal 2001 to $3.3 billion and volume increased 2.5% over fiscal 2000. The increases in sales and volume are primarily the result of the Land O' Lakes acquisition which was completed in July 2000. Absent the impact of the fiscal 2001 acquisition, volume in fiscal 2001 declined slightly in comparison to fiscal 2000, due to declines in fluid milk volumes, primarily in the West region. Fiscal 2001 operating earnings of $156.9 million increased 6.0% over fiscal 2000 operating earnings of $148.0 million (excluding the fiscal 2000 plant closure charge), primarily due to the fiscal 2001 acquisition.

SPECIALTY FOODS GROUP - Specialty Foods Group sales increased 5.9% in fiscal 2001 to $784.9 million from $741.3 million in fiscal 2000, primarily as the result of the acquisition of the Nalley's pickle business in July 2000. Absent the Nalley's acquisition, sales declined slightly from fiscal 2000. Operating earnings of $73.0 million in fiscal 2001 declined 10.4% from operating earnings of $81.5 million in fiscal 2000. The decline in earnings is due to increased commodity costs for powdered products and increased promotional spending related to pickles.

NATIONAL REFRIGERATED PRODUCTS GROUP - National Refrigerated Products Group sales grew 37.5% in fiscal 2001 to $399.6 million from $290.6 million in fiscal 2000. Operating earnings of $10.4 million decreased from fiscal 2000 operating earnings of $37.5 million. Sales increased as a result of new products, growth in sales of intermediate and extended shelf life products and the Land O' Lakes acquisition. The decrease in earnings partially resulted from investments of approximately $18 million in marketing and promotional spending to support new product introductions. Earnings were also negatively impacted by the start-up of a new production line for licensed branded products and inefficiencies associated with new production technology to produce intermediate and extended shelf life products.

CORPORATE - Corporate expenses increased $20.5 million in fiscal 2001 to $58.7 million from $38.2 million in fiscal 2000. The increase is primarily the result of $22.2 million of merger-related costs associated with the proposed merger transaction with Suiza Foods Corporation. The Company will incur additional merger-related costs until the transaction is closed. Excluding the merger-related costs, corporate expenses declined slightly from fiscal 2000 due primarily to lower incentive compensation expense.

INTEREST EXPENSE, NET OF INTEREST INCOME - Fiscal 2001 interest expense, net of interest income, increased $21.4 million to $70.7 million. The increase is the result of higher debt balances used to fund acquisitions and fiscal 2000 share repurchases as well as higher short-term interest rates in fiscal 2001.

GAIN ON SALE OF NOTE - In December 2000, the Company sold for $10.0 million, a $30.0 million subordinated note which was received as part of the proceeds from the sale of the Company's vegetable business to Agrilink Foods, Inc. in fiscal 1999. Due to the uncertainty of the realizability of the $30.0 million subordinated note, the note was originally valued at a nominal amount. As a result of the sale, the Company reversed $10.0 million of the original reserve against the note, resulting in the recognition of a $10.0 million pre-tax gain in the second quarter of fiscal 2001.

INCOME TAXES - The Company's fiscal 2001 effective tax rate was 38.3% compared with 38.8% in fiscal 2000.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS - Fiscal 2000 net sales increased 8.4% to $4.1 billion. Each of the Company's business segments reported increased sales over fiscal 1999, primarily as a result of business acquisitions and the successful launch of new products.

        Income from continuing operations was $106.1 million, or $2.77 per diluted share versus $70.3 million, or $1.74 per diluted share in fiscal 1999. The fiscal 2000 results include a pre-tax plant closure charge of $6.1 million ($3.8 million after-tax, or $.10 per diluted share) and fiscal 1999 results include pre-tax plant closure charges of $18.1 million ($11.0 million after-tax, or $.27 per diluted share). Absent the plant closure charges, income from continuing operations advanced 35.2% to $109.9 million from $81.3 million and earnings per diluted share from continuing operations increased 42.8% to $2.87 from $2.01 in fiscal 1999. The increased earnings were primarily the result of strong performances in the Dairy Group and National Refrigerated Products Group which more than offset the decline in earnings in the Specialty Foods Group and increases in corporate costs and interest expense.

DAIRY GROUP - Dairy Group sales increased 9.0% in fiscal 2000 to $3.1 billion and volume increased 9.5% over fiscal 1999. The increases in sales and volume are primarily the result of business acquisitions completed during fiscal 1999. Absent the impact of acquisitions, volume in fiscal 2000 was approximately flat in comparison to fiscal 1999, as record high raw milk costs during the second and third quarters of fiscal 2000 dampened consumption.

        Fiscal 2000 operating earnings of $148.0 million, before plant closure charges, increased 48.2% over 1999 due to improved operating efficiencies, plant rationalizations and a more favorable overall commodity environment. Fiscal 1999 also included significant costs of integration of acquisitions.

SPECIALTY FOODS GROUP - Specialty Foods Group sales increased 7.0% in fiscal 2000 to $741.3 million from $692.9 million in fiscal 1999, primarily as the result of the acquisition of Steinfeld's Products Company in July 1999.

Operating earnings of $81.5 million in fiscal 2000 declined 5.7% from earnings of $86.4 million, before plant closure charges, in fiscal 1999. The decline in earnings is due to aggressive promotion and advertising activity by the branded market leader in pickles during the second half of fiscal 2000 and incremental costs from weather-related poor cucumber crop conditions.

NATIONAL REFRIGERATED PRODUCTS GROUP - National Refrigerated Products Group sales grew 5.9% in fiscal 2000 to $290.6 million from $274.3 million in fiscal 1999. Operating earnings of $37.5 million increased significantly over fiscal 1999 operating earnings of $20.4 million. The increases in sales and earnings are primarily attributable to business acquisitions completed in fiscal 1999. The increase in earnings is also the result of increased operating efficiencies.

CORPORATE - Corporate expenses in fiscal 2000 increased $3.1 million to $38.2 million from fiscal 1999. The increase is primarily the result of costs associated with the initial implementation of the Company's enterprise-wide information system initiative.

INTEREST EXPENSE, NET OF INTEREST INCOME - Fiscal 2000 interest expense, net of interest income, increased $11.3 million to $49.3 million. The increase is the result of higher debt balances resulting from acquisitions and the Company's share repurchase program as well as higher short-term market interest rates in fiscal 2000.

INCOME TAXES - The Company's fiscal 2000 effective tax rate was 38.8% compared with 39.0% in fiscal 1999.

PLANT CLOSURE CHARGES AND DISCONTINUED OPERATIONS
        During the past three fiscal years, management initiated reorganization and operational streamlining programs. The long-term objectives of these initiatives were to optimize the Company's resources, improve operating efficiencies and reduce the cost structure. This review resulted in the closure of plants, the sale of the Company's vegetables business and the realignment of the Company's business segments.

        During the fourth quarter of fiscal 2000, the Company announced the closure of the Sacramento, California and Mobile, Alabama fluid milk plants, which resulted in a pre-tax charge of $6.1 million ($3.8 million after-tax, or $.10 per diluted share) in the Dairy Group. The plant closure charge consisted of $1.9 million of cash charges, which include severance and exit costs, and $4.2 million of non-cash charges associated with the write-down to net realizable value of certain assets. The closures, which affected approximately 118 hourly and salaried employees, was finalized by the end of the second quarter of fiscal 2001. Production from the facilities was relocated to existing dairy plants.

        Also during fiscal 1999, the Company announced plant closures in the Dairy and Specialty Food Groups, which resulted in a pre-tax charge of $18.1 million ($11.0 million after-tax, or $.27 per share). The pre-tax impact of the plant closure charges on the Company's fiscal 1999 operating earnings by business segment is summarized as follows:

                                                         Operating        Plant Closure          Operating Earnings
(in millions)                                             Earnings              Charges      before Closure Charges
---------------------------------------------------------------------------------------------------------------------

Dairy Group                                             $     91.0             $    8.9                    $   99.9
Specialty Foods Group                                         77.1                  9.2                        86.3
National Refrigerated Products Group                          20.3                  -                          20.3
Corporate                                                    (35.1)                 -                         (35.1)
---------------------------------------------------------------------------------------------------------------------
Consolidated                                            $    153.3             $   18.1                    $  171.4
=====================================================================================================================

        The $8.9 million Dairy charge was recorded in the fourth quarter of fiscal 1999 in association with the Company's announcement to close the Indiana fluid milk plant. Production volume from this facility was integrated into existing dairy plants.

        The $9.2 million plant closure charge in the Specialty Foods Group included an initial charge of $7.7 million, recorded in the third quarter, to cover the costs of a Michigan plant shutdown. An additional $1.5 million was recorded in the fourth quarter, primarily related to the removal and relocation of equipment from the plant and the closure of an Illinois warehouse. Production from the closed facility was integrated into existing plants.

        In July 1998, the Company announced the divestiture of its vegetables business to Agrilink Foods, Inc. ("Agrilink"). In September 1998 the transaction closed for cash consideration of $378.2 million, a $30.0 million Agrilink subordinated note and Agrilink's aseptic foods business, which was valued at $80.2 million. In fiscal 1999, loss from discontinued operations was $2.9 million, or $.07 per diluted share, compared to fiscal 1998 income from discontinued operations of $18.3 million, or $.44 per diluted share. The fiscal 1999 loss reflects the results of operations until September 1998, the date of sale of the Company's vegetables business. As a result of the divestiture, the vegetables business operations results have been presented as discontinued operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES - The Company's operating cash and capital expenditure requirements have historically been met from internally generated funds. Working capital at May 27, 2001 was $171.4 million compared to $151.3 million at May 28, 2000. The Company's fiscal 2001 year-end current ratio was
1.33 compared to 1.34 at the end of fiscal 2000.

        Net property, plant, and equipment increased $104.0 million during fiscal 2001 due to the assets of acquired businesses and capital expenditures, net of dispositions and depreciation. The fiscal 2001 capital expenditures reflect the Company's continued emphasis on investing to achieve growth from new products, improved operating efficiencies, and expansion of existing product lines.

        The Company's financial strategy includes utilizing a combination of debt and equity that will maintain a competitive weighted average cost of capital and provide sufficient liquidity for growth. The Company has access to significant capital via debt and equity markets. The Company will continue to use both short-term and long-term debt markets in its funding of major capital expenditures and, if the Suiza transaction is not completed, further acquisitions. Pending the completion of the Company's merger with Suiza, the Company does not expect to enter into any significant acquisitions or capital expenditures.

        Long-term obligations increased $181.4 million to $940.2 million at May 27, 2001. The increased debt levels are due to acquisitions and fiscal 2000 share repurchases. Long-term obligations include $694.1 million of senior notes, consisting of four separate notes with maturities of $99.6 million in 2005, $246.7 million in 2007, $199.9 million in 2009 and $148.0 million in 2017. In March 1999, the Company entered into a $500 million commercial paper program backed entirely by the Company's $500 million revolving credit agreement. Both the commercial paper program and the revolving credit agreement mature in 2003. At May 27, 2001, there was $209.0 million outstanding under the revolving credit agreement. No commercial paper was outstanding at May 27, 2001. In June 2001, the Company amended its revolving credit agreement to revise the interest rate structure and change certain covenant tests and covenant definitions. The Company has been, and expects to remain, in compliance with the covenants under the amended revolving credit agreement.

        In June 2000, the Company filed a shelf registration to issue, from time to time, up to $650 million in various debt and equity securities. During the first quarter of fiscal 2001, the Company issued $250 million of 8.15% Notes due in 2007. The proceeds of these notes were used to fund acquisitions and to repay commercial paper.

        Shareholders' equity at May 27, 2001 was $704.6 million, an increase of $46.9 million from last year-end, reflecting fiscal year 2000 earnings less dividends paid to shareholders. The treasury stock held at May 27, 2001 is available for use in future acquisitions and stock option issuances, if any, and other general business purposes.

CASH FLOWS - Cash and temporary cash investments of $22.6 million at May 27, 2001 decreased $4.0 million from the level at May 28, 2000. The changes in cash for fiscal 2000 and fiscal 1999 were increases of $10.7 million and $4.0 million, respectively. The Company's cash flow activities are as follows:

        OPERATING ACTIVITIES - Fiscal 2001 cash provided from operations was $206.5 million compared to $234.4 million and $163.9 million for fiscal 2000 and 1999, respectively. Excluding fiscal 2001 merger-related costs and fiscal 2000 and 1999 plant closure charges, operating earnings before depreciation and amortization were $332.3 million, $336.3 million and $259.4 million, in fiscal 2001, 2000 and 1999, respectively.

        INVESTING ACTIVITIES - Net cash used in the Company's investing activities in fiscal 2001 was $364.6 million compared to $186.9 million and $380.7 million in fiscal years 2000 and 1999, respectively. In fiscal 2001, the Company invested $147.6 million in capital expenditures compared to $147.5 million and $139.3 million in fiscal 2000 and 1999, respectively. These levels of capital expenditures reflect the Company's continued focus on investing in innovative product growth, such as the Milk Chug initiative, improving production efficiencies and expanding existing product lines. Business acquisitions continued to be a significant investment activity for the Company. In fiscal 2001, the Company invested $220.3 million in business acquisitions compared to $38.2 million in fiscal 2000 and $238.8 million in fiscal 1999. Also included in investing activities in fiscal 2001, 2000 and 1999 was $4.1 million, $8.1 million and $7.3 million, respectively, related to the Company's investment to upgrade and integrate the Company's sales, production and financial information systems.

        FINANCING ACTIVITIES - Net cash provided by financing activities was $154.0 million in fiscal 2001. Net cash used in financing activities during fiscal 2000 was $36.8 million and $76.7 million in fiscal 1999. The cash provided during fiscal 2001 came from the issuance of $250 million of 8.15% Notes and $209.0 million of borrowings under the revolving credit agreement, offset by the repayment of $267.8 million of outstanding commercial paper. In fiscal 2000, the Board of Directors authorized a two million share increase in the number of shares available for repurchase. In fiscal 2000, the Company repurchased 3.9 million shares of stock for $134.9 million compared to 1.8 million shares of stock for $70.4 million in fiscal 1999. No stock was repurchased in fiscal 2001. The fiscal 2000 share repurchase program was primarily funded by proceeds from the issuance of commercial paper of $131.4 million. The Company paid cash dividends of $31.7 million ($.90 per share) in fiscal 2001 compared to $33.6 million ($.88 per share) and $33.3 ($.84 per share) in fiscal 2000 and 1999, respectively.

        DISCONTINUED OPERATIONS - In September 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc. Net cash provided by discontinued operations of $297.6 million includes the proceeds from the sale of $378.2 million, less cash used for the payment of income taxes related to the gain and for business operations until the date of sale.

MERGER

        On April 5, 2001, the Company announced it had signed a definitive merger agreement with Suiza Foods Corporation ("Suiza"), a fluid dairy processor and distributor based in Dallas, Texas. Under the terms of the agreement, shareholders of the Company will receive, for each share of Dean common stock, $21.00 in cash plus 0.429 shares of Suiza common stock, subject to adjustment if Suiza's stock price is below $32.71 at the time of merger. Upon completion of the transaction, there will be approximately 43 million shares of Suiza common stock outstanding, with current Suiza shareholders owning approximately 65% of the company and Dean Foods shareholders holding approximately 35% of the company.

        Completion of the merger transaction is contingent upon approval by the shareholders of both companies, certain regulatory approvals and other customary closing conditions. The transaction is expected to be completed during the fourth calendar quarter of 2001.

        The Company recorded a pre-tax charge of $22.2 million ($13.7 million after-tax, or $.38 per share) in the fourth quarter of fiscal 2001 for merger-related costs. These charges consist of professional fees of $4.5 million, severance and employee stay costs of $2.7 million and a $15.0 million charge relating to a lease commitment on office space that the Company will not occupy. The lease charge was determined based on the Company's decision in the fourth quarter to not occupy the office space under an operating lease, and the charge reflects the rental payments over the term of the lease and other termination costs reduced by estimated sublease income. The Company expects to incur additional merger-related charges until the merger is completed.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In May 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Upon adoption, in the first quarter of fiscal 2002, certain sales incentives, which are currently classified in delivery, selling and administrative expense, will be reclassified as a reduction of sales. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or results of operations.

        In April 2001, the EITF reached consensus on Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses when consideration from a vendor to a retailer is (a) an adjustment of the selling price of the vendor's products to the retailer and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets and services provided by the retailer to the vendor and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Upon adoption, in the first quarter of fiscal 2002, certain trade spending amounts, which are currently classified in delivery, selling and administrative expense, will be reclassified as a reduction of sales. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or results of operations.

        Statement of Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", in June 2000. These Statements standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which delayed the effective date by one year. The adoption of SFAS No. 133, in the first quarter of fiscal 2002, will not have a material impact on the Company's results of operations or financial condition.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" that supersede Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Beginning in fiscal year 2003, the Company will no longer amortize goodwill, but will, however, evaluate goodwill for impairment annually. The Company is currently reviewing these statements to determine their effect on the Company's financial statements.


FORWARD LOOKING STATEMENTS AND RELATED RISKS

        Certain statements in this Annual Report on Form 10-K are "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company intends that these forward-looking statements be subject to the safe harbor created by that law. These statements, which may be indicated by words such as "expects," "intends," "believes," "forecasts" or other words of similar meaning, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Annual Report. These risks include, but are not limited to, risks associated with the Company's recent acquisitions, adverse weather conditions resulting in poor harvests, raw milk and butterfat costs, interest rate fluctuations, competitive pricing pressures, marketing and cost management programs, changes in government programs, shifts in market demand and the timing of the completion of the proposed merger transaction with Suiza. Investors are strongly urged to consider these risks relating to the Company's business, including those discussed in detail below.

WE MAY EXPERIENCE DIFFICULTIES MANAGING OUR GROWTH

        The Company expanded its operations rapidly in recent years through acquisitions and internal growth. See "Business--Business Acquisitions." The Company has experienced some difficulties in integrating several of its recent acquisitions, and these acquisitions continue to place a significant demand on the Company's management and financial and operational resources.

        As a result of its recent acquisitions, the Company is subject to various continuing risks, including among others:

        - inability to successfully integrate or operate acquired businesses,
        - inability to retain key customers of acquired or existing businesses, and
        - inability to realize, or delays in realizing, expected benefits from our increased size.

        In particular, the integration of businesses the Company has acquired, or may in the future acquire, may also require us to invest more capital than we expected or require more time and effort by management than we expected. If we continue to experience difficulties in integrating the businesses we have acquired, or may in the future acquire, the Company's operations and financial results could be materially and adversely affected.

OUR FAILURE TO SUCCESSFULLY COMPETE COULD ADVERSELY AFFECT OUR PROSPECTS AND FINANCIAL RESULTS

        The Company's business is subject to significant competition based on a number of factors. See "Business--Competition." If we fail to successfully compete against our competitors, our business will be adversely affected.

        Significant consolidation is currently underway in the retail grocery and food service industries. As the Company's customer base continues to consolidate, we expect competition to further intensify as we compete for the business of fewer customers. As this consolidation continues, we cannot assure you that the Company will be able to keep existing customers, or to gain new customers. Moreover, as our customers become larger, they will have significantly greater purchasing leverage, and may force dairy prices and margins significantly lower than current levels.

        We could also be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets. In addition, dairy processors like the Company are facing pressure from other beverage companies seeking to expand their influence over consumer beverage choices. These larger competitors may adversely affect the Company in its fight for shelf space and consumption of its products.

OUR INNOVATION EFFORTS MAY NOT SUCCEED

        The Company has invested, and intends to continue to invest, significant resources in product innovation in an effort to increase sales and profit margins as well as the overall consumption of dairy products. We believe that sales and profit growth through innovation is a significant source of growth in the dairy industry, which has experienced relatively flat demand for a number of years. Further, innovation is particularly important because we expect margins on non value-added dairy products to be compressed as the Company's customer base consolidates. The success of our innovation initiatives will depend on customer and consumer acceptance of our products, of which there can be no assurance. If the Company's innovation efforts do not succeed, we may not be able to increase sales or profit margins.

OUR RAW MATERIAL AND SUPPLY COSTS COULD INCREASE

        The most important raw materials that the Company uses in its operations are raw milk and butterfat. In addition, the Company uses cucumbers in its pickle and relish processing operations. The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. For more information about the pricing of raw milk, see "Business--Raw Materials and Supplies." Prices of raw milk and butterfat can fluctuate widely over short periods of time. The supply of cucumbers, and related prices, can fluctuate based on adverse weather conditions affecting cucumber crops.

        In many cases, we are not able to pass on the increased price of raw materials to our customers. Therefore, volatility in the cost of our raw materials can adversely affect the Company's performance.

WE COULD BE ADVERSELY AFFECTED BY CHANGES IN REGULATIONS

        The Company's operations are subject to federal, state, local and foreign governmental regulation. While we believe that the Company is in compliance with all material existing governmental regulations, any future material noncompliance, or any material changes in these laws and regulations, including changes in the laws regulating minimum prices for raw milk, could adversely affect the Company's ability to operate its business as currently conducted or the profitability of its operations.

        The Company, like others in similar businesses, is also subject to a variety of federal, state, local and foreign environmental laws and regulations including, but not limited to, those regulating waste water and stormwater, air emissions, storage tanks and hazardous materials.

        The Company believes that it is currently in material compliance with all applicable laws and regulations. Future developments, including increasingly stringent regulations, could require us to make currently unforeseen environmental expenditures to comply with changed or new regulations, which could have an adverse effect on our results of operations.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS

        The Company sells food products for human consumption, which involves risks such as:
        - product contamination or spoilage,
        - product tampering, and
        - other adulteration of food products.

        Consumption of an adulterated, contaminated or spoiled product may result in personal illness or injury. The Company could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverages.

        Although the Company maintains quality control programs designed to address food quality and safety issues, an actual or alleged problem with the quality, safety or integrity of our products at any of our facilities could result in:
        - product withdrawals,
        - product recalls,
        - remediation expenses,
        - negative publicity,
        - reduced demand for our products,
        - temporary plant closings, and
        - substantial costs of compliance or remediation.

        Any of these events could have a material and adverse effect on the Company's financial condition, results of operations or cash flows.

LOSS OF OR INABILITY TO ATTRACT KEY PERSONNEL COULD ADVERSELY AFFECT OUR
BUSINESS

        The Company's success depends to a large extent on the skills, experience and performance of key personnel. The loss of one or more of these persons could hurt our business. If we are unable to attract and retain key personnel, our business could be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which the Company is exposed that may adversely affect its results of operations and financial position include changes in future interest rates and commodity prices and, to a lesser extent, foreign currency exchange rates. The Company seeks to minimize or manage these market risks through normal operating and financing activities and through the use of commodity contracts, where practicable. Management believes that its use of these instruments to manage risk is in the Company's best interest. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations. Complex instruments involving leverage or multipliers are not used.

        The Company's long-term debt structure consists of both fixed and floating rate debt. The Company's exposure to market risk for changes in interest rates relates primarily to debt obligations under the Company's commercial paper program and revolving credit agreement. The Company enters into short-term debt obligations primarily to support general corporate purposes, including capital expenditures and working capital needs, and to fund acquisitions. At May 27, 2001, the Company had $209 million outstanding under its revolving credit agreement with a weighted average interest rate of approximately 6.1%. A 10% increase in the revolving credit agreement interest rate would result in additional interest expense of approximately $1.3 million.

        The Company entered into two interest rate swaps with a total notional amount of $75 million in the first quarter of fiscal 2000. These swaps hedge a portion of the $200 million, 6.625% senior notes maturing in fiscal 2009. Under the terms of the swaps, which mature in fiscal 2009, the Company receives a fixed payment of 6.625% on the notional amount and pays a floating rate based on six-month LIBOR plus a spread of four to six basis points.

        Company products are manufactured from raw materials and ingredients, including raw milk, cucumbers and corn syrup, and packaging materials, including resin, cartons and glass, the costs of which are affected by the supply and demand for the underlying commodities. Although these items are expected to remain in adequate supply, market prices can be influenced by external factors such as weather conditions and crop yields, as well as industry capacity. The Company mitigates the impact of varying commodity prices by occasionally entering into contracts for certain materials and ingredients and by attempting to establish product prices which are reflective of the commodity cost changes. The Company does not have significant exposure to market risk associated with foreign currency exchange rates and as a result does not maintain foreign exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated balance sheet as of May 27, 2001 and May 28, 2000 and related consolidated statements of income, cash flows and shareholders' equity for each of the three fiscal years in the period ended May 27, 2001, and the notes thereto, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page 30.

        Financial data for each quarter within the two most recent fiscal years is set forth under the caption "Unaudited Quarterly Financial Data" on page 48 of this Annual Report on Form 10-K in the rows captioned "Net Sales," "Gross Profit," "Income from Continuing Operations," "Net Income" and "Per Common Share
Data: Basic Income (Loss) Per Share and Diluted Income (Loss) Per Share."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information regarding the Company's directors (including nominees for election at the Company's Annual Meeting of Stockholders to be held September 26, 2001) is set forth in the Company's 2001 Proxy Statement, under the captions "ELECTION OF DIRECTORS" and "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS". Such information is hereby incorporated by reference.

        Information supplied by the Company's executive officers who are not also directors of the Company concerning their ages, business experience, and periods of service as executive officers is as follows:

                                                                                                 Served in
                                            Position with                                     such position
                                            the Company                               Age          since
                                            -----------                               ---          -----
Eric A. Blanchard...........................Vice President and President,              45          1999
                                            Dairy Group

Jenny L. Carpenter..........................Vice President and                         55          1995
                                            Brand Manager, National
                                            Refrigerated Products Group

Gary A. Corbett.............................Vice President, Governmental               53          1993
                                            and Dairy Industry Relations

Daniel M. Dressel...........................Vice President,                            58          1999
                                            Human Resources

Neil J. Finerty.............................Vice President,                            56          1997
                                            Industrial Relations

Gary D. Flickinger..........................Vice President,                            60          1993
                                            Manufacturing and Engineering

Daniel E. Green.............................Vice President, Business Development       56          1999

James R. Greisinger.........................Vice President and                         61          1992
                                            President, Specialty Foods Group

Alan W. Hooper..............................Vice President, Operations                 52          1997

Dale E. Kleber..............................Vice President, Secretary and              45          1999
                                            General Counsel

Barbara A. Klein............................Vice President, Finance and                47          2000
                                            Chief Financial Officer

William M. Luegers, Jr. ....................Vice President and Treasurer               47          1999

Daniel R. Morrison..........................Vice President and Controller              44          2000



Luis P. Nieto...............................Vice President and President,          46          1999
                                             National Refrigerated Products
                                             Group


Douglas A. Parr.............................Vice President                         59          1993
                                            Dairy Sales and Marketing

Dennis J. Purcell...........................Group Vice President                   58          1993

Gary P. Rietz...............................Vice President and                     45          1997
                                            Chief Information Officer

        Each of the executive officers, including executive officers who are also directors, was elected to serve as an executive officer until the next annual meeting of directors, scheduled for September 26, 2001.

        All of the Company's executive officers listed in Part III, Item 10 have been employees of the Company for more than five years, with the exception of Mr. Dressel, Ms. Klein, Mr. Nieto and Mr. Rietz. Prior to assuming their current positions,

-    Mr. Blanchard was a Company Vice President and Secretary and General
     Counsel;
- Ms. Carpenter was the Company's Director of Marketing and Sales-Specialty Foods Division;
-    Mr. Corbett was in the Company's sales administration management;
-    Mr. Finerty was the Director of Industrial Relations;
- Mr. Flickinger was the Director of Production - Dairy and a divisional general manager;
-    Mr. Green was Group Vice President and President-Ryan Foods Company;
- Mr. Greisinger was a Company Vice President and President of Dean Pickle and Specialty Products Company;
-    Mr. Hooper was the Company's Director of Strategic Projects;
-    Mr. Kleber was Vice President, Associate General Counsel;
-    Mr. Luegers was Corporate Controller;
-    Mr. Morrison was Vice President of Finance for the Dairy Division;
-    Mr. Parr was a Company regional sales manager; and
- Mr. Purcell was Senior Vice President of Sales and Marketing of Dean Pickle and Specialty Products Company.

        Mr. Dressel has been employed by the Company since 1999. Mr. Dressel, prior to his employment with the Company, was Vice President - Human Resources at Kraft Foods, Inc., a diversified food company.

        Ms. Klein has been employed by the Company since 2000. Ms. Klein, prior to her employment with the Company, was Vice President and Corporate Comptroller of Ameritech Corporation, a telecommunications company.

        Mr. Nieto has been employed by the Company since 1999. Prior to assuming his present duties, he was Vice President - Marketing of the Specialty business unit. Mr. Nieto, prior to his employment with the Company, was Executive Vice President of Marketing, Sales & Distribution with Mission Foods Company, a diversified food company.

        Mr. Rietz has been employed by the Company since 1997. Mr. Rietz, prior to his employment with the Company, was Business Systems Manager - North American Beverage Division of Quaker Oats Company, a diversified food and beverage company.

ITEM 11.  EXECUTIVE COMPENSATION.

        Information regarding the cash compensation of the Company's executive officers, compensation pursuant to plans and compensation of the Company's directors (including nominees for election at the Company's Annual Meeting of stockholders to be held September 26, 2001) is set forth in the Company's 2001 Proxy Statement, under the caption "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS" and under the caption "EXECUTIVE COMPENSATION." Such information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management is set forth in the Company's 2001 Proxy Statement, under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)       The following documents are included in this report:


         (1)      Financial Statements
                                                                            Page
                                                                            ----
                  Index to Consolidated Financial Statements of
                  Dean Foods Company and Subsidiaries

                  Report of Independent Accountants                         29
                  Consolidated Statement of Income for the
                    three fiscal years ended May 27, 2001                   30
                  Consolidated Balance Sheet at May 27, 2001
                    and May 28, 2000                                        31
                  Consolidated Statement of Cash Flows for the
                    three fiscal years ended May 27, 2001                   32
                  Consolidated Statement of Shareholders' Equity
                    for the three fiscal years ended May 27, 2001           33
                  Notes to Consolidated Financial Statements                34


         (2)      Financial Statement Schedules

                  Schedule II - Valuation and qualifying accounts

                  All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

         (3)      Exhibits

                  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

                          a. Agreement and Plan of Merger dated as of April 4, 2001, by and among Suiza Foods Corporation, Blackhawk Acquisition Corp. and Dean Foods Company (filed as Exhibit 2.1 to the Company's Form 10-Q Quarterly Report for the quarterly period ended February 25, 2001 and incorporated herein by reference)

                  (3)     Articles of Incorporation and By-Laws

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

                          b. Amendment No. 1, dated as of January 1, 2001, to Rights Agreement, dated May 22, 1998 (filed as
                               Exhibit 4.1 to the Company's Form 10-Q Quarterly Report for the quarterly period ended February 25, 2001 and incorporated herein by reference)

         (10)     Material contracts

                          a.   Amended and Restated Dean Foods Company
                               Management Deferred Compensation Plan, dated as of June 1, 1994 (filed as Exhibit 10(a) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 29, 1994 and incorporated herein by reference)*

                          b. Dean Foods Company Retirement Plan for Certain Directors (filed as Exhibit 10(a) to Registrant's Form 10-K Annual Report for Fiscal Year Ended December 28, 1985 and incorporated herein by reference)*

                          c. Form of Change in Control Agreement between Dean Foods Company and Executives (filed as Exhibit
                               10.1 to the Company's Form 10-Q Quarterly Report for the quarterly period ended February 25, 2001 and incorporated herein by reference)*

                          d. Form of First Amendment to Form of Change in Control Agreement between Dean Foods Company and Executives*

                          e. Form of Indemnification Agreement between Registrant and each of its directors and officers serving at any time after October 5, 1987 (filed as Exhibit 10(m) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 29, 1988, and incorporated herein by reference)*

                          f. Amended and Restated Dean Foods Company Directors Deferred Compensation Plan, dated March 25, 1988 (filed as Exhibit 10(j) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)*

                          g. Dean Foods Company Supplemental Benefit Plan, as amended and restated, effective as of October 1, 1996 (filed as Exhibit 10.2 to the Company's Form 10-Q Quarterly Report for the quarterly period ended February 25, 2001 and incorporated herein by reference)*

                          h. Dean Foods Company Supplemental Incentive Compensation Plan for certain officers, as amended March 31, 1989 (filed as Exhibit 10(l) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 28, 1989 and incorporated herein by reference)*

                          i. Dean Foods Company Director Stock Option Plan, dated September 30, 1992 (filed as Exhibit 10(i) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 30, 1993 and incorporated herein by reference)*

                          j. Dean Foods Company Director Stock Awards Plan, dated October 1, 1996, and the First Amendment thereto, effective as of May 26, 2000 (filed as Exhibit 10.3 to the Company's Form 10-Q Quarterly Report for the quarterly period ended February 25, 2001 and incorporated herein by reference)*

                          k. Severance Agreement, dated April 30, 2001, between Dean Foods Company and Richard E. Bailey*

                          l. Amendment No. 1, dated May 23, 2001, to Severance Agreement, dated April 30, 2001, between Dean Foods Company and Richard E. Bailey*

                          m. $500 million Credit Agreement dated as of March 31, 1998, between Dean Foods Company and the Banks parties thereto (filed as Exhibit 10(i) to Registrant's Form 10-K Annual Report for Fiscal Year Ended May 31, 1998 and incorporated herein by reference)

                          n. Amendment No. 2, dated June 26, 2001, to $500 million Credit Agreement dated as of March 31, 1998, between Dean Foods Company and the Banks parties thereto


         (12)     Statements re: computation of ratios

                         a.    Computation of Ratio of Earnings to Fixed Charges

                         b. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

         (21)     Subsidiaries of the Registrant

                         a.    Subsidiaries of the Registrant as of May 27, 2001

         (23)     Consents of Experts and Counsel

                         a.    Consent of Independent Accountants

-------------------------

* Represents a management contract, compensation plan or arrangement.


        (b)    Reports on Form 8-K.

               A report on Form 8-K dated March 9, 2001 was filed by the Company stating under Item 5 that the Company had announced that it expects to report earnings for the third quarter ending February 25, 2001, and for the full fiscal year ending May 27, 2001, below Wall Street consensus estimates as a result of weaker than expected results in the Dairy and National Refrigerated Products segments. The company also announced that it was working with Goldman, Sachs & Co. to explore strategic and financial alternatives.

               A report on Form 8-K dated March 23, 2001 was filed by the Company stating under Item 5 that the Company had announced results for its third quarter and year-to-date fiscal 2001 results.

               A report on Form 8-K dated April 19, 2001, was filed by the Company stating under Item 5 that Richard E. Bailey, President and Chief Operating Officer, would resign effective April 30, 2001. In light of the previously announced merger of Dean Foods and Suiza Foods, Mr. Bailey decided to pursue other options for future career opportunities. Howard M. Dean, Chairman and Chief Executive Officer, assumed Mr. Bailey's responsibilities.

               A report on Form 8-K dated June 19, 2001 was filed by the Company stating under Item 5 that the Company had announced that it expects to report earnings for the fourth quarter ending May 27, 2001, below Wall Street consensus estimates as a result of weaker than expected results in the Specialty Foods and National Refrigerated Products segments.

               A report on Form 8-K dated June 27, 2001 was filed by the Company stating under Item 5 that the Company had announced results for its fourth quarter and full year ended May 27, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DEAN FOODS COMPANY


                                                 By /s/ Barbara A. Klein
                                                   -----------------------------
                                                    Barbara A. Klein
                                                    Vice President, Finance and
                                                    Chief Financial Officer
Date: August 10, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                                 TITLE                              DATE

/s/ Howard M. Dean                           Chairman of the Board and              August 10, 2001
------------------------------------         Chief Executive Officer
Howard M. Dean

/s/ Edward A. Brennan                        Director                               August 10, 2001
------------------------------------
Edward A. Brennan

/s/ Lewis M. Collens                         Director                               August 10, 2001
------------------------------------
Lewis M. Collens

/s/ Paula H. Crown                           Director                               August 10, 2001
------------------------------------
Paula H. Crown

/s/ John P. Frazee, Jr.                      Director                               August 10, 2001
------------------------------------
John P. Frazee, Jr.

/s/ Bert A. Getz                             Director                               August 10, 2001
------------------------------------
Bert A. Getz

/s/ Janet Hill                               Director                               August 10, 2001
------------------------------------
Janet Hill

/s/ John S. Llewellyn, Jr.                   Director                               August 10, 2001
------------------------------------
John S. Llewellyn, Jr.

/s/ Richard P. Mayer                         Director                               August 10, 2001
------------------------------------
Richard P. Mayer

/s/ J. Christopher Reyes                     Director                               August 10, 2001
------------------------------------
J. Christopher Reyes


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Shareholders of Dean Foods Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of Dean Foods Company and its subsidiaries at May 27, 2001 and May 28, 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 27, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
June 26, 2001
Chicago, Illinois

                               Dean Foods Company
                        Consolidated Statement of Income
                  (In Thousands, Except for Per Share Amounts)


For the Three Fiscal Years Ended May                                               2001               2000                1999
---------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                  $  4,440,366       $  4,102,572        $  3,784,893
Costs of products sold                                                        3,387,707          3,107,996           2,943,241
Delivery, selling and administrative expenses                                   848,950            765,886             670,209
Merger-related costs                                                             22,151                  -                   -
Plant closure charges                                                                 -              6,078              18,105
---------------------------------------------------------------------------------------------------------------------------------

OPERATING EARNINGS                                                              181,558            222,612             153,338
Interest expense, net of interest income                                         70,655             49,338              38,041
Gain on sale of note                                                             10,000                  -                   -
---------------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                           120,903            173,274             115,297
Provision for income taxes                                                       46,251             67,156              44,966
---------------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                74,652            106,118              70,331
---------------------------------------------------------------------------------------------------------------------------------

Discontinued operations, net of taxes:
       Loss from discontinued operations                                              -                  -              (2,929)
       Gain on sale of discontinued operations                                        -                  -              83,820
---------------------------------------------------------------------------------------------------------------------------------

       Total discontinued operations, net of taxes                                    -                  -              80,891
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                 $     74,652       $    106,118        $    151,222
=================================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE:
        Income from continuing operations                                  $       2.10       $       2.79        $       1.77
        Loss from discontinued operations                                             -                  -                (.07)
        Gain on sale of discontinued operations                                       -                  -                2.10
---------------------------------------------------------------------------------------------------------------------------------
        Net income                                                         $       2.10       $       2.79        $        3.80
=================================================================================================================================

DILUTED EARNINGS (LOSS) PER SHARE:
        Income from continuing operations                                  $      2.07        $       2.77        $       1.74
        Loss from discontinued operations                                            -                   -                (.07)
        Gain on sale of discontinued operations                                      -                   -                2.07
---------------------------------------------------------------------------------------------------------------------------------
        Net income                                                         $      2.07        $       2.77        $       3.74
=================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES:
        Basic                                                                    35,562             37,965              39,842
        Diluted                                                                  36,003             38,311              40,482
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                               Dean Foods Company
                           Consolidated Balance Sheet
                                 (In Thousands)

May 27, 2001 and May 28, 2000                                                                          2001               2000
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and temporary cash investments                                                        $     22,616       $     26,649
    Accounts and notes receivable, less allowance for doubtful
       accounts of $6,482 and $6,311, respectively                                                  363,079            302,557
    Inventories                                                                                     220,087            178,438
    Deferred tax assets                                                                              49,340             56,720
    Other                                                                                            39,909             36,020
--------------------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                                            695,031            600,384
--------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                                             61,580             58,420
    Buildings and improvements                                                                      408,390            371,107
    Machinery and equipment                                                                         895,643            790,929
    Transportation equipment                                                                        105,719             90,321
    Construction in progress                                                                         79,017             45,410
--------------------------------------------------------------------------------------------------------------------------------
    Total Property, Plant and Equipment, gross                                                    1,550,349          1,356,187
    Less - Accumulated depreciation                                                                 631,051            540,923
--------------------------------------------------------------------------------------------------------------------------------
    Total Property, Plant and Equipment, net                                                        919,298            815,264
--------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
    Goodwill, net of amortization of $54,225 and $36,550, respectively                              661,701            557,721
    Other intangible assets, net of amortization of $7,786 and $5,560, respectively                   4,631              6,085
    Other                                                                                            36,726             24,088
--------------------------------------------------------------------------------------------------------------------------------
    Total Other Assets                                                                              703,058            587,894
--------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                   $  2,317,387       $  2,003,542
================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current installments of long-term obligations                                              $      4,398       $      3,603
    Accounts payable and accrued expenses                                                           486,435            396,400
    Dividends payable                                                                                 8,203              7,876
    Federal and state income taxes                                                                   24,574             41,219
--------------------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                                       523,610            449,098
--------------------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                                                               940,170            758,725
--------------------------------------------------------------------------------------------------------------------------------

DEFERRED LIABILITIES
    Deferred income taxes                                                                           118,313             99,410
    Other                                                                                            30,678             38,624
--------------------------------------------------------------------------------------------------------------------------------
    Total Deferred Liabilities                                                                      148,991            138,034
--------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                                    -                  -
--------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                 1,612,771          1,345,857
--------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
    Preferred stock, $1 par value, 10,000,000 shares authorized, none issued                              -                  -
    Common stock, $1 par value, 150,000,000 shares authorized,
       42,516,003 and 42,364,508  shares issued, respectively                                        42,516             42,365
    Capital in excess of par value                                                                   70,520             65,172
    Retained earnings                                                                               845,720            803,096
    Cumulative translation adjustment                                                                  (890)              (361)
    Less - Treasury stock, at cost, 6,875,971 and 6,879,155 shares, respectively                    253,250            252,587
--------------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                                      704,616            657,685
--------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $  2,317,387       $  2,003,542
================================================================================================================================

See accompanying notes to consolidated financial statements.

                               Dean Foods Company
                      Consolidated Statement of Cash Flows
                                 (In Thousands)

For the Three Fiscal Years Ended May                                                       2001              2000            1999
----------------------------------------------------------------------------------------------------------------------------------

CONTINUING OPERATIONS
    Income from continuing operations                                               $    74,652       $   106,118      $   70,331
    Adjustments to reconcile income from continuing
    operations to net cash provided from continuing operations:
       Depreciation and amortization                                                    128,623           107,571          87,942
       Deferred income taxes                                                             26,283            16,463           9,834
       Other long-term deferred liabilities                                              (5,180)           (4,762)         (4,240)
       Merger-related costs                                                              22,151                 -               -
       Plant closure charges                                                                  -             6,078          18,105
       (Increase) decrease in working capital items, net of acquisitions:
          Accounts and notes receivable                                                 (32,090)            6,817         (15,108)
          Inventories and other current assets                                          (32,033)            1,363            (963)
          Accounts payable and accrued expenses                                          46,632           (14,580)        (17,102)
          Federal and state income taxes                                                (16,363)           10,912          18,096
       Other                                                                             (6,163)           (1,560)         (2,977)
----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided from continuing operations                                        206,512           234,420         163,918
----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Capital expenditures                                                               (147,566)         (147,541)       (139,346)
    Proceeds from dispositions of property, plant and equipment                           7,451             6,898           4,693
    Acquisitions and equity investments, net of cash acquired                          (220,335)          (38,204)       (238,786)
    Capitalized information systems costs and other                                      (4,100)           (8,081)         (7,284)
----------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                              (364,550)         (186,928)       (380,723)
----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Issuance of long-term obligations                                                   245,818                 -         201,627
    Repayment of long-term obligations                                                   (5,855)           (3,217)       (107,256)
    Issuance (repayment) of commercial paper, net                                      (267,811)          131,401         136,410
    Borrowing under  (repayment of) revolving credit agreement, net                     209,000                 -        (210,000)
    Repayment of notes payable to banks                                                       -                 -         (12,000)
    Unexpended industrial revenue bond proceeds                                               -                 -           5,965
    Cash dividends paid                                                                 (31,701)          (33,574)        (33,263)
    Issuance of common stock                                                              4,554             3,488          12,180
    Purchase of treasury stock                                                                -          (134,899)        (70,384)
----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                 154,005           (36,801)        (76,721)
----------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                  -                 -         297,552
----------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                               (4,033)           10,691           4,026

CASH AND TEMPORARY CASH INVESTMENTS - BEGINNING OF YEAR                                  26,649            15,958          11,932
----------------------------------------------------------------------------------------------------------------------------------

CASH AND TEMPORARY CASH INVESTMENTS - END OF YEAR                                   $    22,616       $    26,649      $   15,958
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                               Dean Foods Company
                 Consolidated Statement of Shareholders' Equity
                                 (In Thousands)

                                       COMMON       COMMON   CAPITAL IN                   CUMULATIVE                          TOTAL
                                        STOCK        STOCK    EXCESS OF     RETAINED     TRANSLATION      TREASURY    SHAREHOLDERS'
                                       SHARES        VALUE    PAR VALUE     EARNINGS      ADJUSTMENT         STOCK           EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MAY 31, 1998               39,970  $    41,962  $    31,127   $  612,390   $        (290)  $   (65,923)  $      619,266
Net income                                  -            -            -      151,222               -             -          151,222
Issuance of common stock                  250          250        2,765            -               -             -            3,015
Exercise of stock options                  64           64        9,101            -               -             -            9,165
Purchase of treasury stock             (1,783)           -            -            -               -       (70,384)         (70,384)
Issuance of treasury stock                  6            -         (155)           -               -           155                -
Issuance of treasury stock for
    acquisition                           769            -       19,282            -               -        18,117           37,399
Cash dividends declared,
    $.84 per share                          -            -            -      (33,538)              -             -          (33,538)
Cumulative translation adjustment           -            -            -            -             269             -              269
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT MAY 30, 1999               39,276       42,276       62,120      730,074             (21)     (118,035)         716,414
Net income                                  -            -            -      106,118               -             -          106,118
Issuance of common stock                   27           27        1,099            -               -             -            1,126
Exercise of stock options                  62           62        2,300            -               -             -            2,362
Purchase of treasury stock             (3,893)           -            -            -               -      (134,899)        (134,899)
Issuance of treasury stock                 13            -         (347)           -               -           347                -
Cash dividends declared,
    $.88 per share                          -            -            -      (33,096)              -   -                    (33,096)
Cumulative translation adjustment           -            -            -            -            (340)             -            (340)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT MAY 28, 2000               35,485       42,365       65,172      803,096            (361)     (252,587)         657,685
Net income                                  -            -            -       74,652               -             -           74,652
Issuance of common stock                   46           46        1,494            -               -             -            1,540
Exercise of stock options                 105          105        3,191            -               -             -            3,296
Issuance of treasury stock                  4            -          (82)           -               -            82                -
Cash dividends declared,
    $.90 per share                          -            -            -      (32,028)              -             -          (32,028)
Cumulative translation adjustment           -            -            -            -            (529)            -             (529)
Other                                       -            -          745            -               -          (745)               -
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT MAY 27, 2001               35,640  $    42,516  $    70,520   $  845,720   $        (890)  $  (253,250)  $      704,616
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                               Dean Foods Company
                   Notes to Consolidated Financial Statements

Dollar amounts in thousands unless otherwise noted.

1. NATURE OF THE BUSINESS AND SUMMARY OF ACCOUNTING POLICIES
NATURE OF BUSINESS - Dean Foods Company and its subsidiaries ("the Company") are engaged in the processing, distribution and sales of dairy and specialty food products. The Company operates in three business segments. The Company's principal products in the Dairy Group are fluid milk, ice cream and cultured products. The Specialty Foods Group products include pickles, non-dairy creamers, aseptic sauces and assorted specialty food items. Principal products of the National Refrigerated Products Group include extended shelf life dairy products, refrigerated dips, produce dips and refrigerated salad dressings.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEFINITION OF FISCAL YEAR - The Company's fiscal year ends on the last Sunday in May. There were 52 weeks in each of the fiscal years ended May 2001, 2000 and 1999.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH AND TEMPORARY CASH INVESTMENTS - The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost or market. The majority of pickle and powdered products inventories are valued on the last-in, first-out (LIFO) method. Dairy and certain specialty products inventories are valued on the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

ASSET                                                     USEFUL LIFE
---------------------------------------------------------------------
Buildings and improvements                              5 to 40 years
Machinery and equipment                                 2 to 25 years
Transportation equipment                                5 to 12 years

Major renewals and betterment are capitalized, while repairs and maintenance, which do not improve or extend useful life, are expensed. Upon sale, retirement, abandonment or other disposition of property, the cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is included in income. For income tax purposes, certain assets are depreciated using accelerated methods. Depreciation expense on properties was $103.3 million, $87.5 million and $72.8 million for fiscal years 2001, 2000 and 1999, respectively.

INTANGIBLE ASSETS - Excess of cost over fair market value of net identifiable assets of acquired companies and other intangible assets are amortized on a straight-line basis over periods up to forty years.

LONG-LIVED ASSETS - The Company continually reviews goodwill, other intangible assets and property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. To determine whether impairment exists, an estimate of the undiscounted future cash flows are compared to the carrying amount. The Company believes that there is no impairment of long-lived assets at May 27, 2001.

COMPUTER SOFTWARE - The Company expenses or capitalizes computer software developed or obtained for internal use in accordance with AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized over a period of five years, beginning when the capitalized software is ready for its intended use.

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)


PENSIONS - All Company employees are covered by Company or union-management-administered pension plans or profit sharing plans. The policy with respect to Company-administered pension plans is to fund accrued pension costs based on determinations made by independent actuaries which include provisions for service cost, interest cost, return on pension assets and amortization of prior service cost and unrecognized initial net assets.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

REVENUE RECOGNITION - Revenues are recognized when products are shipped to the customers. Revenues are recorded net of all applicable provisions for discounts, returns and allowances.

ADVERTISING EXPENSE - Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign, which are charged to income during the period in which the advertisement or campaign is first presented by the media.

EARNINGS PER COMMON SHARE - Basic and diluted earnings per share (EPS) is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is computed by dividing reported net income by the weighted average number of common shares outstanding. Diluted EPS includes the incremental shares issuable upon the assumed exercise of stock options and warrants, using the treasury stock method. A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:


                                                                       2001       2000       1999
Income from Continuing Operations (Numerator)                      $ 74,652   $106,118   $ 70,311
-------------------------------------------------------------------------------------------------
Shares (Denominator)
Weighted average common shares outstanding                           35,562     37,965     39,842
Incremental common shares attributable to dilutive stock options        441        346        640
-------------------------------------------------------------------------------------------------
Diluted number of shares outstanding                                 36,003     38,311     40,482
=================================================================================================
Income from Continuing Operations per Share:
Basic                                                              $   2.10   $   2.79   $   1.77
Diluted                                                            $   2.07   $   2.77   $   1.74
-------------------------------------------------------------------------------------------------


STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to measure compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Income tax benefits attributable to stock options exercised are credited to capital in excess of par value. The pro forma effects of SFAS No. 123 are presented in Note 9 of the Consolidated Financial Statements.

COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income," which requires comprehensive income and its components to be disclosed in the financial statements for all periods presented, became applicable during fiscal 1999. The only item of comprehensive income reported separately in equity is a cumulative translation adjustment.

SEGMENT REPORTING - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosures of certain information about operating segments on a basis consistent with the way in which the Company manages and operates. The disclosures as required by SFAS No. 131 are included in Note 17 to the Consolidated Financial Statements.

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)

SHIPPING AND HANDLING FEES AND COSTS - In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which the Company adopted during the fourth quarter of fiscal 2001. The issue states that all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Issue No. 00-10 also addresses the disclosure of the classification of shipping and handling costs. Previously, the Company classified shipping and handling amounts billed to customers as revenue. However, certain costs incurred related to shipping and handling were classified as a reduction of revenue. Upon adoption of Issue No. 00-10 in the fourth quarter of fiscal 2001, the Company's shipping and handling costs are included either in cost of products sold or delivery, selling and administrative expenses, depending on the nature of such costs. Accordingly, prior years' shipping and handling costs that were reclassified from net sales to cost of products sold and delivery, selling and administrative expenses totaled $37 million and $30 million, in 2000 and 1999, respectively. Included in delivery, selling and administrative expenses are approximately $422 million, $372 million and $321 million of shipping and handling costs for fiscal years 2001, 2000 and 1999, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS - In May 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Upon adoption, in the first quarter of fiscal 2002, certain sales incentives, which are currently classified in delivery, selling and administrative expense, will be reclassified as a reduction of sales. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or results of operations.

        In April 2001, the EITF reached consensus on Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses when consideration from a vendor to a retailer is (a) an adjustment of the selling price of the vendor's products to the retailer and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets and services provided by the retailer to the vendor and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Upon adoption, in the first quarter of fiscal 2002, certain trade spending amounts, which are currently classified in delivery, selling and administrative expense, will be reclassified as a reduction of sales. Prior period amounts will be reclassified to conform to the new requirements. This change will not affect the Company's financial position or results of operations.

        Statement of Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", in June 2000. These Statements standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which delayed the effective date by one year. The adoption of SFAS No. 133, in the first quarter of fiscal 2002, will not have a material impact on the Company's results of operations or financial condition.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" that supersede Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Beginning in fiscal year 2003, the Company will no longer amortize goodwill, but will, however, evaluate goodwill for impairment annually. The Company is currently reviewing these statements to determine their effect on the Company's financial statements.

RECLASSIFICATIONS - Certain previously reported amounts have been reclassified to conform to current year-end presentations.

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)


2. MERGER

On April 5, 2001, the Company announced it had signed a definitive merger agreement with Suiza Foods Corporation ("Suiza"), a fluid dairy processor and distributor based in Dallas, Texas. Under the terms of the agreement, shareholders of the Company will receive, for each share of Dean common stock, $21.00 in cash plus 0.429 shares of Suiza common stock, subject to adjustment if Suiza's stock price is below $32.71 at the time of merger. Upon completion of the transaction, there will be approximately 43 million shares of Suiza common stock outstanding, with current Suiza shareholders owning approximately 65% of the company and Dean Foods shareholders holding approximately 35% of the company.

Completion of the merger transaction is contingent upon approval by the shareholders of both companies, certain regulatory approvals and other customary closing conditions. The transaction is expected to be completed during the fourth calendar quarter of 2001.

The Company recorded a pre-tax charge of $22.2 million ($13.7 million after-tax, or $.38 per share) in the fourth quarter of fiscal 2001 for merger-related costs. These charges consist of professional fees of $4.5 million, severance and employee stay costs of $2.7 million and a $15.0 million charge relating to a lease commitment on office space that the Company will not occupy. The lease charge was determined based on the Company's decision in the fourth quarter to not occupy the new office space under an operating lease, and the charge reflects the rental payments over the term of the lease and other termination costs reduced by estimated sublease income. The Company expects to incur additional merger-related charges until the merger is completed.


3. BUSINESS ACQUISITIONS

During fiscal 2001 the Company completed the following two acquisitions:


FISCAL 2001 ACQUISITIONS                                   CLOSING DATE
-------------------------------------------------------------------------
DAIRY AND NATIONAL REFRIGERATED PRODUCTS GROUPS:
Land O'Lakes Upper Midwest                                 July 10, 2000
    (Fluid Dairy and Extended Shelf Life operations)
SPECIALTY FOODS GROUP:
Nalley's pickle business                                   June 27, 2000
--------------------------------------------------------------------------

Each of the fiscal 2001 acquisitions was an asset purchase for cash consideration. The Company also assumed certain liabilities in addition to cash consideration paid. On a pro forma basis, which assumes the above acquisitions occurred at the beginning of each period presented, sales and net income are not materially impacted. During fiscal 2001, the Company made an additional equity investment in White Wave, Inc., a processor of soy based products, the results of which are included in the National Refrigerated Products segment. The acquisitions and equity investments were made for cash consideration totaling $220.3 million, net of cash acquired.

During fiscal 2000 the Company completed the following two acquisitions:

FISCAL 2000 ACQUISITIONS                                   CLOSING DATE
-------------------------------------------------------------------------
DAIRY GROUP:
Dairy Express                                              July 16, 1999
SPECIALTY FOODS GROUP:
Steinfeld's Pickle Products                                July 1, 1999
-------------------------------------------------------------------------

Each of the fiscal 2000 acquisitions was an asset purchase for cash consideration. The Company also assumed certain liabilities in addition to cash consideration paid. On a pro forma basis, which assumes the above acquisitions occurred at the beginning of each period presented, sales and net income are not materially impacted. On August 23, 1999, the Company made an initial equity investment in White Wave, Inc. The acquisitions and equity investment were made for cash consideration totaling $38.2 million, net of cash acquired.

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)

During fiscal 1999 the Company completed the following six acquisitions:

FISCAL 1999 ACQUISITIONS                              CLOSING DATE
-------------------------------------------------------------------------
DAIRY GROUP:
Alta Dena Certified Dairy                            May 5, 1999
Berkeley Farms                                       November 4, 1998
U.C. Milk Company                                    September 17, 1998
Barber Dairies                                       August 11, 1998
Hillside Dairy                                       July 1, 1998
SPECIALTY FOODS GROUP:
Custom Food Processors, International                March 8, 1999
-------------------------------------------------------------------------

The Company also acquired three dairy distributors and, in conjunction with the sale of the Company's vegetable operations, an aseptic products business, which is included in the Specialty Foods Group.

All of the fiscal 1999 acquisitions were asset purchases, except U.C. Milk Company and Berkeley Farms, which were stock purchases. Cash consideration for fiscal 1999 acquisitions totaled $238.8 million, net of cash acquired. In addition to the cash consideration paid for these operations, the Company assumed certain liabilities.

On a pro forma basis, the net sales (unaudited) of the Company would have been $4,146.7 million in 1999. The pro forma sales amounts assume that all of the fiscal 1999 acquisitions occurred at the beginning of fiscal 1999. On a pro forma basis, the results of operations (unaudited) of the companies acquired would not have had a material effect on the Company's net income or earnings per common share in 1999.

All of the acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates and, accordingly, the operating results of the acquired companies subsequent to their respective acquisition dates are included in the Company's consolidated financial statements. Goodwill arising from the acquisitions, totaling an estimated $124.5 million, $22.2 million and $221.4 million in 2001, 2000 and 1999, respectively, is presently being amortized using the straight-line method over periods up to forty years.

4. PLANT CLOSURE CHARGES

During the fourth quarter of fiscal 2000, the Company announced two plant closures in the Dairy Group, which resulted in a pre-tax charge of $6.1 million ($3.8 million after-tax, or $.10 per share). Cash charges related to the plant closures, which included severance and exit costs, totaled $1.9 million. Non-cash charges of $4.2 million were associated with the write-down to net realizable value of certain assets. As of May 27, 2001, all cash charges related to the plant closures have been paid. Fiscal 2000 plant closures were completed by the end of the second quarter of fiscal 2001, resulting in the elimination of approximately 118 hourly and salaried employees. Production was relocated and consolidated into existing facilities.

During fiscal 1999, the Company announced plant closures in the Dairy and Specialty Foods segments, which resulted in a pre-tax charge of $18.1 million ($11.0 million after-tax, or $.27 per share). Cash charges related to the plant closures, which primarily included severance, lease termination and exit costs, totaled $8.9 million. Non-cash charges of $9.2 million associated with the write-down to net realizable value of certain assets comprised the remainder of the provision. Fiscal 1999 plant closures were completed by the end of the first quarter of fiscal 2000, resulting in the elimination of approximately 400 hourly and salaried employees. As of May 27, 2001, all cash charges related to the plant closures have been paid. Production from the Dairy and Specialty Foods plants was relocated and consolidated into existing facilities and a Specialty Foods warehouse was replaced by public warehousing.

5.  GAIN ON SALE OF NOTE

On December 1, 2000, the Company sold for $10.0 million, a $30.0 million subordinated note which was received as part of the proceeds from the sale of the Company's vegetable segment to Agrilink Foods, Inc. in fiscal 1999. Due to the uncertainty of the realizability of the $30.0 million subordinated note, the note was originally valued at a nominal amount. As a result of the sale, the Company reversed $10.0 million of the original reserve against the note, resulting in the recognition of a $10.0 million pre-tax ($6.2 million after-tax, or $.17 per share) gain in the second quarter of fiscal 2001.

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)


6. DISCONTINUED OPERATIONS

On September 23, 1998, the Company sold the stock of Dean Foods Vegetable Company to Agrilink Foods, Inc. ("Agrilink") for $378.2 million in cash, a $30.0 million Agrilink subordinated note and Agrilink's aseptic foods business, which was valued at $80.2 million. Cash proceeds were utilized to repay debt outstanding under the Company's Revolving Credit Agreement. Due to the initial uncertainty of the realizability of the $30.0 million subordinated note, the note was valued at a nominal amount. In fiscal year 1999, the Company recorded an after-tax gain on the sale of the vegetables business of $83.8 million ($2.07 per diluted share). Accordingly, Vegetables business results are presented as discontinued operations.

Net sales of discontinued operations were $139.8 million in 1999. The income tax benefit included in Loss from Discontinued Operations was $1.9 million for 1999. Income from operations of the discontinued segment includes interest expense allocations (based on short-term interest expense incurred and changes in working capital levels) of $2.5 million in 1999.

7. BORROWING ARRANGEMENTS

Long-term obligations, less installments due within one year, are summarized below:


                                                                                 2001            2000
$250 million senior note, 8.15%, maturing in 2007                         $   246,667       $      --
$200 million senior note, 6.625%, maturing in 2009                            199,861         199,844
$150 million senior note, 6.9%, maturing in 2017                              148,014         147,893
$100 million senior note, 6.75%, maturing in 2005                              99,596          99,495
$500 million Revolving Credit Facility, maturing 2003
   (weighted average 6.47%)                                                   209,000              --
Commercial paper, maturing in 2003                                                 --         267,811
Industrial revenue bonds, maturing in varying amounts through 2021:
   Fixed rate, 4.75% to 6.63%                                                      --           3,675

   Floating rate, 3.1% to 3.9% (weighted average 3.31%)                        25,200          25,400

Capitalized lease obligations, 2.0% to 10.0%,
   maturing in various installments through 2011
   (weighted average 8.13%)                                                    15,953          17,782
Other obligations, 6.9% to 10.0%,
    maturing in varying amounts through 2004 (weighted average 6.93%)             277             428
-----------------------------------------------------------------------------------------------------
                                                                              944,568         762,328
Less: Installments due within one year                                          4,398           3,603
------------------------------------------------------------------------------------------------------
Total long-term obligations                                               $   940,170       $ 758,725
======================================================================================================

On June 23, 2000, the Company filed a shelf registration to issue, from time to time, up to $650 million in various debt and equity securities. During the first quarter of fiscal 2001, the Company issued $250 million of 8.15% Notes due in 2007. The net proceeds were used to fund acquisitions and to repay commercial paper.

In March 1999, the Company entered into a $500 million Commercial Paper program backed entirely by the Company's $500 million Revolving Credit Agreement. As the Company has the ability and intent to refinance such borrowings, outstanding commercial paper is classified as long-term. During fiscal 2001, the maximum commercial paper outstanding was $489.9 million; average commercial paper outstanding during the year was $252.9 million at a weighted average interest rate of 6.76%. At May 27, 2001, there were no borrowings outstanding under this facility. During fiscal 2000, the maximum commercial paper outstanding was $306.4 million; average commercial paper outstanding during the year was $223.1 million at a weighted average interest rate of 5.69%. At May 28, 2000, the Company had $267.8 million of outstanding commercial paper.

The Company has an unsecured $500 million Revolving Credit Agreement maturing in 2003. Borrowings under the Credit Agreement bear interest, at the Company's option, at either fixed or variable rates linked to the Company's public debt credit rating. During fiscal 2001, the maximum Credit Agreement balance was $250.0 million; average Credit Agreement balance during the year was $38.4 million at a weighted average interest rate of 6.47%. At May 27, 2001 the Company had $209.0 million outstanding under the Credit Agreement. During fiscal 2000 there were no borrowings under this facility.

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)


The Company is subject to certain debt covenants. In June 2001, the Company amended the Credit Agreement to revise the interest rate structure and change certain covenant tests and covenant definitions. The most restrictive provisions of the Company's amended borrowing arrangements are as follows: the Company's fixed charge coverage ratio, as defined in the Credit Agreement, must exceed 2.4; and the Company's ratio of Consolidated Debt to Consolidated Total Capital cannot exceed 65%.

Maturities of long-term obligations, by the Company's fiscal year, are shown below:

2002                                      $       4,398
2003                                            210,207
2004                                              1,327
2005                                              3,509
2006                                            100,141
Thereafter                                      624,986
-------------------------------------------------------
Total                                     $     944,568
=======================================================


Certain land, buildings and machinery and equipment having a net carrying value of approximately $19 million were mortgaged or otherwise encumbered against long-term debt of $16 million at May 27, 2001.

The fair value of the Company's long-term debt was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. At May 27, 2001 and May 28, 2000 the fair value of long-term debt is estimated to be $873.4 million and $718.7 million, respectively.

8. SHAREHOLDERS' EQUITY

The 1998 shareholders' rights plan, as amended, protects shareholders in the event the Company becomes the target of coercive and unfair takeover tactics. The rights were distributed to shareholders on the basis of one preferred share purchase right for each share of Dean Foods Company common stock. Each right is attached to and traded with the Company's common stock, but will detach and become exercisable ten days after a public announcement that a person or group has acquired, or has announced a tender offer for, 15% or more of the Company's common stock. The rights will initially be exercisable to purchase common stock equivalents for $200 per share. Upon a person acquiring 15% or more of the Company's common stock, the rights will entitle the holders (other than the acquiring person) to purchase shares of common stock at a 50% discount. The rights may be redeemed by the Company for $.01 per right at any time prior to a public announcement that a person or group has acquired 15% or more of the Company's common stock. The rights expire on August 10, 2008, unless previously redeemed or exercised. The pending merger between the Company and Suiza will not result in the rights of this plan becoming exercisable.

The Company, from time to time, may repurchase shares of its common stock in the open market, in privately-negotiated transactions or otherwise at a price or prices reasonably related to the then prevailing market price. The Company did not repurchase any common stock during fiscal 2001. During fiscal 2000, the Company repurchased a total of 3,893,341 shares of its common stock for $134.9 million. Total shares classified on the May 27, 2001 and May 28, 2000 consolidated balance sheets as treasury stock are 6,875,971 and 6,879,155, respectively, resulting in a decrease in stockholders' equity of approximately $253.2 million and $252.6 million, respectively.

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)

9. STOCK PLANS

A summary of stock option activity for the Company's stock option plans follows:

                                               Number           Average
                                            of Shares      Option Price
                                         Under Option         Per Share
-----------------------------------------------------------------------
Options outstanding at May 31, 1998         2,211,173            $30.07
Changes during the year:
    Granted                                   600,300             48.89
    Terminated                                (21,689)            40.14
    Exercised                                (300,075)            28.45
-----------------------------------------------------------------------
Options outstanding at May 30, 1999         2,489,709             34.72
Changes during the year:
    Granted                                   955,200             37.31
    Terminated                               (146,222)            42.77
    Exercised                                 (81,960)            28.73
-----------------------------------------------------------------------
Options outstanding at May 28, 2000         3,216,727             35.28
Changes during the year:
    Granted                                 1,187,345             31.67
    Terminated                               (199,654)            35.83
    Exercised                                (150,498)            26.13
-----------------------------------------------------------------------
Options outstanding at May 27, 2001         4,053,920            $34.53
=======================================================================

Options exercisable and available for grants at the end of each respective year are as follows:

                                          2001            2000           1999
Exercisable                          2,160,569       1,693,572      1,351,210
-----------------------------------------------------------------------------
Average option price per share          $33.71          $31.33         $30.53
-----------------------------------------------------------------------------
Available for grants                 1,859,726       2,837,647      1,691,193
-----------------------------------------------------------------------------


                                                                     Weighted Average
                                           Number of Shares     Remaining Contractual          Weighted Average
Range of Exercise Prices                       Under Option              Life (years)            Exercise Price
$22.87 to $24.67                                    238,247                      5.28                    $23.04
$26.87 to $27.50                                    409,797                      3.88                     27.20
$28.13 to $29.87                                    330,252                      4.04                     28.86
$32.00 to $32.87                                  1,403,050                      8.00                     31.85
$36.50 to $39.00                                  1,159,487                      7.56                     37.46
$49.43 to $55.38                                    513,087                      6.96                     50.09
----------------------------------------------------------------------------------------------------------------
Options Outstanding at May 27, 2001               4,053,920                      6.84                    $34.53
=================================================================================================================

Options vest in accordance with provisions as set forth in the applicable option agreements. Upon completion of the anticipated merger between the Company and Suiza, it is expected that all Company options not currently exercisable will automatically vest and will be converted into fully exercisable options to acquire Suiza common stock. The conversion rate for the Company's options will depend on the price of Suiza's stock when the merger occurs. The exercise price of each outstanding option will also be adjusted.

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)


The Company adopted the disclosure-only provision under SFAS No. 123, "Accounting for Stock-Based Compensation," while continuing to measure compensation cost under APB No. 25, "Accounting for Stock Issued to Employees." If the accounting provisions of SFAS No. 123 had been adopted over the last three years, the Company's income from continuing operations and earnings per share would have been reduced to the following pro forma amounts:

                                                      2001           2000              1999
Income from continuing operations:
      As reported                                 $ 74,652    $    106,118     $     70,331
      Pro forma                                   $ 68,742    $    100,422     $     65,195
---------------------------------------------------------------------------------------------
Basic income per share:
      As reported                                 $   2.10    $       2.79     $       1.77
      Pro forma                                   $   1.93    $       2.64     $       1.64
---------------------------------------------------------------------------------------------
Diluted income per share:
      As reported                                 $   2.07    $       2.77     $       1.74
      Pro forma                                   $   1.91    $       2.62     $       1.61
---------------------------------------------------------------------------------------------


The weighted average fair value of options at date of grant was $11.55, $11.25 and $15.20 during 2001, 2000 and 1999, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                      2001            2000            1999
Expected life (years)                 8.0              8.0             8.0
Risk-free rate of return              6.4%             6.0%            5.6%
Volatility                           26.8%            23.1%           22.2%
Dividend yield                        2.0%             2.5%            2.0%


Under the stock option plans, key employees and directors may be granted stock awards or options to purchase, at fair market value on the date of grant, a maximum of 7,415,000 shares of the Company's common stock. Of these shares, a maximum of 315,000 may be granted to non-employee directors. The Company does not expect to grant any new options pending completion of the merger between the Company and Suiza. A total of 193,500 shares have been granted to non-employee directors. A total of 22,000 director non-qualified options are outstanding, which obligate the Company to make a cash payment to the optionee, upon exercise, of an amount up to the aggregate increase in the market value of the common stock since the date of grant. Options terminate ten years after date of grant.

The Company may, from time to time, offer key employees the opportunity to elect to receive, in lieu of all or a portion of the cash bonuses otherwise payable to them, stock awards of shares of the Company's common stock having a fair market value on the date of the award equal to 115% of such cash bonuses or portions thereof (Stock Bonus Awards Program). In fiscal 2001 and 2000, key employees elected to receive 21,658 and 27,068 shares, respectively, under the Stock Bonus Awards Program.

10. INVENTORIES

Inventories at May 27, 2001 and May 28, 2000 comprised the following:

                                                             2001           2000
Raw materials and supplies                               $ 62,490    $    53,726
Materials in process                                        8,700          9,593
Finished goods                                            159,348        124,381
--------------------------------------------------------------------------------
                                                          230,538        187,700
Less:   Excess of current cost over stated value
        of last-in, first-out inventories                  10,451          9,262
--------------------------------------------------------------------------------

Total inventories                                       $ 220,087    $   178,438
================================================================================

The percentage of inventories determined on the basis of last-in, first-out cost approximated 33.1% and 36.8% for 2001 and 2000, respectively.

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)



11. INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Provision for income taxes was as follows:

                                                 2001            2000         1999
Current tax expense:
   Federal                                $    14,721     $    44,297    $  28,013
   State and foreign                            5,247           6,396        7,119
-----------------------------------------------------------------------------------
                                               19,968          50,693       35,132
-----------------------------------------------------------------------------------
Deferred tax expense (benefit):
   Federal                                     25,064          14,067       10,070
   State and foreign                            1,219           2,396         (236)
-----------------------------------------------------------------------------------
                                               26,283          16,463        9,834
-----------------------------------------------------------------------------------
Provision for income taxes                $    46,251     $    67,156    $  44,966
===================================================================================


The effective tax rates differ from the prevailing statutory federal rate as follows:

                                                 2001         2000      1999
Statutory federal tax rate                       35.0%        35.0%     35.0%
State and foreign, net of federal benefit         3.8          3.3       4.0
Nondeductible goodwill                            1.3          0.9       1.5
Other, net                                       (1.8)        (0.4)     (1.5)
-----------------------------------------------------------------------------
Effective tax rate                               38.3%        38.8%     39.0%
=============================================================================

The components of the current and long-term deferred income tax assets and liabilities as presented in the consolidated balance sheet were as follows:


                                                            2001           2000
Deferred tax assets:
    Accounts receivable                             $      1,415    $     1,928
    Inventory                                             (2,085)        (2,238)
    Self-insurance reserves                               18,882         19,987
    Plant shutdown, idle facilities and
      environmental costs                                  3,515          8,504
    Note receivable                                            -         13,523
    Employee benefits and compensation                     9,998          8,002
    Merger-related costs                                   8,498              -
    Other                                                  9,117          7,014
--------------------------------------------------------------------------------
Total deferred tax assets                           $     49,340    $    56,720
================================================================================

Deferred tax liabilities:
    Fixed assets                                    $    (90,682)   $   (77,310)
    Goodwill and other intangibles                       (46,903)       (41,272)
    Deferred compensation                                 12,749         14,559
    Loss carryforwards                                     4,264          5,812
    Other                                                  2,259         (1,199)
--------------------------------------------------------------------------------
Total deferred tax liabilities                      $   (118,313)   $   (99,410)
================================================================================

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)

12. LEASES

Net rental expense, including amounts for leases of one year or less, was $55.8 million, $50.9 million and $42.2 million in 2001, 2000 and 1999, respectively. Sublease rental income is not significant. A majority of the Company's leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

At May 27, 2001, annual minimum rental payments under capital and operating leases that have initial noncancelable terms in excess of one year, excluding costs associated with the lease commitment included in merger-related costs discussed in Note 2, were as follows:

                                                 Capital     Operating
                                                  Leases        Leases
2002                                           $   2,866   $   16,965
2003                                               2,807       15,370
2004                                               2,804       10,834
2005                                               4,762        8,234
2006                                               1,164        5,137
Thereafter                                         8,598       16,388
----------------------------------------------------------------------
Total minimum lease payments                      23,001   $   72,928
                                                           ==========
Less: Imputed interest                             7,048
--------------------------------------------------------
Present value of minimum lease payments        $  15,953
========================================================


13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at May 27, 2001 and May 28, 2000 comprised the following items:

                                                         2001             2000
Trade payables                                     $  185,954       $  151,398
Accrued expenses                                      125,984          108,607
Accrued insurance                                      61,059           58,669
Accrued payroll                                        53,669           53,738
Accrued pension and profit sharing                     24,878           17,518
Merger-related costs                                   21,246                -
Accrued interest                                       13,645            6,470
------------------------------------------------------------------------------
Total accounts payable and accrued expenses        $  486,435       $  396,400
==============================================================================

14. CASH FLOW DATA

Interest and taxes paid included in the Company's cash flow from operations were as follows:

                                  2001            2000             1999
Interest paid               $   66,851       $  49,559       $   39,125
-----------------------------------------------------------------------
Taxes paid                  $   36,294       $  39,400       $   83,313
-----------------------------------------------------------------------

Liabilities assumed in conjunction with business acquisitions were:


                                                   2001            2000          1999
Fair value of assets and goodwill acquired   $  239,236      $   42,197    $  367,470
Consideration paid                             (220,335)        (38,204)     (238,786)
-------------------------------------------------------------------------------------
Liabilities assumed                          $   18,901      $    3,993    $  128,684
=====================================================================================

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)


15. EMPLOYEE BENEFITS PLANS

The Company maintains or participates in defined benefit plans or union-management-administered pension or profit sharing plans covering substantially all of its employees. Benefits are based on years of service and comprehensive or stated amounts for each year of service. Plan assets are invested in equities and fixed income securities. The Company's funding policy is to contribute annually not less than the ERISA minimum funding standards nor more than the maximum funding standards nor more than the maximum amount which can be deducted for federal income tax purposes.

The Company also provides health care and life insurance benefits to certain of its retired employees and eligible dependents. Employees are eligible for such benefits subject to minimum age and service requirements. Eligible employees that retire before the normal retirement age, along with their dependents, are entitled to benefits on a shared contribution basis. Substantially all benefits terminate at age sixty-five. The Company retains the right to modify or eliminate these benefits.

Net periodic benefit cost included the following components:

                                                                         PENSION BENEFITS
                                                                   2001          2000            1999
Service cost                                                   $ 16,039      $ 14,189        $ 12,429
Interest cost                                                     9,536         9,343           7,429
Expected return on assets                                        (9,035)       (9,150)         (6,867)
Amortization of unrecognized net transition obligation
   (asset)                                                         (488)         (488)           (461)
Amortization of prior service cost                                  260           215             203
Amortization of unrecognized net loss (gain)                        297           432             722
------------------------------------------------------------------------------------------------------
Net benefit cost - Company plans                                 16,609        14,541          13,455
Net benefit cost - multi-employer plans                          12,706        10,911           9,891
------------------------------------------------------------------------------------------------------
Total net benefit cost                                         $ 29,315      $ 25,452        $ 23,346
======================================================================================================


Net periodic benefit cost included the following components:

                                                                      POSTRETIREMENT BENEFITS
                                                                 2001            2000             1999
Service cost                                                 $    256        $    200          $    98
Interest cost                                                     761             496              290
Amortization of prior service cost                                253              38               --
Amortization of unrecognized net loss (gain)                      484             337               46
------------------------------------------------------------------------------------------------------
Net benefit cost - Company plans                             $  1,754        $  1,071          $   434
======================================================================================================

                               Dean Foods Company
             Notes to Consolidated Financial Statements (continued)


The changes in benefit obligations and plan assets, as well as, the funded status of the Company's pension and postretirement benefit plans are as follows:


                                                                 PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                                              2001               2000               2001               2000
Change in benefit obligation:
Benefit obligation at beginning of year              $     134,889       $    138,581        $    11,039        $     7,698
    Service cost                                            16,039             14,189                256                200
    Interest cost                                            9,536              9,343                761                496
    Plan amendments                                            293                844               --                2,021
    Actuarial loss (gain)                                    4,898             (6,869)             1,060              1,854
    Benefits paid                                          (17,380)           (21,199)            (1,772)            (1,230)
-----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                          148,275            134,889             11,344             11,039
-----------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at
    beginning of year                                      115,207            114,187                --                --
    Actual return on plan assets                           (10,823)            15,929                --                --
    Company contributions                                   10,134              6,290              1,772              1,230
    Benefits paid                                          (17,380)           (21,199)            (1,772)            (1,230)
-----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                    97,138            115,207               --                 --
-----------------------------------------------------------------------------------------------------------------------------
Funded status                                              (51,137)           (19,682)           (11,344)           (11,039)
    Unrecognized net transition asset                       (1,297)            (1,785)              --                 --
    Unrecognized prior service cost                          3,000              2,966              2,109              2,362
    Unrecognized net loss (gain)                            20,414             (4,044)             6,233              5,657
Accrued pension cost                                 $     (29,020)      $    (22,545)       $    (3,002)       $    (3,020)
=============================================================================================================================
Total amounts recognized in the
consolidated balance sheet                           $     (29,020)      $    (22,545)       $    (3,002)       $    (3,020)
=============================================================================================================================


Included in the above pension benefits table is an unfunded supplemental retirement plan with a liability of $7.1 million and $8.0 million at May 27, 2001 and May 28, 2000, respectively.

The following weighted-average assumptions were used to determine the Company's obligations under the plans:


                                                        PENSION BENEFITS                    POSTRETIREMENT BENEFITS
                                                         2001         2000         1999           2001       2000        1999
Discount rate                                           7.25%        7.50%        7.00%          7.25%      7.50%       7.00%
Expected return on plan assets                          9.00%        9.00%        9.00%           --         --          --
Rate of compensation increase                          0-5.0%       0-5.0%       0-5.0%           --         --          --
------------------------------------------------------------------------------------------------------------------------------


The assumed health care cost trend was 5.5% in 2001, decreasing gradually to 5.0% in the next year and remaining level thereafter. If the health care trend was increased one percentage point, postretirement benefit costs for the year ended May 27, 2001, would have been $71 thousand higher, and the accumulated postretirement benefit obligation as of May 27, 2001, would have been $611 thousand higher. If the health care trend was decreased one percentage point, postretirement benefit costs for the year ended May 27, 2001, would have been $65 thousand lower, and the accumulated postretirement benefit obligation as of May 27, 2001, would have been $577 thousand lower.

The Company retained the earned pension liability related to the Vegetables operations for liabilities through the date of disposition. Accordingly, the projected benefit obligation, change in plan assets, funded status and prepaid benefit cost tables above include continuing and discontinued operations.

The Company sponsors contributory savings plans that allow employees to make regular contributions of up to 16% of their salary, subject to certain limitations prescribed by the Internal Revenue Service. The Company contributes an additional amount equal to 50% of the first 6% of salary contributed by the employee. Contributions by the Company to the savings plan were $7.5 million, $6.5 million and $5.5 million for fiscal 2001, 2000 and 1999, respectively.

                               Dean Foods Company
             Notes to Consolidated Financial Statements (concluded)

16. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a current defendant in assorted legal matters and has been the subject of routine investigations by various state and federal agencies. The ultimate resolution of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

17. BUSINESS SEGMENT INFORMATION

In the first quarter of fiscal 2001, the Company realigned its business segment structure. Under the new structure, the Company continues to operate under three business segments. The nature of products classified in the business segments presented herein is described in Note 1. Prior year segment information has been reclassified to conform with the new structure.

Outside the United States, no single country is deemed material for separate disclosure. Intersegment sales are not material. The Company has no one customer that represents greater than ten percent of the Company's consolidated net sales. Operating earnings of segments do not include interest income or expense and provision for income taxes. Identifiable assets are those used in the Company's operations in each segment. Corporate assets consist primarily of cash and temporary cash investments and deferred tax assets.


                                                                          NATIONAL
                                                      SPECIALTY       REFRIGERATED
                                        DAIRY             FOODS           PRODUCTS         CORPORATE      CONSOLIDATED
2001
Net sales                         $ 3,255,884         $ 784,907         $ 399,575       $        --        $ 4,440,366
Operating earnings (a)                156,905            73,017            10,354            (58,718)          181,558
Identifiable assets                 1,526,818           418,185           251,836            120,548         2,317,387
Depreciation and amortization          90,273            20,763             9,914              7,673           128,623
Capital expenditures                   84,530            15,610            41,588              5,838           147,566

2000

Net sales                         $ 3,070,636         $ 741,339         $ 290,597       $         --       $ 4,102,572
Operating earnings (b)                141,893            81,450            37,464            (38,195)          222,612
Identifiable assets                 1,317,208           403,434           153,601            129,299         2,003,542
Depreciation and amortization          76,196            19,016             7,262              5,097           107,571
Capital expenditures                  111,228            15,082            18,610              2,621           147,541

1999

Net sales                         $ 2,817,704         $ 692,880         $ 274,309       $         --       $ 3,784,893
Operating earnings (c)                 90,952            77,136            20,352            (35,102)          153,338
Identifiable assets                 1,275,065           390,521           137,130            109,160         1,911,876
Depreciation and amortization          63,327            15,316             5,834              3,465            87,942
Capital expenditures                  106,772            14,574            13,506              4,494           139,346

-------------------------------------------------------------------------------
(a) Fiscal 2001 segment operating earnings include merger-related costs of $22,151 in the Corporate segment.
(b) Fiscal 2000 segment operating earnings include plant closure charges of $6,078 in the Dairy segment.
(c) Fiscal 1999 segment operating earnings include plant closure charges of $8,882 and $9,223 in the Dairy and Specialty Foods segments, respectively.

                               DEAN FOODS COMPANY

                       UNAUDITED QUARTERLY FINANCIAL DATA


 (In thousands, except for share data)         FIRST           SECOND               THIRD          FOURTH           FISCAL YEAR
                                        -------------------------------------------------------------------------------------------
FISCAL 2001
Net sales (a)                              $ 1,063,173        $1,112,882         $ 1,103,894      $  1,160,417      $ 4,440,366
Gross profit (a)                               261,561           265,427             258,627           267,044        1,052,659
Net income                                      26,448            29,807(b)           16,616             1,781(c)        74,652

Per common share data:
    Basic earnings per share               $       .74        $      .84(b)      $       .47      $        .05(c)   $      2.10
    Diluted earnings per share                     .74               .84(b)              .47               .05(c)          2.07
    Stock price range
       High                                $     35.69        $    34.31         $     36.40      $      40.77      $     40.77
       Low                                       30.38             27.63               26.56             32.10            26.56
    Dividend Rate                          $      .225        $     .225         $      .225      $       .225      $       .90

FISCAL 2000
Net sales (a)                              $ 1,009,713        $1,075,621         $   986,524      $  1,030,714      $ 4,102,572
Gross profit (a)                               246,933           246,627             242,023           258,993          994,576
Net income                                      27,835            27,010              25,177            26,096(d)       106,118
Per common share data:
    Basic earnings per share               $       .71        $      .69         $       .67      $        .72(d)   $      2.79
    Diluted earnings per share                     .70               .68                 .67               .72(d)          2.77
    Stock price range (e)
       High                                $     43.81        $    46.25         $     40.13      $      31.13      $     46.25
       Low                                       37.31             38.25               28.69             23.94            23.94
    Dividend rate                          $       .22        $      .22         $       .22      $        .22      $       .88


-------------------------------------------------------------------------------

(a) Net sales and gross profit for fiscal 2001 and 2000 have been restated to reflect the adoption of Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of fiscal 2001. The effect of the adoption was to increase net sales by $8,857, $9,420 and $10,589 in the first, second and third quarters of fiscal 2001, respectively, and to increase net sales by $8,353, $8,611, $9,708 and $10,264 in the first, second, third and fourth quarters of fiscal 2000, respectively. In addition, the effect of the adoption was to increase gross profit by $8,267, $8,964 and $9,769 in the first, second and third quarters of fiscal 2001, respectively, and to increase gross profit by $7,577, $7,558, $8,573 and $9,450 in the first, second, third and fourth quarters of fiscal 2000, respectively. The adoption of EITF 00-10 did not impact net income.
(b) Includes a pre-tax gain of $10,000 ($6,200 after-tax, or $.17 per share) related to sale of a note associated with the divestiture of the Company's vegetables business in fiscal 1999.
(c) Includes a pre-tax charge of $22,151 ($13,734 after-tax, or $.38 per share) for merger-related costs.
(d) Includes a pre-tax charge of $6,078 ($3,768 after-tax, or $.10 per share) related to plant closures.
(e) The Company's common stock is traded on the New York Stock Exchange under the ticker symbol: DF.

                       DEAN FOODS COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                               Amount
                                              Balance at       charged        Accounts       Additions     Balance at
                                             beginning of   to costs and       written        due to         end of
Classification                                  period         expenses         off        acquisitions      period
--------------                               ------------   -------------   -----------    ------------    -----------
Fiscal Year Ended May 27, 2001

Allowance for doubtful
  accounts and notes receivable                $  6,311       $   2,250      $   2,780       $    701       $   6,482
                                               ========       =========      =========       ========       =========

Fiscal Year Ended May 28, 2000

Allowance for doubtful
  accounts and notes receivable                $  7,570       $   3,516      $   4,775       $   --         $   6,311
                                               ========       =========      =========       ========       =========

Fiscal Year Ended May 30, 1999

Allowance for doubtful
  accounts and notes receivable                $  4,212       $   1,410      $   1,302       $  3,250       $   7,570
                                               ========       =========      =========       ========       =========