Form 10-Q
period 2001-08-26
DEAN FOODS CO
filed 2001-10-10
CIK 27500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q


(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

                 For the quarterly period ended August 26, 2001

                                       or

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

               For the transition period from          to
                                              --------    --------

                          COMMISSION FILE NO.: 1-08262

                               DEAN FOODS COMPANY
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                 36-0984820
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

The number of shares of Common Stock, Par Value $1 Per Share, of the Registrant outstanding as of the date of this report was 35,881,337.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               Dean Foods Company
                   Condensed Consolidated Statement of Income
                   (In Millions, Except for Per Share Amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                    August 26,      August 27,
                                                          2001            2000
                                                  ------------    ------------
Net sales                                         $    1,143.9    $    1,047.8

Costs of products sold                                   901.1           801.6

Delivery, selling and administrative expenses            195.6           187.4

Merger-related costs                                       9.8               -
                                                  ------------    ------------

Operating earnings                                        37.4            58.8

Interest expense, net of interest income                  16.6            16.1
                                                  ------------    ------------

Income before income taxes                                20.8            42.7

Provision for income taxes                                 7.7            16.3
                                                  ------------    ------------

Net income                                        $       13.1    $       26.4
                                                  ============    ============

Earnings per share:
     Basic                                        $        .37    $        .74
                                                  ============    ============
     Diluted                                      $        .36    $        .74
                                                  ============    ============

Weighted average common shares:
     Basic                                                35.7            35.5
                                                  ============    ============
     Diluted                                              36.2            35.8
                                                  ============    ============

See accompanying Notes to Condensed Consolidated Financial Statements.

                               Dean Foods Company
                      Condensed Consolidated Balance Sheet
                                  (In Millions)
                                   (Unaudited)

                                                    August 26,         May 27,
                                                          2001            2001
                                                  ------------    ------------

ASSETS
Current Assets
    Cash and temporary cash investments           $       27.5    $       22.6
    Accounts and notes receivable, less
       allowance for doubtful accounts
       of $7.3 and $6.5, respectively                    348.2           363.1
    Inventories                                          258.7           220.1
    Other current assets                                  78.6            89.2
                                                  ------------    ------------
    Total Current Assets                                 713.0           695.0
                                                  ------------    ------------

Property, Plant and Equipment
    Property, plant and equipment, gross               1,566.6         1,550.3
    Less - Accumulated depreciation                      653.7           631.0
                                                  ------------    ------------
    Total Property, Plant and Equipment, net             912.9           919.3
                                                  ------------    ------------

Other Assets
    Intangibles, net of amortization of
       $66.2 and $62.0, respectively                     662.2           666.4
    Other assets                                          41.9            36.7
                                                  ------------    ------------
    Total Other Assets                                   704.1           703.1
                                                  ------------    ------------

Total Assets                                      $    2,330.0    $    2,317.4
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Notes payable to bank                         $       15.6    $         -
    Current installments of long-term obligations          2.4             4.4
    Accounts payable and accrued expenses                472.4           486.4
    Dividends payable                                      8.2             8.2
    Federal and state income taxes                        32.1            24.6
                                                  ------------    ------------
    Total Current Liabilities                            530.7           523.6

Long-Term Obligations                                    935.4           940.2

Deferred Liabilities                                     149.2           149.0
                                                  ------------    ------------

Total Liabilities                                      1,615.3         1,612.8

Shareholders' Equity                                     714.7           704.6
                                                  ------------    ------------

Total Liabilities and Shareholders' Equity        $    2,330.0    $    2,317.4
                                                  ============    ============

See accompanying Notes to Condensed Consolidated Financial Statements.

                               Dean Foods Company
                 Condensed Consolidated Statement of Cash Flows
                                  (In Millions)
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                    August 26,      August 27,
                                                          2001            2000
                                                  ------------    ------------

Net cash provided from operations                 $       24.2    $       60.3
                                                  ------------    ------------

Investing activities
    Capital expenditures                                 (20.1)          (39.9)
    Proceeds from disposition of property,
       plant and equipment                                 0.5             3.4
    Acquisitions and investments, net of
       cash acquired                                         -          (220.0)
    Other                                                 (1.0)           (0.1)
                                                  ------------    ------------
    Net cash used in investing activities                (20.6)         (256.6)
                                                  ------------    ------------

Financing activities
    Issuance of notes payable to banks                    15.6               -
    Issuance of long-term obligations                        -           246.2
    Repayment of long-term obligations                    (2.5)           (0.9)
    Repayment of commercial paper, net                       -           (39.8)
    Repayments of revolving credit agreement, net         (9.0)              -
    Cash dividends paid                                   (8.0)           (7.8)
    Issuance of common stock                               5.2             1.7
                                                  ------------    ------------
    Net cash provided by financing activities              1.3           199.4
                                                  ------------    ------------

Increase in cash and temporary cash investments            4.9             3.1

Cash and temporary cash investments - beginning
    of period                                             22.6            26.6
                                                  ------------    ------------

Cash and temporary cash investments - end
    of period                                     $       27.5    $       29.7
                                                  ============    ============


See accompanying Notes to Condensed Consolidated Financial Statements.

                               Dean Foods Company
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Dollar amounts in millions unless otherwise noted.

1.  BASIS OF PRESENTATION
All references herein to the "Company" shall mean Dean Foods Company, a Delaware corporation, and its consolidated subsidiaries. The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal, recurring nature. Results of operations for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 2001.

Certain previously reported amounts have been reclassified to conform to current year presentations.

2.  PENDING MERGER
On April 5, 2001, the Company announced it had signed a definitive merger agreement with Suiza Foods Corporation ("Suiza"), a fluid dairy processor and distributor based in Dallas, Texas. Under the terms of the agreement, shareholders of the Company will receive, for each share of Dean common stock, $21.00 in cash plus 0.429 shares of Suiza common stock, subject to adjustment if Suiza's stock price is below $32.71 at the time of merger. Upon completion of the transaction, there will be approximately 43 million shares of Suiza common stock outstanding, with current Suiza shareholders owning approximately 65% of the company and Dean Foods shareholders owning approximately 35% of the company.

Completion of the merger transaction is contingent upon certain regulatory approvals and other customary closing conditions. In September 2001, the shareholders of the Company and Suiza approved the pending merger. The transaction is expected to be completed by the end of calendar 2001.

The Company recorded a pre-tax charge of $9.8 million ($6.1 million after-tax, or $.17 per share) in the first quarter of fiscal 2002 for merger-related costs. These charges consist of professional fees of $8.3 million and severance and employee stay costs of $1.5 million. The Company expects to incur additional merger-related costs until the merger is completed.

3.  ACQUISITIONS
During fiscal 2001, the Company acquired the Nalley's pickle business located in Tacoma, Washington and the assets of Land O'Lakes Upper Midwest fluid dairy and extended shelf life operations. These acquisitions were accounted for as purchases. In addition, during the first quarter of fiscal 2001, the Company made an additional equity investment in White Wave, Inc., a processor of soy-based products.

                               Dean Foods Company
        Notes to Condensed Consolidated Financial Statements (continued)

4.  INVENTORIES
The following is a tabulation of inventories by class at August 26, 2001 and May 27, 2001.

                                                    August 26,         May 27,
                                                          2001           2001
                                                  ------------    -----------
Raw materials and supplies                        $       59.0    $       62.5
Materials in process                                      22.6             8.7
Finished goods                                           187.7           159.3
                                                  ------------    ------------
                                                         269.3           230.5
Less:  Excess of current cost over stated
       value of last-in, first-out inventories            10.6            10.4
                                                  ------------    ------------
Total inventories                                 $      258.7    $      220.1
                                                  ============    ============

5.  DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the first quarters ended August 26, 2001 and August 27, 2000 was $34.9 million and $32.8 million, respectively.

6.  BORROWING ARRANGEMENTS
On June 23, 2000, the Company filed a shelf registration to issue, from time to time, up to $650 million in various debt and equity securities. During the first quarter of fiscal 2001, the Company issued $250 million of 8.15% Notes due in 2007. The proceeds of these notes were used to fund acquisitions and to repay commercial paper.

7.  BUSINESS SEGMENT INFORMATION
The following is a tabulation of the Company's business segment information for the first quarters ended August 26, 2001 and August 27, 2000.


                                              National
                               Specialty  Refrigerated
                        Dairy      Foods      Products   Corporate   Consolidated
                        -----      -----      --------   ---------   ------------
August 26, 2001
Net sales           $   873.2  $   175.2  $       95.5   $       -   $    1,143.9
Operating earnings       34.3       17.6           5.9       (20.4)          37.4
Identifiable assets   1,516.3      453.7         241.6       118.4        2,330.0

August 27, 2000
Net sales           $   791.6  $   176.4  $       79.8   $       -   $    1,047.8
Operating earnings       41.9       23.0           4.1       (10.2)          58.8
Identifiable assets   1,471.8      464.6         215.2       123.8        2,275.4


                               Dean Foods Company
        Notes to Condensed Consolidated Financial Statements (continued)


8.  RECENTLY ISSUED OR NEWLY ADOPTED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, became effective for the Company as of May 28, 2001. Currently, the Company's only derivatives are interest rate swaps. These swaps have a total notional amount of $75 million and hedge a portion of the $200 million, 6.625% senior notes maturing in fiscal 2009. Under the terms of theses swaps, which mature in fiscal 2009, the Company receives a fixed payment of 6.625% on the notional amount and pays a floating rate based on six-month LIBOR plus a spread of four to six basis points. These swaps are designated as fair value hedging instruments and are required to be recorded in the consolidated balance sheet at their fair value. Upon adoption of SFAS No. 133 on May 28, 2001, the Company recorded an asset and a liability of $2.1 million related to the fair value of the interest rate swaps. There was no cumulative impact of adoption to reflect in earnings. As of August 26, 2001, the fair value of the interest rate swaps was $4.5 million. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the three months ended August 26, 2001.

In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. In April 2001, the EITF reached a consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses when consideration from a vendor to a retailer is (a) an adjustment of the selling price of the vendor's products to the retailer and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets and services provided by the retailer to the vendor and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Upon adoption of these EITF issues, in the first quarter of fiscal 2002, certain sales incentives and trade spending amounts, which were classified in delivery, selling and administrative expense, were reclassified as a reduction of sales. Prior period amounts of $15.3 million were reclassified to conform to the new requirements. This change did not affect the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" that supersede Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Beginning in fiscal year 2003, the Company will no longer amortize goodwill, but will, however, evaluate goodwill for impairment annually. The Company is currently reviewing these statements to determine their effect on the Company's financial statements.

                               Dean Foods Company
        Notes to Condensed Consolidated Financial Statements (concluded)


In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

9.  EARNINGS PER COMMON SHARE
Basic and diluted earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing reported net income by the weighted average number of common shares outstanding. Diluted EPS includes the incremental shares issuable upon the assumed exercise of stock options and warrants, using the treasury stock method. Excluded from the diluted EPS computation are stock options and warrants that would be antidilutive at period end. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations.

                                                        Three Months Ended
                                                  ----------------------------
                                                    August 26,      August 27,
                                                          2001            2000
                                                  ------------    ------------

NET INCOME (NUMERATOR)                            $       13.1    $       26.4
                                                  ============    ============

SHARES (DENOMINATOR)
Weighted average common shares
   outstanding                                            35.7            35.5
Incremental common shares attributable
  to dilutive stock options                                0.5             0.3
                                                  ------------    ------------
Diluted number of shares outstanding                      36.2            35.8
                                                  ============    ============

EARNINGS PER SHARE
Basic                                             $        .37    $        .74
                                                  ============    ============
Diluted                                           $        .36    $        .74
                                                  ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RELATED RISKS

Certain statements in this Form 10-Q are "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company intends that these forward-looking statements be subject to the safe harbor created by that law. These statements, which may be indicated by words such as "expects," "intends," "believes," "forecasts" or other words of similar meaning, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Form 10-Q. These risks include, but are not limited to, risks associated with the Company's recent acquisitions, adverse weather conditions resulting in poor harvests, raw milk and butterfat cost volatility, interest rate fluctuations, competitive pricing pressures, marketing costs, cost management program execution, changes in government programs, shifts in market demand and the timing of the completion of the proposed merger transaction with Suiza Foods Corporation ("Suiza"). Investors are strongly urged to consider these risks relating to the Company's business, along with the other risks as discussed in the Company's Form 10-K for the fiscal year ended May 27, 2001.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2002 COMPARED TO FIRST QUARTER FISCAL 2001

Net sales for the first quarter of fiscal 2002 of $1,143.9 million were 9.2% higher than sales of $1,047.8 million in the prior year. The net sales improvement reflected increases in the Dairy Group, in both fluid milk and ice cream, and growth across the board in the National Refrigerated Products Group. Operating earnings decreased $21.4 million, or 36.4%, over the prior year. This decline occurred primarily due to $9.8 million of costs related to the pending merger with Suiza along with significantly higher costs for raw milk and butterfat, which impacted both margins and volume.

Business Segments
        Dairy Group - First quarter sales increased 10.3%, to $873.2 million, from $791.6 million in the prior year. The increase was primarily the result of higher ice cream sales, higher prices for fluid milk due to the higher raw milk costs, and additional positive impact from the Land O'Lakes acquisitions in fiscal 2001. Ice cream sales included the impact of the alliance with Baskin-Robbins. Overall Dairy Group volumes increased approximately 3% in the first quarter, but were flat excluding the impact of the Baskin-Robbins alliance. Dairy Group operating earnings were $34.3 million in the first quarter, compared to $41.9 million in the prior year. This decline was primarily due to the higher raw milk and butterfat costs. Raw milk costs increased 26% and butterfat costs increased 65% compared to the first quarter of fiscal 2001.

        Specialty Foods Group - First quarter sales of $175.2 million were approximately flat compared to the first quarter of fiscal 2001. Operating earnings declined from $23.0 million in the first quarter of fiscal 2001 to $17.6 million in the first quarter of fiscal 2002. The decline was primarily due to higher costs for casein and cheese, which are used in non-dairy coffee creamer and aseptic cheese sauce products. These cost increases are tied to the increases the entire dairy industry has seen in raw milk and related products.

        National Refrigerated Products Group - First quarter sales increased nearly 20%, to $95.5 million, from $79.8 million last year. The strong sales growth was driven by increases in all major product lines. In addition to solid sales growth in the first quarter, operating earnings improved approximately 44%, from $4.1 million in fiscal 2001 to $5.9 million in fiscal 2002. The improvement was due to increases in sales in the base business, reduced spending for new product launches, and improved efficiencies in production of intermediate and extended shelf life products. This group was also adversely impacted by the substantially higher raw milk and butterfat costs in the first quarter of the fiscal year.

Corporate
Corporate expenses increased $10.2 million in the first quarter of fiscal 2002 versus the same period in the prior year, primarily as a result of $9.8 million of merger-related charges.

Interest Expense, net of interest income
Interest expense, net of interest income, increased $0.5 million during the first quarter compared to the prior year, as lower short-term interest rates partially offset the effect of higher debt levels associated with prior year acquisitions.

FINANCIAL CONDITION

Liquidity and Capital Resources - The Company's operating cash and capital expenditure requirements have historically been met from internally generated funds. Working capital at August 26, 2001 was $182.3 million compared to $171.4 million at May 27, 2001. Inventories at August 26, 2001 were $258.7 million, an increase of $38.6 million over the balance at May 27, 2001, primarily from seasonal inventory increases for pickles.

The Company's financial strategy includes utilizing a combination of debt and equity that will maintain a competitive weighted average cost of capital and provide sufficient liquidity for growth. The Company has access to capital via debt and equity markets. The Company will continue to use both short-term and long-term debt markets in its funding of capital expenditures and acquisitions. Pending the completion of the Company's merger with Suiza, the Company does not expect to enter into any significant acquisitions or capital expenditures.

In March 1999, the Company entered into a $500 million commercial paper program backed entirely by the Company's $500 million revolving credit agreement. Both the commercial paper program and the revolving credit agreement mature in 2003. At August 26, 2001, there was $209.0 million outstanding under the revolving credit agreement. No commercial paper was outstanding at August 26, 2001. In June 2001, the Company amended its revolving credit agreement to revise the interest rate structure and change certain covenant tests and covenant definitions. The Company has been, and expects to remain, in compliance with the covenants under the amended revolving credit agreement.

In June 2000, the Company filed a shelf registration to issue, from time to time, up to $650 million in various debt and equity securities. During the first quarter of fiscal 2001, the Company issued $250 million of 8.15% Notes due in 2007. The proceeds of these notes were used to fund acquisitions and to repay commercial paper.

Cash Flows - Cash and temporary cash investments increased $4.9 million during the first quarter of fiscal 2002. Net cash provided from operations was $24.2 million for the first quarter of fiscal 2002, compared to $60.3 million in the prior year. This decrease was driven by changes in accounts payable and accrued expenses.

Net cash used in investing activities was $20.6 million for first quarter fiscal 2002 versus $256.6 million in fiscal 2001. First quarter fiscal 2002 investing activities included $20.1 million of capital expenditures. First quarter fiscal 2001 investing activities included $220.0 million of cash paid for acquisitions and investments and $39.9 million of capital expenditures. First quarter fiscal 2001 acquisitions and investments included the Nalley's and Land O'Lakes acquisitions and an additional investment in White Wave, Inc.

Net cash provided by financing activities was $1.3 million and $199.4 million for the first quarters of fiscal 2002 and fiscal 2001, respectively. First quarter fiscal 2002 financing activities include $15.6 million of short-term notes issued to banks offset by $9.0 million of repayments under the revolving credit agreement. First quarter fiscal 2001 financing activities include $245.3 million of net borrowings from long-term obligations offset by $39.8 million of repayments of the Company's commercial paper program.

PENDING MERGER

On April 5, 2001, the Company announced it had signed a definitive merger agreement with Suiza Foods Corporation ("Suiza"), a fluid dairy processor and distributor based in Dallas, Texas. Under the terms of the agreement, shareholders of the Company will receive, for each share of Dean common stock, $21.00 in cash plus 0.429 shares of Suiza common stock, subject to adjustment if Suiza's stock price is below $32.71 at the time of merger. Upon completion of the transaction, there will be approximately 43 million shares of Suiza common stock outstanding, with current Suiza shareholders owning approximately 65% of the company and Dean Foods shareholders owning approximately 35% of the company.

Completion of the merger transaction is contingent upon certain regulatory approvals and other customary closing conditions. In September 2001, the shareholders of the Company and Suiza approved the pending merger. The transaction is expected to be completed by the end of calendar 2001.

The Company recorded a pre-tax charge of $9.8 million ($6.1 million after-tax, or $.17 per share) in the first quarter of fiscal 2002 for merger-related costs. These charges consist of professional fees of $8.3 million and severance and employee stay costs of $1.5 million. The Company expects to incur additional merger-related costs until the merger is completed.

RECENTLY ISSUED OR NEWLY ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, became effective for the Company as of May 28, 2001. Currently, the Company's only derivatives are interest rate swaps. These swaps have a total notional amount of $75 million and hedge a portion of the $200 million, 6.625% senior notes maturing in fiscal 2009. Under the terms of theses swaps, which mature in fiscal 2009, the Company receives a fixed payment of 6.625% on the notional amount and pays a floating rate based on six-month LIBOR plus a spread of four to six basis points. These swaps are designated as fair value hedging instruments and are required to be recorded in the consolidated balance sheet at their fair value. Upon adoption of SFAS No. 133 on May 28, 2001, the Company recorded an asset and a liability of $2.1 million related to the fair value of the interest rate swaps. There was no cumulative impact of adoption to reflect in earnings. As of August 26, 2001, the fair value of the interest rate swaps was $4.5 million. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the three months ended August 26, 2001.

In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. In April 2001, the EITF reached a consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses when consideration from a vendor to a retailer is (a) an adjustment of the selling price of the vendor's products to the retailer and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets and services provided by the retailer to the vendor and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Upon adoption of these EITF issues, in the first quarter of fiscal 2002, certain sales incentives and trade spending amounts, which were classified in delivery, selling and administrative expense, were reclassified as a reduction of sales. Prior period amounts of $15.3 million were reclassified to conform to the new requirements. This change did not affect the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" that supersede Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Beginning in fiscal year 2003, the Company will no longer amortize goodwill, but will, however, evaluate goodwill for impairment annually. The Company is currently reviewing these statements to determine their effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 26, 2001, there have been no material changes in the Company's market risk exposure as described under Item 7A - Quantitative and Qualitative Disclosures about Market Risk, of the Company's Form 10-K for the fiscal year ended May 27, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There has been no material change in the legal proceedings reported under Item 3 - Legal Proceedings, of the Company's Form 10-K for the fiscal year ended May 27, 2001.

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

                                               DEAN FOODS COMPANY
                                             ---------------------------------
                                                      (Registrant)



DATE:      October 10, 2001                  /s/ BARBARA A. KLEIN
           ----------------                  ---------------------------------
                                             Barbara A. Klein
                                             Vice President, Finance and
                                             Chief Financial Officer