Form 10-Q
period 2001-11-25
DEAN HOLDING CO
filed 2002-01-09
CIK 27500

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 25, 2001

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-08262


                              DEAN HOLDING COMPANY
           (Exact name of the registrant as specified in its charter)


                                 [COMPANY LOGO]

                                   ----------

                DELAWARE                                  75-2932967
     (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                   identification no.)

                        2515 MCKINNEY AVENUE, SUITE 1200
                               DALLAS, TEXAS 75201
                                 (214) 303-3400
          (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes [X] No [ ]

         The registrant is a wholly-owned subsidiary of Dean Foods Company, a corporation organized under the laws of the state of Delaware.


================================================================================

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements...........................................................................    3

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..........   12

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................   14

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders............................................   15

         Item 6 - Exhibits and Reports on Form 8-K...............................................................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DEAN HOLDING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                              NOVEMBER 25,       MAY 27,
                                                                  2001            2001
                                                              ------------    ------------
                                                               (unaudited)
                              Assets
Current assets:
    Cash and temporary cash investments ...................   $       37.4    $       22.6
    Accounts and notes receivable, less allowance for
       doubtful accounts of $8.4 and $6.5, respectively ...          353.3           363.1
    Inventories ...........................................          261.1           220.1
    Other current assets ..................................           78.9            89.2
                                                              ------------    ------------
       Total current assets ...............................          730.7           695.0
                                                              ------------    ------------
Property, plant and equipment:
    Property, plant and equipment, gross ..................        1,587.3         1,550.3
    Less accumulated depreciation .........................         (680.0)         (631.0)
                                                              ------------    ------------
       Property, plant and equipment, net .................          907.3           919.3
                                                              ------------    ------------
Other assets:
    Intangibles, net of accumulated amortization of
       $71.3 and $62.0, respectively ......................          656.8           666.4
    Other assets ..........................................           43.5            36.7
                                                              ------------    ------------
       Total other assets .................................          700.3           703.1
                                                              ------------    ------------
            Total .........................................   $    2,338.3    $    2,317.4
                                                              ============    ============

               Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to bank .................................   $       19.1
    Current installments of long-term obligations .........            1.0    $        4.4
    Accounts payable and accrued expenses .................          439.2           486.4
    Dividends payable .....................................            8.3             8.2
    Federal and state income taxes ........................           43.4            24.6
                                                              ------------    ------------
       Total current liabilities ..........................          511.0           523.6
Long-term obligations .....................................          936.0           940.2
Deferred liabilities ......................................          150.6           149.0
                                                              ------------    ------------
       Total liabilities ..................................        1,597.6         1,612.8

Stockholders' equity ......................................          740.7           704.6
                                                              ------------    ------------
            Total .........................................   $    2,338.3    $    2,317.4
                                                              ============    ============


            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      ---------------------------   ---------------------------
                                                      NOVEMBER 25,   NOVEMBER 26,   NOVEMBER 25,   NOVEMBER 26,
                                                         2001            2000           2001           2000
                                                      ------------   ------------   ------------   ------------
                                                              (unaudited)                   (unaudited)

Net sales .........................................   $    1,144.6   $    1,097.6   $    2,288.5   $    2,145.4
Costs of products sold ............................          886.2          847.5        1,787.3        1,649.1
Delivery, selling and administrative expenses .....          195.7          193.4          391.3          380.8
Merger-related costs ..............................            3.7                          13.5
                                                      ------------   ------------   ------------   ------------
Operating earnings ................................           59.0           56.7           96.4          115.5
Interest expense, net of interest income ..........           16.0           18.6           32.6           34.7
Gain on sale of note ..............................                          10.0                          10.0
                                                      ------------   ------------   ------------   ------------
Income before income taxes ........................           43.0           48.1           63.8           90.8
Provision for income taxes ........................           16.0           18.3           23.7           34.6
                                                      ------------   ------------   ------------   ------------
Net income ........................................   $       27.0   $       29.8   $       40.1   $       56.2
                                                      ============   ============   ============   ============

Earnings per share:
     Basic ........................................   $        .75   $        .84   $       1.12   $       1.58
                                                      ============   ============   ============   ============
     Diluted ......................................   $        .74   $        .84   $       1.10   $       1.58
                                                      ============   ============   ============   ============

Weighted average common shares:
     Basic ........................................     35,939,099     35,549,314     35,842,298     35,526,085
                                                      ============   ============   ============   ============
     Diluted ......................................     36,494,188     35,669,370     36,346,447     35,680,755
                                                      ============   ============   ============   ============

            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)


                                                                           SIX MONTHS ENDED
                                                                    ----------------------------
                                                                    NOVEMBER 25,    NOVEMBER 26,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                             (unaudited)
Cash flows from operating activities:
    Net cash provided from operations ...........................   $       55.3    $       50.1
                                                                    ------------    ------------

Cash flows from investing activities:
    Capital expenditures ........................................          (41.1)          (91.4)
    Proceeds from disposition of property, plant and equipment ..            0.6             6.8
    Acquisitions and investments, net of cash acquired ..........                         (220.0)
    Other .......................................................           (2.3)           (0.3)
                                                                    ------------    ------------
    Net cash used in investing activities .......................          (42.8)         (304.9)
                                                                    ------------    ------------

Cash flows from financing activities:
    Issuance of notes payable to banks ..........................           19.1
    Issuance of long-term obligations, net ......................                          246.3
    Issuance of commercial paper, net ...........................                           43.1
    Repayments of long-term obligations .........................           (4.2)           (1.3)
    Repayment of revolving credit agreement, net ................           (9.0)
    Cash dividends paid .........................................          (16.1)          (15.8)
    Issuance of common stock ....................................           12.5             2.2
                                                                    ------------    ------------
    Net cash provided by financing activities ...................            2.3           274.5
                                                                    ------------    ------------

Increase in cash and temporary cash investments .................           14.8            19.7
Cash and temporary cash investments, beginning of period ........           22.6            26.6
                                                                    ------------    ------------
Cash and temporary cash investments, end of period ..............   $       37.4    $       46.3
                                                                    ============    ============


            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 25, 2001


1. GENERAL

         Basis of Presentation - The unaudited condensed consolidated financial statements contained in this report have been prepared on the same basis as the consolidated financial statements in our Annual Report on Form 10-K for the year ended May 27, 2001. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the two fiscal quarters ended November 25, 2001 may not be indicative of our operating results for the full fiscal year. The consolidated financial statements contained in this report should be read in conjunction with our fiscal 2001 consolidated financial statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 10, 2001.

         Certain previously reported amounts have been reclassified to conform to current year presentations.

         This Quarterly Report, including these notes, have been written in accordance with the Securities and Exchanges Commission's "Plain English" guidelines. Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Dean Holding Company (successor to Dean Foods Company) and its subsidiaries, as a whole.

         Recently Issued Accounting Standards -- Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, became effective for us as of May 28, 2001. We hedge a portion of our interest rate exposure related to the $200 million, 6.625% senior notes due 2009 using interest rate swaps. These swaps are designated as fair value hedges and are required to be recorded on our consolidated balance sheet at fair value, with any gains or losses recognized currently in earnings. The gains or losses on our fair value hedges are offset by the related gains or losses from recording the underlying senior notes at fair value. Upon adoption of SFAS No. 133, we recorded a derivative asset of $2.1 million for our interest rate swaps. As of November 25, 2001, the fair value of our interest rate swap asset was $5.4 million. The change in fair value of the derivatives exactly offset the change in the fair value of the underlying notes; therefore, there is no hedge ineffectiveness impact reported in earnings.

         In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. In April 2001, the Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This Issue addresses when consideration from a vendor to a retailer is (a) an adjustment of the selling price of the vendor's products to the retailer and, therefore, should be deducted from revenue when recognized in the vendors' income statement or (b) a cost incurred by the vendor for assets and services provided by the retailer to the vendor and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. We adopted both of these Issues in the first fiscal quarter of 2002. Upon adoption of these Issues, certain sales incentives and trade spending amounts, which were classified in delivery, selling and administrative expense, were reclassified as a reduction of sales. Prior period amounts of $15.4 million and $30.7 million for the three and six months ended November 26, 2000 were reclassified to conform to the new requirements. This change did not affect our financial position or results of operations.

         In June 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are to be accounted for by the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. SFAS No. 142 will also require that recognized intangible assets be amortized over their respective estimated useful lives. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. We will adopt the provisions of SFAS 142 on January 1, 2002, as required. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001. We are currently evaluating the impact of adopting these pronouncements on our consolidated financial statements.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will become effective for us beginning January 1, 2003. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

         FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001 and it will be effective for us beginning January 1, 2002. SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

2. MERGER-RELATED EVENTS

         Merger - On December 21, 2001, we merged with Blackhawk Acquisition Corp., a wholly-owned subsidiary of Suiza Foods Corporation. Blackhawk Acquisition Corp. survived the merger and immediately thereafter changed its name to Dean Holding Company, our current name. Also immediately after the merger, Suiza Foods Corporation changed its name to Dean Foods Company (now known as Dean Foods Company, or "new Dean"). We are now a wholly-owned direct subsidiary of new Dean.

         Upon consummation of the merger, each share of our common stock was automatically converted into 0.429 shares of new Dean common stock and the right to receive $21.00 in cash.

         We recorded a pre-tax charge of $3.7 million ($2.3 million after-tax, or $.06 per share) during the fiscal quarter ended November 25, 2001 for merger-related costs. These charges consisted of professional fees of $2.6 million and employee stay costs of $1.1 million. During the first six months of fiscal 2002 we recorded a pre-tax charge of $13.5 million ($8.4 million after-tax, or $.23 per share) for merger-related costs. These charges consisted of professional fees of $10.9 million and severance and employee stay costs of $2.6 million.

         Change of Fiscal Year - Immediately after consummation of the merger, our Board of Directors elected to change our fiscal year to conform to the fiscal year of new Dean. Accordingly, our fiscal year will now end on December 31, rather than on the last Sunday in May. On or before March 31, 2002, we will file a transition report on Form 10-KT covering the period from May 28, 2001 through December 31, 2001. Our next fiscal year will begin on January 1, 2002.

         Divestiture of Plants - In order to obtain regulatory approval for the merger, certain plants located in areas where our operations overlapped with the operations of Suiza Foods Corporation were required to be divested. Four of the divested dairies were owned by us, including Coburg Dairy based in North Charleston, South Carolina, Cream O Weber based in Salt Lake City, Utah, H. Meyer Dairy based in Cincinnati, Ohio and U.C. Milk (Goldenrod) based in Madisonville, Kentucky. In order to accomplish the divestitures, on December 21, 2001, immediately after the merger was completed, we transferred these dairies to new Dean, our sole shareholder, via dividend.

         Exchange of National Refrigerated Products for Dean SoCal - Also in connection with the merger, on December 21, 2001, we entered into a Securities Exchange Agreement with Morningstar Foods Inc., another wholly-owned subsidiary of new Dean, pursuant to which, on December 21, 2001 immediately after consummation of the merger, we exchanged the operations of our National Refrigerated Products group for the operations of Dean SoCal, LLC, a subsidiary of new Dean's Dairy Group. Dean SoCal operates two plants in Southern California and produces a full line of dairy and related products under the Swiss(R) and Adohr Farms(R) brands. Dean SoCal will be operated as part of our Dairy Group.

         Long-Term Debt - On December 21, 2001, in connection with the merger, new Dean used borrowings under its new credit facility to refinance the outstanding indebtedness under our revolving credit facility. Accordingly, our revolving credit facility and our commercial paper program were terminated as of the merger date. See Note 5. In order to accomplish the retirement of such indebtedness, new Dean made a capital contribution to us in the amount of the indebtedness. Certain of new Dean's subsidiaries, including us, were required to, effective as of the merger date, guarantee new Dean's indebtedness under its new $2.7 billion credit facility. We pledged our personal property (other than our ownership interests in our subsidiaries) as security for the guarantee. New Dean has pledged its ownership interest in the stock of Dean Holding Company as collateral for its obligations under the facility. Also in connection with the merger, we sold all of our existing and future accounts receivable into new Dean's securitization facility, effective December 21, 2001. Our obligations under the indentures related to our (1) $250 million senior notes, 8.15% due 2007, (2) $200 million senior notes, 6.625% due 2009, (3) $150 million senior notes, 6.9% due 2017 and (4) $100 million senior notes, 6.75% due 2005 remain outstanding. Therefore, we will continue to file periodic reports under the Securities Exchange Act of 1934. The interest rate swap agreements that hedged our fixed interest rate exposure were terminated in December 2001, in anticipation of the merger.

3. INVENTORIES

                                                        NOVEMBER 25,      MAY 27,
                                                            2001            2001
                                                        ------------    ------------
                                                               (in millions)

Raw materials and supplies ..........................   $       56.1    $       62.5
Materials in process ................................           19.0             8.7
Finished goods ......................................          196.7           159.3
                                                        ------------    ------------
                                                               271.8           230.5
Less excess of current cost over stated value of
last-in, first-out inventories ......................          (10.7)          (10.4)
                                                        ------------    ------------
        Total .......................................   $      261.1    $      220.1
                                                        ============    ============

4. DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense for the fiscal quarters ended November 25, 2001 and November 26, 2000 was $33.0 million and $34.1 million, respectively. Depreciation and amortization expense for the six months ended November 25, 2001 and November 26, 2000 was $67.9 million and $66.9 million, respectively.

5. LONG-TERM DEBT

                                            November 25, 2001     May 27, 2001
                                            -----------------     ------------
                                                      (in millions)
$250 million senior notes, 8.15%, due 2007    $    246.9          $    246.7
$200 million senior notes, 6.625%, due 2009        199.9               199.9
$150 million senior notes, 6.9%, due 2017          148.1               148.0
$100 million senior notes, 6.75%, due 2005          99.6                99.6
Revolving Credit Facility                          200.0               209.0
Industrial revenue bonds                            21.7                25.2
Other                                               20.8                16.2
                                              ----------          ----------
                                                   937.0               944.6
Less current portion                                (1.0)               (4.4)
                                              ----------          ----------
         Total                                $    936.0          $    940.2
                                              ==========          ==========

         No commercial paper was outstanding. Our revolving credit facility and our commercial paper program were refinanced and terminated in connection with the merger. All senior notes remain outstanding.


6. BUSINESS SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         In the first quarter of fiscal 2001, we re-aligned our business segment structure to include (1) Dairy, (2) Specialty Foods, and (3) National Refrigerated Products.

         Our Dairy group manufactures and distributes primarily fluid milk, ice cream and cultured dairy products. Specialty Foods' products include pickles, peppers, sauces, powdered creamers and various other specialty food items. Principal products of our National Refrigerated Products group include extended shelf-life dairy products, dips and dressings.

         In connection with the merger described in Note 2 above, we exchanged our National Refrigerated Products business for certain of Suiza Foods Corporation's dairy operations, effective December 21, 2001. Accordingly, we no longer have a National Refrigerated Products segment.

         The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 27, 2001.

         We do not allocate income taxes, internal management fees or interest income/expense to segments. In addition, there are no significant non-cash items other than depreciation and amortization in reported operating income. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of cash, temporary cash investments and deferred tax assets. Intersegment sales are immaterial. The amounts in the following tables are derived from reports used by our executive management team.

                                                                 NATIONAL
                                                  SPECIALTY    REFRIGERATED
                                     DAIRY          FOODS        PRODUCTS      CORPORATE      CONSOLIDATED
                                 ------------   ------------   ------------   ------------    ------------
                                                               (in millions)
THREE MONTHS ENDED
November 25, 2001
Net sales                        $      864.0   $      179.2   $      101.4                   $    1,144.6
Operating earnings                       41.3           21.6           11.0   $      (14.9)           59.0
Identifiable assets                   1,505.3          457.1          242.7          133.2         2,338.3

November 26, 2000
Net sales                        $      814.7   $      185.3   $       97.6                   $    1,097.6
Operating earnings                       43.6           20.4            0.3   $       (7.6)           56.7
Identifiable assets                   1,506.4          466.1          244.4          134.9         2,351.8

SIX MONTHS ENDED
November 25, 2001
Net sales                        $    1,737.2   $      354.4   $      196.9                   $    2,288.5
Operating earnings                       75.6           39.2           16.9   $      (35.3)           96.4

November 26, 2000
Net sales                        $    1,606.3   $      361.7   $      177.4                   $    2,145.4
Operating earnings                       85.5           43.4            4.4   $      (17.8)          115.5

         Outside the United States, no single country is deemed material for separate disclosure. We have no one customer that represents greater than 10% of our consolidated net sales.

7. EARNINGS PER COMMON SHARE

         Basic and diluted earnings per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing reported net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the incremental shares issuable upon the assumed exercise of stock options and warrants, using the treasury stock method. Excluded from the diluted earnings per share computation is stock options and warrants that would be antidilutive at period end. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations.

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                               ---------------------------   ---------------------------
                                               NOVEMBER 25,   NOVEMBER 26,   NOVEMBER 25,   NOVEMBER 26,
                                                   2001           2000            2001          2000
                                               ------------   ------------   ------------   ------------
                                                        (in millions, except per share amounts)

NET INCOME (NUMERATOR) .....................   $       27.0   $       29.8   $       40.1   $       56.2
                                               ============   ============   ============   ============

SHARES (DENOMINATOR)
Weighted average common shares
   outstanding .............................           35.9           35.5           35.8           35.5
Incremental common shares
  attributable to dilutive stock options ...            0.6            0.2            0.5            0.2
                                               ------------   ------------   ------------   ------------
Diluted number of shares outstanding .......           36.5           35.7           36.3           35.7
                                               ============   ============   ============   ============

EARNINGS PER SHARE
Basic ......................................   $        .75   $        .84   $       1.12   $       1.58
                                               ============   ============   ============   ============
Diluted ....................................   $        .74   $        .84   $       1.10   $       1.58
                                               ============   ============   ============   ============

8. ACQUISITIONS

         During the first quarter of fiscal 2001, we acquired the Nalley's pickle business located in Tacoma, Washington and the assets of Land O'Lakes Upper Midwest fluid dairy and extended shelf life operations. These acquisitions were accounted for as purchases. In addition, during the first quarter of fiscal 2001, we made an additional equity investment in White Wave, Inc., a processor of soy-based products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         On December 21, 2001, we merged with Blackhawk Acquisition Corp., a wholly-owned subsidiary of Suiza Foods Corporation (now known as Dean Foods Company, or "new Dean"). Blackhawk Acquisition Corp. survived the merger and immediately thereafter changed its name to Dean Holding Company, our current name. Also immediately after the merger, Suiza Foods Corporation changed its name to Dean Foods Company.

         Prior to completion of the merger, we were the nation's second largest dairy processor and distributor. We are now a wholly-owned direct subsidiary of new Dean. Prior to the merger, we had three operating units: Dairy, Specialty Foods and National Refrigerated Products. Our Dairy group manufactures and distributes primarily fluid milk, ice cream and cultured dairy products. Specialty Foods' products include pickles, peppers, sauces, powdered creamers and various other specialty food items. Principal products of our National Refrigerated Products group include extended shelf-life dairy products, dips and dressings. In connection with the merger, we exchanged our National Refrigerated Products business for certain of Suiza Foods Corporation's dairy operations, effective December 21, 2001. Accordingly, we no longer have a National Refrigerated Products segment.

RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 25, 2001 VERSUS QUARTER ENDED NOVEMBER 26, 2000

         Net sales for the quarter ended November 25, 2001, of $1,144.6 million were 4.3%, higher than sales of $1,097.6 million in the prior year. The net sales improvement reflected increases in the Dairy group, in both fluid milk and ice cream, and growth across the board in the National Refrigerated Products group. Operating earnings for the quarter ended November 25, 2001, increased to $59.0 million from $56.7 million in the prior year, reflecting significant improvement in the National Refrigerated Products group. This was offset by significantly higher costs for raw milk and butterfat, which impacted both margins and volume, and by $3.7 million of merger-related costs. Net income for the quarter ended November 25, 2001 decreased to $27.0 million, or $0.74 per diluted share, versus $29.8 million, or $0.84 per diluted share, in the prior year.

         Dairy Group - Second quarter sales of $864.0 million were 6.1% higher than sales of $814.7 million in the prior year. The increase was primarily the result of higher ice cream sales from the previously announced national alliance with Baskin-Robbins and higher fluid milk sales resulting from the pass-through of higher raw milk costs, partly offset by decreased volumes. Operating earnings decreased $2.3 million, or 5.3%, to $41.3 million, from $43.6 million in the second quarter of last year. This decline was primarily due to the higher raw milk and butterfat costs. Raw milk costs increased 33% and butterfat costs increased 35% compared to the second quarter of last year. While price increases were taken on milk and ice cream products, all of the cost increases could not be recovered through price increases.

         Specialty Foods Group - Net sales in the quarter were $179.2 million compared to $185.3 million last year, primarily as a result of lower foodservice sales. Operating earnings were $21.6 million compared to $20.4 million last year, as lower foodservice sales were offset by price increases and ongoing cost control initiatives.

         National Refrigerated Products Group - Net sales for the quarter were $101.4 million, an increase of approximately 4%, compared to $97.6 million in the prior year. The increase in net sales reflected increases in all major product lines. Operating earnings of $11.0 million were $10.7 million higher than the second quarter of the prior year, reflecting lower new product launch costs, continued efficiency improvements in the plants processing extended shelf life products, and higher sales.

         Corporate - Corporate expenses increased $7.3 million during the quarter compared to the same period in the prior year. The increase was primarily due to higher incentive compensation expenses and merger-related costs.

         Interest Expense, net of interest income - Interest expense, net of interest income, decreased $2.6 million during the quarter compared to the same period in the prior year primarily due to lower short-term interest rates.

         Merger Costs - We recorded a pre-tax charge of $3.7 million ($2.3 million after-tax, or $.06 per share) during the quarter for merger-related costs. These charges consisted of professional fees of $2.6 million and employee stay costs of $1.1 million.


SIX MONTHS ENDED NOVEMBER 25, 2001 VERSUS SIX MONTHS ENDED NOVEMBER 26, 2000


         Net sales for the six months ended November 25, 2001, were $2,288.5 million versus net sales of $2,145.4 million in the prior year. The net sales improvement reflected increases in the Dairy group, in both fluid milk and ice cream, and growth across the board in the National Refrigerated Products group. Operating earnings decreased to $96.4 million in the six months ended November 25, 2001, from $115.5 million in the prior year, reflecting significantly higher costs for raw milk and butterfat, which impacted both margins and volume, and by $13.5 million of merger-related costs. This decline was despite a significant earnings improvement in the National Refrigerated Products group. Net income for the six months ended November 25, 2001, decreased to $40.1 million, or $1.10 per diluted share, versus $56.2 million, or $1.58 per diluted share, in the prior year.

         Dairy Group - First half net sales of $1,737.2 million were 8.1% higher than sales in the prior year. The increase was primarily the result of higher ice cream sales from the previously announced national alliance with Baskin-Robbins and higher fluid milk sales resulting from the pass-through of higher raw milk costs. Operating earnings decreased 11.6%, to $75.6 million, from $85.5 million in the prior year. This decline was primarily due to higher raw milk and butterfat costs, which could not be recovered through price increases.

         Specialty Foods Group - First half net sales decreased $7.3 million to $354.4 million when compared to the prior year, as a result of lower foodservice sales. Operating earnings of $39.2 million decreased by $4.2 million as compared to the prior year.

         National Refrigerated Products Group - First half net sales of $196.9 million were 11.0% higher than sales in the prior year. Operating earnings of $16.9 million increased $12.5 million from earnings of $4.4 million in the prior year. The earnings increase reflects lower new product launch costs, continued efficiency improvements in the plants processing extended shelf life products, and higher sales.

         Corporate - Corporate expenses increased $17.5 million for the first six months of fiscal 2002 compared to the same period of the prior year, due primarily to merger-related costs.

         Interest Expense, net of interest income - Interest expense, net of interest income, decreased $2.1 million to $32.6 million for the first six months of fiscal 2002 compared to the same period in the prior year primarily due to lower short-term interest rates.

         Merger Costs - During the first six months of fiscal 2002, we recorded a pre-tax charge of $13.5 million ($8.4 million after-tax, or $.23 per share) for merger-related costs. These charges consisted of professional fees of $10.9 million and severance and employee stay costs of $2.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow

         Cash and temporary cash investments increased $14.8 million during the first half of fiscal 2002. Net cash provided from operations was $55.3 million for the first six months of fiscal 2002, compared to $50.1 million in the prior year.

         Net cash used in investing activities was $42.8 million for the six months ended November 25, 2001 and was driven by capital expenditures of $41.1 million. Net cash used in investing activities was $304.9 million for the six months ended November 26, 2000 and included $220.0 million of cash paid for acquisitions (including the Nalley's and Land O' Lakes acquisitions and an additional investment in White Wave, Inc.) along with $91.4 of capital expenditures.

         Net cash provided by financing activities was $2.3 million and $274.5 million for the first six months of fiscal 2002 and fiscal 2001, respectively. Fiscal 2002 financing activities included $19.1 million of short-term notes issued to banks and $12.5 million of stock issued primarily through exercises of employee stock options, offset by $16.1 million of dividends paid and $9.0 million of repayments under the revolving credit agreement. Fiscal 2001 financing activities include $246.3 million from the issuance of long-term obligations and a $43.1 million increase in borrowings under our commercial paper program, offset by $15.8 million of dividends paid. Our operating cash and capital expenditure requirements have historically been met from internally generated funds. Working capital at November 25, 2001 was $219.7 million compared to $171.4 million at May 27, 2001. Inventories at November 25, 2001 were $261.1 million, an increase of $41.0 million over the balance at May 27, 2001, primarily from seasonal inventory increases for pickles.

         Debt Obligations

         At November 25, 2001, there was $200 million outstanding under our revolving credit agreement. No commercial paper was outstanding at November 25, 2001. The revolving credit facility and the commercial paper program were terminated upon consummation of the merger.

         All of our senior notes, industrial revenue bonds and certain other long-term obligations remain outstanding after completion of the merger. See
Note 5 to the Condensed Consolidated Financial Statements contained herein.

         Future Capital Requirements

         All future capital requirements will be funded either through cash flow from operations, or using the resources available from our parent, new Dean.
We believe that we will have the financial resources necessary to meet our capital requirements for the foreseeable future.

FORWARD LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q are "forward-looking," as defined by the Private Securities Litigation Reform Act of 1995. We intend these statements to be subject to the safe harbor created by that law. These statements, which may be indicated by words such as "expect," "believe," "forecast" or words of similar meaning, involve certain risks and uncertainties that may cause actual results to differ materially from expectations. These risks are described in detail in our Annual Report on Form 10-K for the fiscal year ended May 27, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of November 25, 2001, there was no material change in our market risk exposure as described under Item 7A - Quantitative and Qualitative Disclosures about Market Risk, of our Form 10-K for the fiscal year ended May 27, 2001. In December 2001, in anticipation of the consummation of our merger with a subsidiary of Suiza Foods Corporation, our interest rate swap agreements were terminated, which resulted in cash proceeds of $4.7 million.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 14, 2001, we held a special meeting of shareholders to vote on the proposal to merge with a subsidiary of Suiza Foods Corporation. The proposal was approved. The results of voting on the proposal were as follows:

                           Shares                 % of Voting
                           ------                 -----------
        For              22,738,740                  63.57%
        Against             956,379                   2.67%
        Abstain              65,970                    .18%

         On September 26, 2001, we held our regular annual meeting of stockholders. At the meeting, we submitted to a vote of our stockholders a proposal to re-elect each of Lewis M. Collens, Howard M. Dean, Bert A. Getz and
J. Christopher Reyes as directors. The proposal was approved. The results of voting on the proposal were as follows:

                           Shares                 % of Voting
                           ------                 -----------
        For              28,316,020                  79.16%
        Withheld            651,547                   1.82%

         The total number of shares outstanding on the record date related to both meetings was 35,769,877.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

               12.1   Computation of Ratio of Earnings to Fixed Charges
               12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

     (b) Reports on Form 8-K

          We filed a report on Form 8-K dated September 14, 2001 stating under
Item 5 that we had announced that our shareholders approved the proposed merger between us and a subsidiary of Suiza Foods Corporation.

          We filed a report on Form 8-K dated September 25, 2001 stating under
Item 5 that we had announced results for our first quarter ended August 26, 2001.

         We filed a report on Form 8-K dated December 17, 2001 stating under
Item 5 that we had announced results for our second quarter ended November 25, 2001.

          We filed a report on Form 8-K dated January 7, 2002 disclosing the completion of the merger between us and a subsidiary of Suiza Foods Corporation, and various related matters.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    DEAN HOLDING COMPANY


                    /s/ Barry A. Fromberg
                    ------------------------------------------------------------
                    Barry A. Fromberg
                    Executive Vice President, Chief Financial Officer (Principal Accounting Officer)





Date: January 9, 2002

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

12.1            Computation of Ratio of Earnings to Fixed Charges

12.2            Computation of Ratio of Earnings to Fixed Charges and
                Preferred Stock Dividends