Form 10KT405
period 2001-12-31
DEAN HOLDING CO
filed 2002-04-01
CIK 27500

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-KT
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
    [ ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



              FOR THE YEAR ENDED



                                    OR




    [X]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



              FOR THE TRANSITION PERIOD FROM MAY 28, 2001 TO DECEMBER 31,
              2001

                         COMMISSION FILE NUMBER 1-08262

                              DEAN HOLDING COMPANY
             (Exact name of Registrant as specified in its charter)

                          [DEAN HOLDING COMPANY LOGO]

                             ---------------------

                    DELAWARE                                        75-2932967
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

                              2515 MCKINNEY AVENUE
                                   SUITE 1200
                              DALLAS, TEXAS 75201
                                 (214) 303-3400
         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     The registrant meets the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format permitted by General Instruction I(2).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
                                 PART I
1     Business....................................................    2
2     Properties..................................................    5

                                PART II
6     Selected Financial Data.....................................    7
      Management's Discussion and Analysis of Financial Condition
7     and Results of Operations...................................    8
8     Consolidated Financial Statements...........................   12

                                PART III
9     Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................   13
10    Directors and Executive Officers............................   13
11    Executive Compensation......................................   13
      Security Ownership of Certain Beneficial Owners and
12    Management..................................................   13
13    Certain Relationships and Related Transactions..............   13

                                PART IV
      Exhibits, Financial Statement Schedules and Reports on Form
14    8-K.........................................................   13

                                     PART I

ITEM 1.  BUSINESS

     Explanatory Note: As permitted by General Instruction I(2)(d) to Form 10-K, in lieu of the information required by Item 1 of Form 10-K, we are providing only the information required by General Instruction I(2)(d). For more information, this report should be read in conjunction with the 2001 Annual Report on Form 10-K of our parent, Dean Foods Company, as filed with the Securities and Exchange Commission on April 1, 2002.

GENERAL

     We are a wholly-owned subsidiary of Dean Foods Company ("New Dean"), formerly known as Suiza Foods Corporation. New Dean is the leading processor and distributor of fresh milk and other dairy products in the United States, and a leader in the specialty foods industry. Our operations consist of two segments:
Dairy Group and Specialty Foods. Our Dairy Group is part of the Dairy Group segment of New Dean and our Specialty Foods segment comprises the entirety of New Dean's Specialty Foods segment.

ACQUISITION BY NEW DEAN

     Merger -- On December 21, 2001, we merged with Blackhawk Acquisition Corp., a wholly-owned subsidiary of Suiza Foods Corporation. Blackhawk Acquisition Corp. survived the merger and immediately changed its name to Dean Holding Company, our current name. Also immediately after the merger, Suiza Foods Corporation changed its name to Dean Foods Company. Prior to the merger, we were the nation's second largest dairy processor and distributor. Our common stock was traded on the New York Stock Exchange under the symbol "DF." We are now a wholly-owned direct subsidiary of New Dean.

     Upon consummation of the merger, each share of our common stock was automatically converted into 0.429 shares of New Dean common stock and the right to receive $21.00 in cash.

     Change of Fiscal Year -- Immediately after consummation of the merger, our Board of Directors elected to change our fiscal year to conform to the fiscal year of New Dean. Accordingly, our fiscal year will now end on December 31, rather than on the last Sunday in May. We are filing this Transition Report on Form 10-KT pursuant to Rule 13a-10 of the Securities Exchange Act of 1934, as amended, to file audited financial statements covering the transition period from May 28, 2001 to December 31, 2001.

     Divestiture of Plants -- In order to obtain regulatory approval for the merger, certain plants located in areas where our operations overlapped with the operations of Suiza Foods Corporation were required to be divested. Four of the divested dairies were owned by us, including Coburg Dairy based in North Charleston, South Carolina; Cream O' Weber based in Salt Lake City, Utah; H. Meyer Dairy based in Cincinnati, Ohio; and U.C. Milk ("Goldenrod") based in Madisonville, Kentucky. In order to accomplish the divestitures, on December 21, 2001, immediately after the merger was completed, we dividended these dairies to New Dean, our sole shareholder.

     Exchange of National Refrigerated Products for Dean SoCal -- Also in connection with the merger, on December 21, 2001, we entered into a Securities Exchange Agreement with Morningstar Foods Inc., another wholly-owned subsidiary of New Dean, pursuant to which, on December 21, 2001 immediately after consummation of the merger, we exchanged the operations of our National Refrigerated Products ("NRP") segment for the operations of Dean SoCal, LLC, a subsidiary of New Dean's Dairy Group. We have presented NRP as a discontinued operation in the accompanying financial statements, and we have accounted for this exchange as a dividend in our Consolidated Financial Statements. Dean SoCal operates two plants in Southern California and produces a full line of dairy and related products under the Swiss(R) and Adohr Farms(R) brands. Dean SoCal is now operated as part of our Dairy Group and has been accounted for as a contribution in our Consolidated Financial Statements at December 31, 2001. Dean SoCal's operating results are not reflected in our Consolidated Financial Statements.

     Debt and Liens -- Simultaneously with the completion of the merger, New Dean obtained a new $2.7 billion senior credit facility, $1.9 billion of which was funded at closing. A portion of New Dean's borrowings under the facility were used to pay all outstanding obligations under our revolving credit facility and certain of our other indebtedness. Borrowings by New Dean to repay these obligations were treated as a capital contribution in our Consolidated Financial Statements, as this new credit facility is recorded in the financial statements of New Dean rather than in ours. All of New Dean's subsidiaries, including us and substantially all of our subsidiaries, have guaranteed New Dean's obligations under the facility. We have also pledged all of our assets, except for our real property and the capital stock of our subsidiaries, to the lenders as collateral for New Dean's obligations under the facility. New Dean also pledged its stock in our company as collateral. See Note 18 to our Consolidated Financial Statements for further information about our guaranty.

     Stock Options -- In connection with the merger, all options to purchase our stock that were outstanding at the time of the merger were automatically converted into options to purchase New Dean's stock. See Note 2 to our Consolidated Financial Statements.

INTEGRATION AND RATIONALIZATION ACTIVITIES

     In February 2002, in connection with the integration of our operations with those of New Dean, New Dean announced the elimination of approximately 200 of our corporate staff positions. In the future, we will incur certain allocated charges for a portion of New Dean's corporate overhead.

     New Dean has also announced that part of its integration and rationalization strategy will be to divest certain non-core businesses and sell or close plants with excess capacity, in order to increase efficiency. We have announced the closure of 3 plants since completion of the merger, including our Cairo, Georgia Specialty Foods plant, our Atkins, Arkansas Specialty Foods plant and our Escondido, California Dairy Group plant. Once those plants are closed, we will reduce our workforce related to these plants accordingly. We have also sold two small businesses since completion of the New Dean transaction, including our former transportation and boiled peanut businesses.

     New Dean is still in the process of finalizing its initial integration and rationalization plans. We expect to incur various non-recurring charges throughout 2002 as these plans are implemented.

BUSINESS SEGMENTS

  DAIRY GROUP

     We sell primarily fresh dairy products through our Dairy Group, with our product mix weighted heavily toward fluid milk. Products that we sell through our Dairy Group include:

     - fluid milk, including flavored milks and buttermilk,
     - ice cream and novelties,
     - half-and-half and whipping cream,
     - condensed milk,
     - cottage cheese,
     - sour cream,
     - yogurt,
     - dips,
     - coffee creamers,
     - juice and juice drinks, and
     - water.

     Our Dairy Group is now part of New Dean's Dairy Group segment. Upon completion of the merger, New Dean re-aligned its regional operating structure and added a new Midwest region. Most of our dairies are now operated as part of New Dean's Midwest region, although a few of our dairies are now operated as part of New Dean's other regions. Our Dairy Group has 36 plants in 18 states. For more information about plants in the our Dairy Group and where they fall within New Dean's operational structure, see "-- Item 2. Properties."

  SPECIALTY FOODS

     Our Specialty Foods segment offers a diverse product mix that includes pickles, relishes, peppers, powdered coffee creamers and other powdered products, sauces, puddings and nutritional beverages.

     Our Specialty Foods segment is one of the largest pickle processors and marketers in the United States. Its pickle, relish and pepper products are sold nationally, primarily under various customer brands, but are also sold under some of our proprietary brands including Arnold's(R), Atkins(R), Cates(R), Dailey(R), Heifetz(R), Nalley's(R), Paramount(R), Peter Piper(R), Rainbo(R), Roddenberry(R) and Schwartz(R) and marketed and distributed to grocery store chains, wholesalers and foodservice customers, and in bulk to other food processors.

     Specialty Foods produces a number of specialty sauces, including shrimp, seafood, tarter, horseradish, chili and sweet and sour sauces, and sells them to retail grocers in the Eastern, Midwestern and Southern United States. These products are sold under the Bennett's(R) and Hoffman House(R) brand names. Specialty Foods also sells shortening powders and other high-fat formulas used in baking, beverage mixes, gravies and sauces, and premium and low-fat powdered products sold primarily under private labels to vending operators, office beverage service companies and institutional foodservice distributors with national distribution to restaurants, schools, health care institutions, hotels and vending and fast-food operators. Non-dairy creamers are sold for private label distribution to all classes of the retail trade and sold in bulk to a number of other food companies for use as an ingredient in their food products. Powdered products are sold to international customers in Australia, Canada, the Far East, Mexico, South America, Europe, Africa and the Middle East. We believe that our Specialty Foods segment is the largest manufacturer of powdered non-dairy coffee creamers in the United States.

     Other products produced by Specialty Foods include various aseptic sauces, puddings and weight loss and nutritional beverages. These products are sterilized under a process which allows storage for prolonged periods without refrigeration. Aseptic products are sold nationally, primarily under private labels, to distributors that supply restaurants, schools, hotels and other segments of the foodservice and grocery industries.

     Specialty Foods manufactures its products in 13 plants located across the United States, as well as one plant in England. For more information about Specialty Foods' manufacturing plants, see "-- Item 2. Properties."

EMPLOYEES

     As of December 31, 2001 we employed approximately 13,000 people in the following categories:

                                                              NUMBER OF    % OF
                                                              EMPLOYEES    TOTAL
                                                              ---------    -----
Dairy Group.................................................    9,738       75.5
Specialty Foods.............................................    2,869       22.3
Corporate and Other.........................................      284(1)     2.2
                                                               ------      -----
                                                               12,891      100.0%
                                                               ======      =====

---------------

(1) In February 2002, New Dean announced the elimination of approximately 200 corporate staff positions. Some of the savings from this reduction in workforce will be replaced by allocations of corporate overhead from New Dean.

WHERE YOU CAN GET MORE INFORMATION

     If you would like more information about our company, write or call us at:

        Dean Holding Company
        2515 McKinney Avenue, Suite 1200
        Dallas, Texas 75201
        (214) 303-3400
        Attention: Investor Relations

     Our fiscal year ends on December 31. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statements or other information we file at the Securities and Exchange Commission's public reference rooms in Washington D.C. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Our Securities and Exchange Commission filings are also available to the public on the Internet at http://www.sec.gov.

ITEM 2.  PROPERTIES

     Explanatory Note: As permitted by General Instruction I to Form 10-K, in lieu of the information required by Item 2 of Form 10-K, we are providing only the information required by General Instruction I.

     Our Dairy Group currently conducts its manufacturing operations from the following plants:

                           NUMBER               LOCATIONS
NEW DEAN REGION           OF PLANTS             OF PLANTS
---------------           ---------             ---------
Midwest.................     19       - Birmingham, Alabama
                                      - Miami, Florida
                                      - Orlando, Florida
                                      - Orange City, Florida
                                      - Braselton, Georgia
                                      - Belvidere, Illinois
                                      - Chemung, Illinois
                                      - Huntley, Illinois
                                      - Rockford, Illinois
                                      - Huntington, Indiana
                                      - Rochester, Indiana
                                      - Evart, Michigan
                                      - Thief River Falls, Minnesota
                                      - Woodbury, Minnesota
                                      - Bismark, North Dakota
                                      - Sioux Falls, South Dakota
                                      - Athens, Tennessee
                                      - Nashville, Tennessee
                                      - Sheboygan, Wisconsin
Southeast...............      5       - Birmingham, Alabama
                                      - Louisville, Kentucky
                                      - Springfield, Ohio
                                      - Erie, Pennsylvania
                                      - Sharpsville, Pennsylvania
Southwest...............     10       - Buena Park, California
                                      - City of Industry, California
                                      - Escondido, California*
                                      - Hayward, California
                                      - San Leandro, California
                                      - Albuquerque, New Mexico(2)
                                      - El Paso, Texas
                                      - Lubbock, Texas
                                      - Salt Lake City, Utah
Northeast...............      2       - Belleville, Pennsylvania
                                      - Lebanon, Pennsylvania

---------------

* New Dean has announced the closure of the Escondido, California plant.

     Specialty Foods currently conducts its manufacturing operations from plants in the following locations:

     - Atkins, Arkansas*
     - Benton Harbor, Michigan
     - Cairo, Georgia*
     - Chicago, Illinois
     - Dixon, Illinois
     - Faison, North Carolina
     - Green Bay, Wisconsin
     - La Junta, Colorado
     - New Hampton, Iowa
     - Oxford, England
     - Pecatonica, Illinois
     - Plymouth, Indiana
     - Portland, Oregon
     - Wayland, Michigan

---------------

     * New Dean has announced the closure of the Atkins, Arkansas and Cairo, Georgia plants.

ITEM 6.  SELECTED FINANCIAL DATA

     Item 6 has been omitted, as permitted by General Instruction I(2) to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Explanatory Note: As permitted by General Instruction I(2)(a) to Form 10-K, in lieu of the information required by Item 7, we are providing only the information required by General Instruction I(2)(a).

RESULTS OF OPERATIONS

     The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

                                                                     PREDECESSOR
                                   -------------------------------------------------------------------------------
                                          PERIOD                 PERIOD
                                    FROM MAY 28, 2001      FROM MAY 29, 2000
                                            TO                     TO
                                    DECEMBER 31, 2001      DECEMBER 31, 2000           FISCAL YEAR ENDED MAY
                                   --------------------   --------------------   ---------------------------------
                                                                                         2001              2000
                                                              (UNAUDITED)        --------------------   ----------
                                    DOLLARS     PERCENT    DOLLARS     PERCENT    DOLLARS     PERCENT    DOLLARS
                                   ----------   -------   ----------   -------   ----------   -------   ----------
                                                               (DOLLARS IN THOUSANDS)
Net sales........................  $2,470,818    100.0%   $2,327,278    100.0%   $3,982,669    100.0%   $3,754,623
Cost of sales....................   1,930,185     78.1     1,797,959     77.3     3,074,635     77.2     2,907,563
                                   ----------    -----    ----------    -----    ----------    -----    ----------
 Gross profit....................     540,633     21.9       529,319     22.7       908,034     22.8       847,060
 Operating costs and expenses:
   Selling and distribution......     311,403     12.6       314,976     13.5       563,272     14.1       507,270
   General and administrative....     105,904      4.3        78,489      3.4       135,300      3.4       132,693
   Amortization of intangibles...      12,983       .5        13,606       .6        22,774       .6        18,319
   Plant closing costs...........         366                                                                6,078
   Merger-related costs..........      29,981      1.2                               22,151       .6
                                   ----------    -----    ----------    -----    ----------    -----    ----------
 Total operating costs and
   expenses......................     460,637     18.6       407,071     17.5       743,497     18.7       664,360
                                   ----------    -----    ----------    -----    ----------    -----    ----------
Operating income.................  $   79,996      3.3%   $  122,248      5.2%   $  164,537      4.1%   $  182,700
                                   ==========    =====    ==========    =====    ==========    =====    ==========

                                            PREDECESSOR
                                   ------------------------------

                                       FISCAL YEAR ENDED MAY
                                   ------------------------------
                                    2000             1999
                                   -------   --------------------
                                   PERCENT    DOLLARS     PERCENT
                                   -------   ----------   -------
                                       (DOLLARS IN THOUSANDS)
Net sales........................   100.0%   $3,457,541    100.0%
Cost of sales....................    77.4     2,742,216     79.3
                                    -----    ----------    -----
 Gross profit....................    22.6       715,325     20.7
 Operating costs and expenses:
   Selling and distribution......    13.5       431,569     12.5
   General and administrative....     3.5       125,053      3.6
   Amortization of intangibles...      .5        12,236       .4
   Plant closing costs...........      .2        18,105       .5
   Merger-related costs..........
                                    -----    ----------    -----
 Total operating costs and
   expenses......................    17.7       586,963     17.0
                                    -----    ----------    -----
Operating income.................     4.9%   $  128,362      3.7%
                                    =====    ==========    =====

     Financial information for all periods has been restated to reflect the results of our former National Refrigerated Products (or "NRP") segment as a discontinued operation.

  PERIOD FROM MAY 28, 2001 TO DECEMBER 31, 2001 COMPARED TO PERIOD FROM MAY 29, 2000 TO DECEMBER 31, 2000

     We have chosen a date of December 31, 2001 as a "date of convenience" for recording the effects of our acquisition by New Dean. Accordingly, for financial statement purposes, we have treated the transaction as if it occurred on December 31, 2001 rather than December 21, 2001.

     Our financial statements for all periods prior to December 31, 2001 have been prepared using our historical basis of accounting and are indicated in our consolidated financial statements as "Predecessor". Our consolidated balance sheet at December 31, 2001 reflects our new basis of accounting with the "push-down" of the purchase price and the adjustments to the fair values of assets and liabilities to our December 31, 2001 balance sheet. In addition, our consolidated balance sheet at December 31, 2001 also reflects the contribution of Dean SoCal, at its historical carrying value, on the last day of the year. The effects of this "push down" accounting will affect the comparability of our balance sheet at December 31, 2001 with our balance sheet at prior dates.

     Net Sales -- Net sales increased 6.2% to $2.47 billion during the period from May 28, 2001 to December 31, 2001 from $2.33 billion in the period from May 29, 2000 to December 31, 2000. Dairy Group sales increased 7.1% in the period from May 28, 2001 to December 31, 2001 to $2.04 billion from $1.91 billion in the period from May 29, 2000 to December 31, 2000. The increase was primarily the result of higher ice cream sales from the previously announced national alliance with Baskin-Robbins and higher fluid milk sales resulting from the pass-through of higher raw milk and butterfat costs. Dairy Group volumes were essentially unchanged between the two periods. Specialty Foods' sales increased 1.9% in the period from May 28, 2001 to

December 31, 2001 to $427.2 million from $419.3 million in the period from May 29, 2000 to December 31, 2000.

     Cost of Sales -- Our cost of sales ratio was 78.1% in the period from May 28, 2001 to December 31, 2001 compared to 77.3% in the period from May 29, 2000 to December 31, 2000. The cost of sales ratio for the Dairy Group increased to 78.4% in the period from May 28, 2001 to December 31, 2001 from 77.2% in the period from May 29, 2000 to December 31, 2000. This increase was primarily due to higher raw milk and butterfat costs. The cost of sales ratio for Specialty Foods decreased to 76.6% in the period from May 28, 2001 to December 31, 2001 from 77.7% in the period from May 29, 2000 to December 31, 2000, primarily as a result of more favorable cucumber crop prices.

     Operating Costs and Expenses -- Our operating expense ratio was 18.6% in the period from May 28, 2001 to December 31, 2001 compared to 17.5% in the period from May 29, 2000 to December 31, 2000. The increase was a result of the charges in 2001 for merger-related costs of $30.0 million. The operating expense ratio in the Dairy Group was 17.3% in the period from May 28, 2001 to December 31, 2001 compared to 17.8% in the period from May 29, 2000 to December 31, 2000. The operating expense ratio at Specialty Foods was 12.5% in the period from May 28, 2001 to December 31, 2001 compared to 10.9% in the period from May 29, 2000 to December 31, 2000.

     Operating Income -- Operating income in the period from May 28, 2001 to December 31, 2001 was $80.0 million, a decrease of 34.6% from the period from May 29, 2000 to December 31, 2000 operating income of $122.2 million. Operating margins in the Dairy Group decreased to 4.3% in the period from May 28, 2001 to December 31, 2001 from 5.1% in the period from May 29, 2000 to December 31, 2000. This decline was primarily due to our inability to pass through all of our increased raw milk and butterfat costs to our customers. Before plant closure charges of $0.4 million, operating margins in Specialty Foods decreased to 11.0% in the period from May 28, 2001 to December 31, 2001 from 11.4% in the period from May 29, 2000 to December 31, 2000. Corporate expenses increased $32.8 million in the period from May 28, 2001 to December 31, 2001 to $55.0 million from $22.2 million in the period from May 29, 2000 to December 31, 2000. The increase is primarily the result of $30.0 million of merger-related costs associated with the merger transaction with New Dean. Excluding the merger-related costs, corporate expenses increased slightly from the period from May 29, 2000 to December 31, 2000 due primarily to an increase in compensation expense paid out in the form of bonuses.

     Other (Income) Expense -- Total other expense in the period from May 28, 2001 to December 31, 2001 increased by $17.7 million. For the period from May 28, 2001 to December 31, 2001 interest expense, net of interest income, decreased $3.5 million to $38.4 million primarily due to lower short-term interest rates.

     Other (income) expense in the period from May 28, 2001 to December 31, 2001 contained a loss on the write-off of fixed assets of $6.4 million as compared to a gain on the sale of fixed assets of $4.7 million in the period from May 29, 2000 to December 31, 2000. In December 2000, we sold for $10.0 million, a $30.0 million subordinated note which was received as part of the proceeds from the sale of our vegetable business to Agrilink Foods, Inc. in fiscal year 1999. Due to the uncertainty of the realizability of the $30.0 million subordinated note, the note was originally valued at a nominal amount. As a result of the sale, we reversed $10.0 million of the original reserve against the note, resulting in the recognition of a $10.0 million gain in the period from May 29, 2000 to December 31, 2000. Excluding these items there was no change between the two periods.

     Income Taxes -- Our December 31, 2001 effective tax rate was 37.6% compared with 38.0% at December 31, 2000.

  FISCAL YEAR ENDED MAY 2001 COMPARED TO FISCAL YEAR ENDED MAY 2000

     Net Sales -- Net sales increased 6.1% to $3.98 billion during fiscal year 2001 from $3.75 billion in fiscal year 2000. Dairy Group sales increased 6.1% in fiscal year 2001 to $3.25 billion from $3.06 billion in fiscal year 2000 and volume increased 2.5% over fiscal year 2000. The increases in sales and volume are primarily the result of the Land O' Lakes acquisition, which was completed in July 2000. Absent the impact of the fiscal year 2001 acquisition, volume in fiscal year 2001 declined slightly in comparison to fiscal year 2000, due to declines in fluid milk volumes, primarily in our former West region. Specialty Foods' sales increased 6.1% in fiscal year 2001 to $736.2 million from $694.2 million in fiscal year 2000, primarily as the result of the acquisition of the Nalley's pickle business in July 2000. Absent the Nalley's acquisition, sales declined slightly from fiscal year 2000.

     Cost of Sales -- Our cost of sales ratio was 77.2% in fiscal year 2001 compared to 77.4% in fiscal year 2000. The cost of sales ratio for the Dairy Group decreased to 77.4% in fiscal year 2001 from 78.0% in fiscal year 2000. The cost of sales ratio for Specialty Foods increased to 76.5% in fiscal year 2001 from 74.8% in fiscal year 2000. This ratio increased due to increased commodity costs for powdered products and increased promotional spending related to pickles.

     Operating Costs and Expenses -- Our operating expense ratio was 18.7% in fiscal year 2001 compared to 17.7% in fiscal year 2000. The operating expense ratio in the Dairy Group was 17.9% in fiscal year 2001 compared to 17.4% in fiscal year 2000. The operating expense ratio in Specialty Foods was 13.9% in fiscal year 2001 compared to 13.7% in fiscal year 2000.

     Operating Income -- Operating income in fiscal year 2001 was $164.5 million, a decrease of 9.9% from fiscal year 2000 operating income of $182.7 million. Included in fiscal year 2000 operating costs are plant closure charges of $6.1 million. Before plant closure charges, operating margins in the Dairy Group decreased to 4.7% in fiscal year 2001 from 4.8% in fiscal year 2000. Before plant closure charges, operating margins in Specialty Foods decreased to 9.6% in fiscal year 2001 from 11.6% in fiscal year 2000. Corporate expenses increased $21.5 million in fiscal year 2001 to $59.5 million from $38.0 million in fiscal year 2000. The increase is primarily the result of $22.2 million of merger-related costs associated with the merger transaction with New Dean. Excluding the merger-related costs, corporate expenses declined slightly from fiscal year 2000 due primarily to lower incentive compensation expense.

     Other (Income) Expense -- Total other expense increased in fiscal year 2001 by $7.1 million. Fiscal year 2001 interest expense, net of interest income, increased $21.3 million to $70.7 million. The increase is the result of higher debt balances used to fund acquisitions and fiscal year 2000 share repurchases as well as higher short-term interest rates in fiscal 2001.

     In December 2000, we sold for $10.0 million, a $30.0 million subordinated note which was received as part of the proceeds from the sale of our vegetable business to Agrilink Foods, Inc. in fiscal year 1999. Due to the uncertainty of the realizability of the $30.0 million subordinated note, the note was originally valued at a nominal amount. As a result of the sale, we reversed $10.0 million of the original reserve against the note, resulting in the recognition of a $10.0 million gain in the second quarter of fiscal year 2001.

     Income Taxes -- Our fiscal year 2001 effective tax rate was 38.0% compared with 38.8% in fiscal 2000.

PLANT CLOSURE CHARGES AND DISCONTINUED OPERATIONS

     During the past three fiscal years, we initiated various reorganization and operational streamlining programs. The long-term objectives of these initiatives were to optimize our resources, improve operating efficiencies and reduce our cost structure. These programs resulted in the closure of plants, the sale of our vegetables business and the re-alignment of our other business segments.

     During the period from May 28, 2001 to December 31, 2001, we recorded a charge of $0.4 million for the closure of one Specialty Foods plant.

     During the fourth quarter of fiscal year 2000, we announced the closure of the Sacramento, California and Mobile, Alabama fluid milk plants, which resulted in a charge of $6.1 million in the Dairy Group. The plant closure charge consisted of $1.9 million of cash charges, which include severance and exit costs, and $4.2 million of non-cash charges associated with the write-down to net realizable value of certain assets. The closures, which affected approximately 118 hourly and salaried employees, were finalized by the end of the second quarter of fiscal 2001. Production from the facilities was relocated to existing dairy plants.

     During fiscal year 1999, we announced plant closures in the Dairy Group and Specialty Foods, which resulted in a charge of $18.1 million. The impact of the plant closure charges on our fiscal year 1999 operating earnings by business segment is summarized as follows:

                                             OPERATING   PLANT CLOSURE      OPERATING INCOME
                                              INCOME        CHARGES      BEFORE CLOSURE CHARGES
                                             ---------   -------------   ----------------------
                                                               (IN MILLIONS)
Dairy Group................................   $ 88.0         $ 8.9               $ 96.9
Specialty Foods............................     76.1           9.2                 85.3
Corporate..................................    (35.7)                             (35.7)
                                              ------         -----               ------
Consolidated...............................   $128.4         $18.1               $146.5
                                              ======         =====               ======

     The $8.9 million Dairy Group charge was recorded in the fourth quarter of fiscal year 1999 in association with our announcement to close the Indiana fluid milk plant. Production volume from this facility was integrated into existing dairy plants.

     The $9.2 million plant closure charge in Specialty Foods included an initial charge of $7.7 million, recorded in the third quarter, to cover the costs of a Michigan plant shutdown. An additional $1.5 million was recorded in the fourth quarter, primarily related to the removal and relocation of equipment from the plant and the closure of an Illinois warehouse. Production from the closed facility was integrated into existing plants.

     In July 1998, we announced the divestiture of our vegetables business to Agrilink Foods, Inc. ("Agrilink"). In September 1998 the transaction closed for cash consideration of $378.2 million, a $30.0 million Agrilink subordinated note and Agrilink's aseptic foods business, which was valued at $80.2 million. In fiscal year 1999, loss from discontinued operations related to the divestiture of the vegetables business in September 1998 was $2.9 million.

     In addition, as discussed earlier, all periods include income from discontinued operations related to the exchange of NRP for Dean SoCal.

CURRENT DEBT OBLIGATIONS

     On December 21, 2001, in connection with the merger, New Dean used borrowings under its new $2.7 billion credit facility to refinance the outstanding indebtedness under our revolving credit facility. Accordingly, our revolving credit facility and our commercial paper program were terminated as of December 21, 2001. See Note 11 to our Consolidated Financial Statements. In order to accomplish the retirement of such indebtedness, New Dean made a capital contribution to us in the amount of the indebtedness. Certain of New Dean's subsidiaries, including us, were required, effective as of the merger date, to guarantee New Dean's indebtedness under its new $2.7 billion credit facility. We pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for the guaranty. See Note 18 to our Consolidated Financial Statements for more information about the guaranty and related pledge. New Dean has also pledged its ownership interest in our stock as collateral for its obligations under the facility. Also in connection with the merger, certain of our subsidiaries sold all of their existing and future accounts receivable into New Dean's securitization facility, effective December 21, 2001. Amounts funded under this facility are reflected in our consolidated balance sheet.

     Our obligations under the indentures related to our (1) $250 million senior notes 8.15% due 2007, (2) $200 million senior notes, 6.625% due 2009, (3) $150 million senior notes, 6.9% due 2017 and (4) $100 million senior notes, 6.75% due 2005 remain outstanding. See Note 11 to our Consolidated Financial Statements for more information about our debt. Therefore, we will continue to file periodic reports under the Securities Exchange Act of 1934. The interest rate swap agreements that hedged our fixed interest rate exposure were terminated in December 2001, in anticipation of the merger.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

     Our Consolidated Financial Statements for 2001 are included in this report on the following pages.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-1
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of December 31, 2001, May 27,
  2001 and May 28, 2000.....................................   F-3
Predecessor Consolidated Statements of Income for the period from May 28, 2001 to December 31, 2001 and the fiscal
  years ended May 2001, 2000 and 1999.......................   F-4
Consolidated Statements of Stockholders' Equity for the
  period from May 28, 2001 to December 31, 2001 and the
  fiscal years ended May 2001, 2000 and 1999................   F-5
Predecessor Consolidated Statements of Cash Flows for the
  period from May 28, 2001 to December 31, 2001 and the
  fiscal years ended May 2001, 2000 and 1999................   F-6
Notes to Consolidated Financial Statements:
 1.  Summary of Significant Accounting Policies.............   F-7
 2.  Acquisition by Dean Foods Company......................  F-11
 3.  Acquisitions...........................................  F-13
 4.  Discontinued Operations................................  F-14
 5.  Gain on Sale of Note...................................  F-15
 6.  Inventories............................................  F-15
 7.  Property, Plant and Equipment..........................  F-15
 8.  Intangible and Other Assets............................  F-16
 9.  Accounts Payable and Accrued Expenses..................  F-16
10.  Income Taxes...........................................  F-16
11.  Long-Term Debt.........................................  F-18
12.  Stockholders' Equity...................................  F-19
13.  Other Comprehensive Income.............................  F-21
14.  Employee Retirement and Profit Sharing Plans...........  F-22
15.  Post-Retirement Benefits Other Than Pensions...........  F-24
16.  Plant Closing..........................................  F-26
17.  Supplemental Cash Flow Information.....................  F-26
18.  Commitments and Contingencies..........................  F-26
19.  Fair Value of Financial Instruments....................  F-29
20.  Business and Geographic Information and Major
  Customers.................................................  F-29
21.  Quarterly Results of Operations (unaudited)............  F-31

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Dean Holding Company
Dallas, Texas

     We have audited the accompanying consolidated balance sheet of Dean Holding Company and subsidiaries (the "Company") (a wholly-owned subsidiary of Dean Foods Company) (formerly known as Dean Foods Company) as of December 31, 2001 ("Successor Company") (reflecting the new basis of accounting as a result of the purchase business combination discussed in Note 2). We have also audited the consolidated statements of income, stockholders' equity and cash flows for the period from May 28, 2001 to December 31, 2001 ("Predecessor Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor Company as of December 31, 2001, and the results of operations and cash flows of the Predecessor Company for the period from May 28, 2001 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 4, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholder of Dean Holding Company

In our opinion, the consolidated balance sheets as of May 27, 2001 and May 28, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 27, 2001 listed in the accompanying index, present fairly, in all material respects, the financial position, results of operations and cash flows of Dean Holding Company and its subsidiaries at May 27, 2001 and May 28, 2000 and for each of the three years in the period ended May 27, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements; assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
June 26, 2001, except as to Notes 2 and 4, which
  are as of December 21, 2001
Chicago, Illinois

                              DEAN HOLDING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                             SUCCESSOR           PREDECESSOR
                                                            ------------   -----------------------
                                                            DECEMBER 31,    MAY 27,      MAY 28,
                                                                2001          2001         2000
                                                            ------------   ----------   ----------
                                                            (DOLLARS IN    (DOLLARS IN THOUSANDS,
                                                             THOUSANDS,    EXCEPT PER SHARE DATA)
                                                             EXCEPT PER
                                                            SHARE DATA)
                                              ASSETS
Current assets:
  Cash and cash equivalents...............................   $   15,920    $   24,985   $   26,613
  Receivable from parent..................................       29,000
  Receivables, net of allowance for doubtful accounts of
     $8,297, $5,855 and $6,057............................      292,926       328,004      279,346
  Inventories.............................................      242,977       195,853      163,870
  Deferred income taxes...................................       88,500        47,556       55,953
  Prepaid expenses and other current assets...............       30,624        37,031       33,487
                                                             ----------    ----------   ----------
          Total current assets............................      699,947       633,429      559,269
Property, plant and equipment.............................      624,149       805,982      760,495
Intangible and other assets...............................    1,616,333       626,724      529,373
Net investment in discontinued operations.................                    215,535      126,630
                                                             ----------    ----------   ----------
          Total...........................................   $2,940,429    $2,281,670   $1,975,767
                                                             ==========    ==========   ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...................   $  491,526    $  453,442   $  374,033
  Income taxes payable....................................       31,307        24,574       41,219
  Current portion of long-term debt.......................        1,493         4,398        3,603
  Dividends payable.......................................                      8,203        7,876
                                                             ----------    ----------   ----------
          Total current liabilities.......................      524,326       490,617      426,731
Long-term debt............................................      814,500       940,170      758,725
Other long-term liabilities...............................      151,635        30,678       38,624
Deferred income taxes.....................................      123,613       115,589       94,002
Commitments and contingencies (Note 18)
Stockholders' equity:
  Common stock, 1,000 shares issued and outstanding at
     December 31, 2001 with a par value of $0.01 per
     share................................................
  Common stock, 42,516,003, and 42,364,508 shares issued
     at May 27, 2001 and May 28, 2000, respectively, with
     a par value of $1 per share..........................                     42,516       42,365
  Additional paid-in capital..............................    1,326,355        70,520       65,172
  Retained earnings.......................................                    845,720      803,096
  Less-treasury stock, at cost, 6,875,971, and 6,879,155
     shares at May 27, 2001 and May 28, 2000..............                    253,250      252,587
  Accumulated other comprehensive loss....................                       (890)        (361)
                                                             ----------    ----------   ----------
          Total stockholders' equity......................    1,326,355       704,616      657,685
                                                             ----------    ----------   ----------
          Total...........................................   $2,940,429    $2,281,670   $1,975,767
                                                             ==========    ==========   ==========

                See notes to consolidated financial statements.

                              DEAN HOLDING COMPANY

                 PREDECESSOR CONSOLIDATED STATEMENTS OF INCOME

                                              PERIOD FROM
                                              MAY 28, 2001
                                                   TO               FISCAL YEAR ENDED MAY
                                              DECEMBER 31,   ------------------------------------
                                                  2001          2001         2000         1999
                                              ------------   ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Net sales...................................   $2,470,818    $3,982,669   $3,754,623   $3,457,541
Cost of sales...............................    1,930,185     3,074,635    2,907,563    2,742,216
                                               ----------    ----------   ----------   ----------
Gross profit................................      540,633       908,034      847,060      715,325
Operating costs and expenses:
  Selling and distribution..................      311,403       563,272      507,270      431,569
  General and administrative................      105,904       135,300      132,693      125,053
  Amortization of intangibles...............       12,983        22,774       18,319       12,236
  Plant closing costs.......................          366                      6,078       18,105
  Merger-related costs......................       29,981        22,151
                                               ----------    ----------   ----------   ----------
          Total operating costs and
            expenses........................      460,637       743,497      664,360      586,963
                                               ----------    ----------   ----------   ----------
Operating income............................       79,996       164,537      182,700      128,362
Other (income) expense:
  Interest expense, net.....................       38,417        70,655       49,338       38,041
  Gain on the sale of note..................                    (10,000)
  Other (income) expense, net...............        5,078        (6,668)      (2,448)      (4,624)
                                               ----------    ----------   ----------   ----------
          Total other expense...............       43,495        53,987       46,890       33,417
                                               ----------    ----------   ----------   ----------
  Income from continuing operations before
     income taxes...........................       36,501       110,550      135,810       94,945
Income taxes................................       13,727        42,009       52,636       37,029
                                               ----------    ----------   ----------   ----------
Income from continuing operations...........       22,774        68,541       83,174       57,916
Income from discontinued operations, net of
  tax.......................................       13,141         6,111       22,944       93,306
                                               ----------    ----------   ----------   ----------
Net income..................................   $   35,915    $   74,652   $  106,118   $  151,222
                                               ==========    ==========   ==========   ==========

                See notes to consolidated financial statements.

                              DEAN HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    COMMON STOCK        COMMON STOCK     ADDITIONAL
                                                 ------------------   ----------------    PAID-IN     RETAINED
                                                 SHARES     AMOUNT    SHARES   AMOUNT     CAPITAL     EARNINGS
                                                 -------   --------   ------   -------   ----------   ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
PREDECESSOR
 Balance, May 31, 1998.........................   39,970   $ 41,962            $         $   31,127   $ 612,390
   Issuance of common stock....................      250        250                           2,765
   Exercise of stock options...................       64         64                           9,101
   Purchase of treasury stock..................   (1,783)
   Issuance of treasury stock..................        6                                       (155)
   Issuance of treasury stock for
     acquisition...............................      769                                     19,282
   Net income..................................                                                         151,222
   Cash dividend declared $.84 per share.......                                                         (33,538)
   Other comprehensive income:
     Cumulative translation adjustment.........
     Comprehensive income......................
                                                 -------   --------   -----    -------   ----------   ---------
 Balance, May 30, 1999.........................   39,276     42,276                          62,120     730,074
   Issuance of common stock....................       27         27                           1,099
   Exercise of stock options...................       62         62                           2,300
   Purchase of treasury stock..................   (3,893)
   Issuance of treasury stock..................       13                                       (347)
   Net income..................................                                                         106,118
   Cash dividend declared $.88 per share.......                                                         (33,096)
   Other comprehensive income:
     Cumulative translation adjustment.........
     Comprehensive income......................
                                                 -------   --------   -----    -------   ----------   ---------
 Balance, May 28, 2000.........................   35,485     42,365                          65,172     803,096
   Issuance of common stock....................       46         46                           1,494
   Exercise of stock options...................      105        105                           3,191
   Issuance of treasury stock..................        4                                        (82)
   Net income..................................                                                          74,652
   Cash dividend declared $.90 per share.......                                                         (32,028)
   Other.......................................                                                 745
   Other comprehensive income:
     Cumulative translation adjustment.........
     Comprehensive income......................
                                                 -------   --------   -----    -------   ----------   ---------
 Balance, May 27, 2001.........................   35,640     42,516                          70,520     845,720
   Exercise of stock options...................      401        401                          17,470
   Net income..................................                                                          35,915
   Cash dividend declared $.45 per share.......                                                         (16,164)
   Other comprehensive income:
     Cumulative translation adjustment.........
     Comprehensive income......................
                                                 -------   --------   -----    -------   ----------   ---------
   Predecessor balance, December 31, 2001......   36,041     42,917                          87,990     865,471
SUCCESSOR
   Net consideration paid for acquisition......                       1,000               1,640,387
   Purchase accounting adjustments and
     reclassifications.........................  (36,041)   (42,917)                        (87,990)   (865,471)
   Dividend of National Refrigerated Products
     to parent.................................                                            (408,252)
   Contribution of Dean SoCal from parent......                                              94,220
                                                 -------   --------   -----    -------   ----------   ---------
 Balance, December 31, 2001....................        0   $      0   1,000    $    0    $1,326,355   $       0
                                                 =======   ========   =====    =======   ==========   =========

                                                  ACCUMULATED
                                                     OTHER                       TOTAL
                                                 COMPREHENSIVE   TREASURY    STOCKHOLDERS'   COMPREHENSIVE
                                                 INCOME (LOSS)     STOCK        EQUITY          INCOME
                                                 -------------   ---------   -------------   -------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
PREDECESSOR
 Balance, May 31, 1998.........................     $ (290)      $ (65,923)   $  619,266
   Issuance of common stock....................                                    3,015
   Exercise of stock options...................                                    9,165
   Purchase of treasury stock..................                    (70,384)      (70,384)
   Issuance of treasury stock..................                        155
   Issuance of treasury stock for
     acquisition...............................                     18,117        37,399
   Net income..................................                                  151,222       $151,222
   Cash dividend declared $.84 per share.......                                  (33,538)
   Other comprehensive income:
     Cumulative translation adjustment.........        269                           269            269
                                                                                               --------
     Comprehensive income......................                                                $151,491
                                                    ------       ---------    ----------       ========
 Balance, May 30, 1999.........................        (21)       (118,035)      716,414
   Issuance of common stock....................                                    1,126
   Exercise of stock options...................                                    2,362
   Purchase of treasury stock..................                   (134,899)     (134,899)
   Issuance of treasury stock..................                        347
   Net income..................................                                  106,118       $106,118
   Cash dividend declared $.88 per share.......                                  (33,096)
   Other comprehensive income:
     Cumulative translation adjustment.........       (340)                         (340)          (340)
                                                                                               --------
     Comprehensive income......................                                                $105,778
                                                    ------       ---------    ----------       ========
 Balance, May 28, 2000.........................       (361)       (252,587)      657,685
   Issuance of common stock....................                                    1,540
   Exercise of stock options...................                                    3,296
   Issuance of treasury stock..................                         82
   Net income..................................                                   74,652       $ 74,652
   Cash dividend declared $.90 per share.......                                  (32,028)
   Other.......................................                       (745)
   Other comprehensive income:
     Cumulative translation adjustment.........       (529)                         (529)          (529)
                                                                                               --------
     Comprehensive income......................                                                $ 74,123
                                                    ------       ---------    ----------       ========
 Balance, May 27, 2001.........................       (890)       (253,250)      704,616
   Exercise of stock options...................                                   17,871
   Net income..................................                                   35,915       $ 35,915
   Cash dividend declared $.45 per share.......                                  (16,164)
   Other comprehensive income:
     Cumulative translation adjustment.........       (138)                         (138)          (138)
                                                                                               --------
     Comprehensive income......................                                                $ 35,777
                                                    ------       ---------    ----------       ========
   Predecessor balance, December 31, 2001......     (1,028)       (253,250)      742,100
SUCCESSOR
   Net consideration paid for acquisition......                                1,640,387
   Purchase accounting adjustments and
     reclassifications.........................      1,028         253,250      (742,100)
   Dividend of National Refrigerated Products
     to parent.................................                                 (408,252)
   Contribution of Dean SoCal from parent......                                   94,220
                                                    ------       ---------    ----------
 Balance, December 31, 2001....................     $    0       $       0    $1,326,355
                                                    ======       =========    ==========

                See notes to consolidated financial statements.

                              DEAN HOLDING COMPANY

               PREDECESSOR CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        PERIOD FROM
                                                        MAY 28, 2001
                                                             TO                FISCAL YEAR ENDED MAY
                                                        DECEMBER 31,   -------------------------------------
                                                            2001         2001         2000          1999
                                                        ------------   ---------   -----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income from continuing operations...............    $ 22,774     $  68,541   $    83,174   $    57,916
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization..................      64,635       118,709       100,090        81,953
       (Gain) loss on disposition of assets...........       6,383        (3,848)
       Deferred income taxes..........................      (8,648)       29,984        16,128        (6,133)
       Other..........................................         (54)        6,455        (1,444)        7,250
       Changes in operating assets and liabilities,
         net of acquisitions:
         Receivables..................................      46,112       (15,692)        6,840       (11,142)
         Inventories..................................     (23,232)      (26,574)            7        (3,039)
         Prepaid expenses and other assets............      11,373         1,608         4,763         1,377
         Accounts payable and accrued expenses........     (80,415)       38,156       (18,377)      (19,902)
         Income taxes.................................      17,585        (2,840)       10,911        18,096
                                                          --------     ---------   -----------   -----------
           Net cash provided by operating
              activities..............................      56,513       214,499       202,092       126,376
                                                          --------     ---------   -----------   -----------
Cash flows from investing activities:
       Capital expenditures...........................     (48,269)     (105,978)     (128,931)     (125,840)
       Proceeds from disposition of property, plant,
         and equipment................................       2,742         7,445         6,537         4,929
       Capitalized information systems costs..........      (2,765)       (4,100)       (8,081)       (7,284)
       Cash outflows for acquisitions and
         investments..................................      (1,816)     (171,182)      (33,199)     (238,786)
                                                          --------     ---------   -----------   -----------
           Net cash used in investing activities......     (50,108)     (273,815)     (163,674)     (366,981)
                                                          --------     ---------   -----------   -----------
Cash flows from financing activities:
       Proceeds from issuance of debt.................       4,678       245,818     2,374,477     1,096,605
       Repayment of debt..............................     (52,216)     (273,666)   (2,246,293)   (1,087,824)
       Borrowing under revolving credit agreement,
         net..........................................      40,000       209,000
       Unexpended industrial revenue bond proceeds....                                                 5,965
       Issuance of common stock, net of expenses......      17,871         4,554         3,488        12,180
       Cash dividends paid............................     (24,367)      (31,701)      (33,574)      (33,263)
       Distribution to parent.........................     (29,000)
       Purchase of treasury stock.....................                                (134,899)      (70,384)
                                                          --------     ---------   -----------   -----------
           Net cash provided by (used in) financing
              activities..............................     (43,034)      154,005       (36,801)      (76,721)
                                                          --------     ---------   -----------   -----------
Net cash provided by (used in) discontinued
  operations..........................................      27,564       (96,317)        7,513       324,552
                                                          --------     ---------   -----------   -----------
Increase (decrease) in cash and cash equivalents......      (9,065)       (1,628)        9,130         7,226
Cash and cash equivalents, beginning of period........      24,985        26,613        17,483        10,257
                                                          --------     ---------   -----------   -----------
Cash and cash equivalents, end of period..............    $ 15,920     $  24,985   $    26,613   $    17,483
                                                          ========     =========   ===========   ===========

                See notes to consolidated financial statements.

                              DEAN HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               PERIOD FROM MAY 28, 2001 TO DECEMBER 31, 2001, AND
                   FISCAL YEARS ENDED MAY 2001, 2000 AND 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Change in Fiscal Year -- On December 21, 2001, immediately after we were acquired by New Dean, our Board of Directors voted to change our fiscal year to conform to the fiscal year of New Dean. Accordingly, our fiscal year now ends on December 31, rather than on the last Sunday in May. The following table presents our comparative results of operations for the periods from May 28, 2001 to December 31, 2001 and from May 29, 2000 to December 31, 2000:

                                                                     PREDECESSOR
                                                          ---------------------------------
                                                                              PERIOD FROM
                                                            PERIOD FROM     MAY 29, 2000 TO
                                                          MAY 28, 2001 TO    DECEMBER 31,
                                                           DECEMBER 31,          2000
                                                               2001           (UNAUDITED)
                                                          ---------------   ---------------
                                                                   (IN THOUSANDS)
Net sales...............................................    $2,470,818        $2,327,278
Gross profit............................................       540,633           529,319
Income from continuing operations.......................        22,774            59,814
Income from discontinued operations, net of taxes.......        13,141             4,270
Net income..............................................        35,915            64,084

     Basis of Presentation -- Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     We have chosen December 31, 2001 as a "date of convenience" for recording the effects of our acquisition by New Dean. Accordingly, for financial statement purposes, we have treated the merger as if it occurred on December 31, 2001 rather than December 21, 2001.

     Our financial statements for all periods prior to December 31, 2001 have been prepared using our historical basis of accounting and are indicated in our consolidated financial statements as "Predecessor." The December 31, 2001 balance sheet reflects the preliminary purchase price allocation related to the acquisition by New Dean. The effects of this "push down" accounting will affect the comparability of our balance sheet at December 31, 2001 with our balance sheet at prior dates.

     The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.

     Cash Equivalents -- We consider temporary cash investments with a remaining maturity of three months or less to be cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market. The majority of pickle and powdered products inventories are valued on the last-in, first-out ("LIFO") method. Dairy and certain specialty products inventories are valued on the first-in, first-out ("FIFO") method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.

     Property, Plant and Equipment -- Property, plant and equipment are stated at acquisition cost, along with capitalized interest on borrowings during the actual construction period of major capital projects.

                              DEAN HOLDING COMPANY

Predecessor depreciation and amortization was provided using the straight-line method over the estimated useful lives of the assets, as follows:

ASSET                                                            USEFUL LIFE
-----                                                            -----------
Buildings and improvements..................................    Five to 40 years
Machinery and equipment.....................................     Two to 25 years
Transportation equipment....................................    Five to 12 years

     Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred.

     Intangible and Other Assets -- Excess of cost over fair value of net identifiable assets of acquired companies and other intangible assets of the Predecessor are amortized over periods up to forty years.

     Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, we no longer amortize goodwill. As part of the adoption, we are currently reassessing the useful lives and residual values of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life will no longer be amortized.

     We periodically assess the net realizable value of our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. To determine whether an impairment exists, we compare the expected future net operating cash flows, undiscounted and without interest charges, to the carrying amount of the underlying assets. We would consider a potential impairment if the recorded value of these assets exceeded the associated future net operating cash flows. Any potential impairment loss would be measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value of assets would be measured by market value, if an active market exists, or by a forecast of expected future net operating cash flows, discounted at a rate commensurate with the risk involved.

     Computer Software -- We expense or capitalize computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized over a period of five years, beginning when the capitalized software is ready for its intended use.

     Foreign Currency Translation -- The financial statements of our foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation." The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates, which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The cumulative translation adjustment in stockholders' equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.

     Employee Stock Options and Restricted Stock -- Prior to the merger, we measured compensation expense for our stock-based employee compensation plans using the intrinsic value method and provided the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. As a result of the merger, unexercised stock options at the merger date that had been granted under our plans were automatically converted into options to acquire New Dean shares. The estimated fair value assigned to such options as of the merger date was accounted for by New Dean as part of the cost of the acquisition.

                              DEAN HOLDING COMPANY

     Revenue Recognition and Accounts Receivable -- Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer and there is reasonable assurance of collection of the sale proceeds. Revenue is reduced by sales incentives that are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience.

     Income Taxes -- All of our wholly-owned U.S. operating subsidiaries are included in our consolidated tax return. Our foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from those subsidiaries are subject to United States income taxes; however, available tax credits of the subsidiaries may reduce or eliminate these United States tax liabilities.

     Deferred income taxes are provided for temporary differences between amounts recorded in the consolidated financial statements and tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets, including the benefit of net operating loss carry-forwards, are evaluated based on the guidelines for realization and may be reduced by a valuation allowance if deemed necessary.

     Advertising Expense -- Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign, which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $18.4 million for the period from May 28, 2001 to December 31, 2001, $39.4 million in 2001, $33.9 million in 2000 and $28.7 million in 1999. Additionally, prepaid advertising costs for media advertising not yet released were $1.6 million at December 31, 2001, $0 at May 27, 2001 and $0 at May 28, 2000.

     Comprehensive Income -- We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.

     Adoption of New Accounting Pronouncements -- Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended) became effective for us as of May 28, 2001. We do not currently have any derivative instruments. Prior to the merger, we entered into interest rate swap agreements from time to time in order to hedge a portion of our interest rate exposure. On December 19, 2001, we sold our interest rate swap in anticipation of the merger. During the period from May 28, 2001 to December 31, 2001, we recorded derivatives as of the effective date on our consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge was effective, as required by SFAS No. 133. Any ineffectiveness in cash flow hedges or fair value hedges was recorded as an adjustment to earnings and not other comprehensive income.

     Our adoption of this accounting standard as of May 28, 2001 resulted in the recognition of an asset related to our cash flow hedges of $2.1 million.

     In September 2000, the Emerging Issues Task Force ("Task Force") of the Financial Accounting Standards Board reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which became effective for us in the fourth quarter of fiscal year 2001. This issue required the disclosure of our accounting policies for shipping and handling costs and their income statement classification. Previously, we classified shipping and handling amounts billed to customers as revenue. However, certain costs incurred related to shipping and handling were classified as a reduction of revenue. As a result of our adoption of Issue No. 00-10 in the fourth quarter of fiscal 2001, our shipping and handling costs are now included either in cost of products sold or delivery, selling and administrative expenses, depending on the nature of such costs. Accordingly, prior years' shipping and handling costs were reclassified from net sales to cost of products sold and delivery, selling and administrative expenses. Those amounts totaled $30.2 million and $23.1 million in 2000 and 1999. Shipping and handling costs in costs of sales include the cost of shipping products to customers

                              DEAN HOLDING COMPANY
through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. These shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $252.0 million, $393.1 million, $352.6 million and $303.3 million during the period from May 28, 2001 to December 31, 2001 and fiscal years 2001, 2000 and 1999.

     In May 2000, the Task Force reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which became effective for us May 28, 2001. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. In April 2001, the Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which became effective for us May 28, 2001. Under this Issue, certain consideration paid to our customers (such as slotting fees) will be required to be classified as a reduction of revenue, rather than recorded as an expense. Upon adoption of these Issues, certain sales incentives and trade spending amounts, which were classified in delivery, selling and administrative expense, were reclassified as a reduction of sales. Prior period amounts of $58.1 million and $57.4 million and $53.0 million for the fiscal years ending 2001, 2000 and 1999 were reclassified to conform to the new requirements. This change did not affect our financial position or results of operations.

     Recently Issued Accounting Pronouncements -- In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are to be accounted for by the purchase method. In connection with the merger, our balance sheet reflects the new basis of accounting effective December 31, 2001 at fair value in accordance with purchase accounting requirements under SFAS No. 141. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires annual impairment tests. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will become effective for us January 1, 2003. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

     FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001 and it became effective for us beginning January 1, 2002. SFAS No. 144, which supercedes SFAS No. 121, provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. Our adoption of this standard will not have a material impact on our consolidated financial statements.

     Reclassifications -- Certain reclassifications have been made to conform the prior years' consolidated financial statements to the current year classifications.

2.  ACQUISITION BY DEAN FOODS COMPANY

     Merger -- On December 21, 2001, we were acquired by Blackhawk Acquisition Corp., a wholly-owned subsidiary of Suiza Foods Corporation. To accomplish this transaction, we were merged with and into Blackhawk Acquisition Corp. Blackhawk Acquisition Corp. survived the merger and immediately changed its

                              DEAN HOLDING COMPANY
name to Dean Holding Company ("Old Dean"), our current name. Immediately after completion of the merger, Suiza Foods Corporation changed its name to Dean Foods Company ("New Dean"). We are now a wholly-owned subsidiary of New Dean.

     As a result of the merger, each share of our common stock was converted into 0.429 shares of New Dean common stock and the right to receive $21.00 in cash.

     New Dean accounted for its acquisition of Old Dean as a purchase. The aggregate purchase price recorded at New Dean was $1.6 billion, including $756.8 million of cash, common stock valued at $739.4 million and estimated transaction costs of $55.7 million. The value of the 15,459,528 common shares issued was determined based on the average market price of New Dean's common stock around the date of the announcement. This purchase price and the related purchase accounting adjustments, including goodwill, have been "pushed down" and are reflected in our December 31, 2001 balance sheet. As a result of the purchase and the exchange of our National Refrigerated Products ("NRP") segment for Dean SoCal (discussed below), our balance sheet at December 31, 2001 is prepared on a different basis of accounting from our prior balance sheets.

     Merger-related costs -- We recorded merger-related costs of $30.0 million and $22.2 million in the period from May 28, 2001 to December 31, 2001 and fiscal year 2001, respectively, related to our acquisition by New Dean. These costs include $14.2 million and $15.0 million in the period from May 28, 2001 to December 31, 2001 and fiscal year 2001, respectively, for a lease commitment on office space that we will not occupy. The charges related to the lease commitment reflect the rental payments over the term of the lease and other termination costs reduced by estimated sublease income. The incremental charge we recorded in the period from May 28, 2001 to December 31, 2001 reflects a change in our estimate based on updated assumptions. We also recorded other merger-related costs including professional fees of $11.4 million and $4.5 million and severance and employee "stay bonus" costs of $4.3 million and $2.7 million in the period from May 28, 2001 to December 31, 2001 and fiscal year 2001, respectively.

     Divestiture of Plants -- In order to obtain regulatory approval for the merger, certain plants located in areas where our operations overlapped with the operations of Suiza Foods Corporation were required to be divested. Four of the divested dairies were owned by us, including Coburg Dairy based in North Charleston, South Carolina; Cream O Weber based in Salt Lake City, Utah; H. Meyer Dairy based in Cincinnati, Ohio; and U.C. Milk ("Goldenrod") based in Madisonville, Kentucky. In order to accomplish the divestitures, on December 21, 2001, immediately after the merger was completed, we dividended these dairies to New Dean, our sole shareholder. The dividend was recorded at book value after applicable purchase accounting adjustments, with no gain or loss recorded. Prior periods have not been restated to reflect the divestitures.

     Exchange of National Refrigerated Products for Dean SoCal -- Also in connection with the merger, on December 21, 2001, we entered into a Securities Exchange Agreement with Morningstar Foods Inc., another wholly-owned subsidiary of New Dean, pursuant to which, on December 21, 2001 immediately after consummation of the merger, we exchanged the operations of NRP for the operations of Dean SoCal, a subsidiary of New Dean's Dairy Group. Accordingly, we no longer have our NRP segment, and we have presented this group as a discontinued operation in the accompanying financial statements. We have accounted for this exchange as a dividend in our Consolidated Financial Statements. Dean SoCal operates two plants in Southern California and produces a full line of dairy and related products under the Swiss(R) and Adohr Farms(R) brands. Dean SoCal is now operated as part of our Dairy Group and has been accounted for as a contribution in our Consolidated Financial Statements at December 31, 2001. Dean SoCal's operating results are not included in our Consolidated Financial Statements. Our financial statements for all periods prior to the merger have been restated to reflect NRP as a discontinued operation.

     Allocation of Purchase Price -- The following table summarizes the currently estimated fair values of the assets acquired by New Dean and liabilities assumed by New Dean as a result of the merger, and includes the

                              DEAN HOLDING COMPANY
effects of divesting four Old Dean plants. The table does not include the effects of the NRP/Dean SoCal exchange. New Dean has not completed a final allocation of the purchase price to the fair values of assets and liabilities of Old Dean and the related business integration plans. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets (some of which will have indefinite lives) and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocations, such difference would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill.

                                                                    AT
                                                               DECEMBER 31,
                                                                   2001
                                                              --------------
                                                              (IN THOUSANDS)
Current assets..............................................    $  723,326
Property, plant, and equipment..............................       725,258
Intangible assets...........................................       236,978
Goodwill....................................................     1,515,267
Other assets................................................        79,945
                                                                ----------
     Total assets acquired by New Dean......................    $3,280,774
                                                                ----------
Current liabilities.........................................       540,678
Other liabilities...........................................       285,209
Long-term debt..............................................       814,500
                                                                ----------
     Total liabilities assumed by New Dean..................     1,640,387
                                                                ----------
Net assets acquired by New Dean.............................    $1,640,387
                                                                ==========

     Amounts in the above table include the effects of the sale of certain of our subsidiaries' accounts receivable into New Dean's asset securitization facility and a distribution to New Dean not reflected in its purchase price due to our accounting for the acquisition as of December 31, 2001, the date of convenience.

     Of the $237.0 million of acquired intangible assets, approximately $206.5 million was assigned to trademarks and trade names that are not subject to amortization and approximately $30.5 million was assigned to customer contracts that have a weighted-average economic life of approximately 17 years.

     The approximately $1.5 billion of goodwill was assigned to our Dairy Group, NRP and Specialty segments in the amounts of $1.01 billion, $215.0 million and $290.0 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

     The unaudited results of operations on a pro forma basis for the period from May 28, 2001 to December 31, 2001 and the year ended May 27, 2001 as if the acquisition by New Dean including the effects of the NRP/Dean SoCal exchange had occurred as of the beginning of fiscal year 2001 are as follows:

                                                                    PREDECESSOR
                                                          --------------------------------
                                                             PERIOD FROM
                                                            MAY 28, 2001      FISCAL YEAR
                                                                 TO              ENDED
                                                          DECEMBER 31, 2001   MAY 27, 2001
                                                          -----------------   ------------
                                                                   (IN THOUSANDS)
Net sales...............................................     $2,491,273        $4,063,514
Income from continuing operations before taxes..........        106,707           167,104
Net income from continuing operations...................         67,372           103,178

                              DEAN HOLDING COMPANY

3.  ACQUISITIONS

     During fiscal 2001, we completed the following two acquisitions:

FISCAL 2001 ACQUISITIONS                                       CLOSING DATE
------------------------                                       ------------
DAIRY AND NATIONAL REFRIGERATED PRODUCTS:
Land O'Lakes Upper Midwest..................................   July 10, 2000
SPECIALTY FOODS:
Nalley's pickle business....................................   June 27, 2000

     Each of the fiscal 2001 acquisitions was an asset purchase for cash consideration. We also assumed certain liabilities in addition to cash consideration paid. On a pro forma basis, which assumes the above acquisitions occurred at the beginning of each period presented, sales and net income are not materially impacted. During fiscal year 2001, we made an additional equity investment in White Wave, Inc., a processor of soy based products. The acquisitions and equity investments were made for cash consideration totaling $220.3 million, net of cash acquired.

     During fiscal 2000, we completed the following two acquisitions:

FISCAL 2000 ACQUISITIONS                                       CLOSING DATE
------------------------                                       ------------
DAIRY GROUP:
Dairy Express...............................................   July 16, 1999
SPECIALTY FOODS:
Steinfeld's Pickle Products.................................    July 1, 1999

     Each of the fiscal 2000 acquisitions was an asset purchase for cash consideration. We also assumed certain liabilities in addition to cash consideration paid. On a pro forma basis, which assumes the above acquisitions occurred at the beginning of each period presented, sales and net income are not materially impacted. On August 23, 1999, we made an initial equity investment in White Wave, Inc. The acquisitions and equity investment were made for cash consideration totaling $38.2 million, net of cash acquired.

     During fiscal 1999, we completed the following six acquisitions:

FISCAL 1999 ACQUISITIONS                                          CLOSING DATE
------------------------                                          ------------
DAIRY GROUP:
Alta Dena Certified Dairy...................................          May 5, 1999
Berkeley Farms..............................................     November 4, 1998
U.C. Milk Company...........................................   September 17, 1998
Barber Dairies..............................................      August 11, 1998
Hillside Dairy..............................................         July 1, 1998
SPECIALTY FOODS:
Custom Foods Processors, International......................        March 8, 1999

     We also acquired three dairy distributors and, in conjunction with the sale of our vegetable operations, an aseptic products business, which is included in our Specialty Foods segment.

     All of the fiscal year 1999 acquisitions were asset purchases, except U.C. Milk Company and Berkeley Farms, which were stock purchases. Cash consideration for fiscal year 1999 acquisitions totaled $238.8 million, net of cash acquired. In addition to the cash consideration paid for these operations, we assumed certain liabilities.

                              DEAN HOLDING COMPANY

     All of the acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates and, accordingly, the operating results of the acquired companies subsequent to their respective acquisition dates are included in our consolidated financial statements. Goodwill arising from the acquisitions was recorded at $124.5 million, $22.2 million and $221.4 million for each of fiscal years 2001, 2000 and 1999; however, the goodwill was revalued as a purchase adjustment as part of the acquisition by New Dean.

4.  DISCONTINUED OPERATIONS

     In December 2001, in connection with the merger, we exchanged the operations of NRP for the operations of Dean SoCal. Accordingly, NRP is presented as a discontinued operation.

     On September 23, 1998, we sold the stock of Dean Foods Vegetable Company ("Vegetables") to Agrilink Foods, Inc. ("Agrilink") for $378.2 million in cash, a $30.0 million Agrilink subordinated note and Agrilink's aseptic foods business, which was valued at $80.2 million. Cash proceeds were used to repay debt outstanding under our then-existing revolving credit facility. Due to the initial uncertainty of the realizability of the $30.0 million subordinated note, the note was valued at a nominal amount. In fiscal year 1999, we recorded a gain on the sale of Vegetables of $83.8 million after taxes. Accordingly, Vegetables' operating results are presented in our financial statements as discontinued operations.

     The following table presents selected activity related to the discontinued operations:

                                                              PREDECESSOR
                                               ------------------------------------------
                                                 PERIOD FROM
                                               MAY 28, 2001 TO    FISCAL YEAR ENDED MAY
                                                DECEMBER 31,     ------------------------
                                                    2001          2001     2000     1999
                                               ---------------   ------   ------   ------
                                                         (DOLLARS IN MILLIONS)
Net sales....................................      $234.1        $399.6   $290.6   $407.5
Income tax expense...........................         7.2           4.2     14.5      6.0
Interest expense.............................                                         2.5

5.  GAIN ON SALE OF NOTE

     On December 1, 2000, we sold, for $10.0 million cash, a $30.0 million subordinated note which we received as part of the proceeds from the sale of Vegetables to Agrilink Foods, Inc. in fiscal year 1999. See Note 4. Due to the uncertainty of the realizability of the $30.0 million subordinated note, the note was originally valued at a nominal amount. When we sold the note, we reversed $10.0 million of the original reserve against the note, resulting in the recognition of a $10.0 million gain in the second quarter of fiscal year 2001.

6.  INVENTORIES

                                                      SUCCESSOR          PREDECESSOR
                                                    --------------   -------------------
                                                     DECEMBER 31,    MAY 27,    MAY 28,
                                                         2001          2001       2000
                                                    --------------   --------   --------
                                                    (IN THOUSANDS)     (IN THOUSANDS)
Raw materials and supplies........................     $ 65,863      $ 62,405   $ 57,562
Finished goods....................................      177,114       143,899    115,570
Less excess of current cost over stated value of
  last-in, first-out inventories..................                    (10,451)    (9,262)
                                                       --------      --------   --------
     Total........................................     $242,977      $195,853   $163,870
                                                       ========      ========   ========

                              DEAN HOLDING COMPANY

     The percentage of inventories determined on the basis of last-in, first-out cost approximated 54.2%, 36.9% and 39.9% for December 31, 2001, May 27, 2001 and May 28, 2000.

7.  PROPERTY, PLANT AND EQUIPMENT

                                                     SUCCESSOR           PREDECESSOR
                                                   --------------   ---------------------
                                                    DECEMBER 31,    MAY 27,     MAY 28,
                                                        2001          2001        2000
                                                   --------------   --------   ----------
                                                   (IN THOUSANDS)      (IN THOUSANDS)
Land.............................................     $ 50,574      $ 60,154   $   57,244
Buildings and improvements.......................      184,343       385,627      354,640
Machinery and equipment..........................      312,233       809,224      729,837
Transportation equipment.........................       57,925       105,316       89,919
Construction in progress.........................       27,137        39,776       40,833
                                                      --------      --------   ----------
                                                       632,212      1,400,097   1,272,473
Less accumulated depreciation....................       (8,063)     (594,115)    (511,978)
                                                      --------      --------   ----------
  Total..........................................     $624,149      $805,982   $  760,495
                                                      ========      ========   ==========

8.  INTANGIBLE AND OTHER ASSETS

                                                      SUCCESSOR          PREDECESSOR
                                                    --------------   -------------------
                                                     DECEMBER 31,    MAY 27,    MAY 28,
                                                         2001          2001       2000
                                                    --------------   --------   --------
                                                    (IN THOUSANDS)     (IN THOUSANDS)
Goodwill..........................................    $1,365,120     $648,497   $535,256
Identifiable intangibles..........................       228,350       12,417     11,645
Other.............................................        29,679       20,763     19,161
Investments in unconsolidated affiliates..........                                    40
                                                      ----------     --------   --------
                                                       1,623,149      681,677    566,102
Less accumulated amortization.....................        (6,816)     (54,953)   (36,729)
                                                      ----------     --------   --------
  Total...........................................    $1,616,333     $626,724   $529,373
                                                      ==========     ========   ========

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                      SUCCESSOR          PREDECESSOR
                                                    --------------   -------------------
                                                     DECEMBER 31,    MAY 27,    MAY 28,
                                                         2001          2001       2000
                                                    --------------   --------   --------
                                                    (IN THOUSANDS)     (IN THOUSANDS)
Accounts payable..................................     $117,723      $170,592   $141,745
Accrued expenses..................................      141,571       111,491     99,781
Payroll and benefits..............................      155,093        75,655     67,559
Other accrued liabilities.........................       77,139        95,704     64,948
                                                       --------      --------   --------
  Total...........................................     $491,526      $453,442   $374,033
                                                       ========      ========   ========

                              DEAN HOLDING COMPANY

10.  INCOME TAXES

     The following table presents the period from May 28, 2001 to December 31, 2001 and fiscal years ended 2001, 2000 and 1999 provisions for income taxes.

                                                             PREDECESSOR
                                             --------------------------------------------
                                              PERIOD FROM
                                              MAY 28, 2001
                                                   TO            FISCAL YEAR ENDED MAY
                                              DECEMBER 31,    ---------------------------
                                                  2001         2001      2000      1999
                                             --------------   -------   -------   -------
                                             (IN THOUSANDS)
Current taxes payable:
  Federal..................................     $20,536       $ 8,194   $31,659   $33,649
  State....................................       1,622         2,964     3,318     8,856
  Foreign and other........................         217           867     1,531       657
Deferred income taxes......................      (8,648)       29,984    16,128    (6,133)
                                                -------       -------   -------   -------
     Total.................................     $13,727       $42,009   $52,636   $37,029
                                                =======       =======   =======   =======

     The following is a reconciliation of income taxes reported in the consolidated statements of income:

                                                            PREDECESSOR
                                          -----------------------------------------------
                                             PERIOD FROM
                                               MAY 28,
                                               2001 TO           FISCAL YEAR ENDED MAY
                                            DECEMBER 31,      ---------------------------
                                                2001           2001      2000      1999
                                          -----------------   -------   -------   -------
                                                          (IN THOUSANDS)
Tax expense at statutory rates..........       $12,775        $38,692   $47,534   $33,231
State income taxes......................         1,128          3,279     3,967     3,418
Non-deductible goodwill.................           953          1,590     1,559     1,567
Other...................................        (1,129)        (1,552)     (424)   (1,187)
                                               -------        -------   -------   -------
  Total.................................       $13,727        $42,009   $52,636   $37,029
                                               =======        =======   =======   =======

     The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

                                                    SUCCESSOR           PREDECESSOR
                                                  --------------   ---------------------
                                                   DECEMBER 31,     MAY 27,     MAY 28,
                                                       2001          2001        2000
                                                  --------------   ---------   ---------
                                                  (IN THOUSANDS)      (IN THOUSANDS)
Deferred income tax assets:
  Net operating loss carry-forwards.............    $   2,829      $   4,070   $   5,787
  Asset valuation reserves......................        3,239          1,422      15,580
  Non-deductible accruals.......................      106,683         58,401      53,938
  Tax credits...................................        3,395          4,127       1,122
  Other.........................................       (3,499)        (1,629)     (1,334)
                                                    ---------      ---------   ---------
                                                      112,647         66,391      75,093
Deferred income tax liabilities:
  Depreciation and amortization.................     (147,760)      (134,424)   (113,142)
                                                    ---------      ---------   ---------
     Net deferred income tax liability..........    $ (35,113)     $ (68,033)  $ (38,049)
                                                    =========      =========   =========

                              DEAN HOLDING COMPANY

     These net deferred income tax liabilities are classified in our consolidated balance sheets as follows:

                                                     SUCCESSOR          PREDECESSOR
                                                   --------------   --------------------
                                                    DECEMBER 31,     MAY 27,    MAY 28,
                                                        2001          2001        2000
                                                   --------------   ---------   --------
                                                   (IN THOUSANDS)      (IN THOUSANDS)
Current assets...................................    $  88,500      $  47,556   $ 55,953
Noncurrent liabilities...........................     (123,613)      (115,589)   (94,002)
                                                     ---------      ---------   --------
  Total..........................................    $ (35,113)     $ (68,033)  $(38,049)
                                                     =========      =========   ========

     At December 31, 2001, we had approximately $177.4 million of net operating losses and approximately $3.4 million of tax credits available for carry-over to future years. The losses are subject to certain limitations and will expire beginning in 2007.

     At December 31, 2001, a valuation allowance of $1.5 million has been established because we believe it is not "more likely than not" that all of the deferred tax assets relating to state net operating losses and credit carry-overs will be realized prior to the date they are scheduled to expire.

11.  LONG-TERM DEBT

                                                      SUCCESSOR          PREDECESSOR
                                                    --------------   -------------------
                                                     DECEMBER 31,    MAY 27,    MAY 28,
                                                         2001          2001       2000
                                                    --------------   --------   --------
                                                    (IN THOUSANDS)     (IN THOUSANDS)
$250 million senior notes, 8.15%, maturing in
  2007............................................     $250,576      $246,667
$200 million senior notes, 6.625%, maturing in
  2009............................................      187,357       199,861   $199,844
$150 million senior notes, 6.9%, maturing in
  2017............................................      124,579       148,014    147,893
$100 million senior notes, 6.75%, maturing in
  2005............................................       95,699        99,596     99,495
$500 million revolving credit facility (now
  terminated).....................................                    209,000
Receivables-backed loan...........................      128,855
Commercial paper (now terminated).................                               267,811
Industrial development revenue bonds..............       21,950        25,200     29,075
Capitalized lease obligations.....................        6,920        15,953     17,782
Other obligations.................................           57           277        428
                                                       --------      --------   --------
                                                        815,993       944,568    762,328
Less current portion..............................       (1,493)       (4,398)    (3,603)
                                                       --------      --------   --------
       Total......................................     $814,500      $940,170   $758,725
                                                       ========      ========   ========

     Senior Notes -- We had $700.0 million of senior notes outstanding at December 31, 2001, $250.0 million of which were issued during the first quarter of fiscal 2001. The net proceeds were used to fund acquisitions and to repay commercial paper. These notes remain outstanding after our acquisition by New Dean. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real property interests. At the date of the merger, our long-term debt was re-valued to its current market value.

     Commercial Paper -- In March 1999, we entered into a $500.0 million commercial paper program backed entirely by our $500.0 million revolving credit facility. This program was terminated when we were acquired by New Dean. During fiscal 2001, the maximum commercial paper outstanding was $489.9 million; average commercial paper outstanding during the year was $252.9 million at a weighted average interest rate

                              DEAN HOLDING COMPANY
of 6.76%. At May 27, 2001, there were no borrowings outstanding under this facility. During fiscal year 2000, the maximum commercial paper outstanding was $306.4 million; average commercial paper outstanding during the year was $223.1 million at a weighted average interest rate of 5.69%. At May 28, 2000, we had $267.8 million of outstanding commercial paper.

     Terminated Revolving Credit Agreement -- Prior to our acquisition by New Dean, we had an unsecured $500.0 million revolving credit facility maturing in 2003. Borrowings under the credit facility bore interest, at our option, at either fixed or variable rates linked to our public debt credit rating. During fiscal year 2001, the maximum credit facility balance was $250.0 million; average credit facility balance during the year was $38.4 million at a weighted average interest rate of 6.47%. When we were acquired by New Dean, revolving credit borrowings of $201.2 million were paid off with funds advanced by New Dean. At May 27, 2001, we had $209.0 million outstanding under the credit facility. During fiscal 2000 there were no borrowings under this facility.

     Receivables-Backed Loan -- On December 21, 2001, immediately upon completion of our acquisition by New Dean, certain of our subsidiaries sold their accounts receivable into New Dean's receivables securitization facility. The securitization is treated as a borrowing for accounting purposes. The receivables-backed loan bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. The average interest rate on the receivables-backed loan at December 31, 2001 was 2.29%.

     Industrial Development Revenue Bonds -- We have certain revenue bonds outstanding, one of which requires an annual sinking fund redemption the amount of which will be of $0.3 million in 2002, increasing to $.9 million by 2012. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at December 31, 2001 ranged from 1.7% to 6.63%.

     Other Obligations -- Other obligations include various promissory notes for the purchase of property, plant, and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

     Certain land, buildings and machinery and equipment having a net carrying value of approximately $13.3 million were mortgaged or otherwise encumbered against long-term debt of $6.9 million at December 31, 2001.

     Scheduled Maturities -- The scheduled maturities of long-term debt, which include capitalized lease obligations, at December 31, 2001, were as follows (in thousands):

2002........................................................   $  1,493
2003........................................................      1,659
2004........................................................    130,601
2005........................................................    103,160
2006........................................................        303
Thereafter..................................................    620,566
                                                               --------
       Subtotal.............................................    857,782
       Less discount on senior notes........................    (41,789)
                                                               --------
       Total outstanding debt...............................   $815,993
                                                               ========

                              DEAN HOLDING COMPANY

12.  STOCKHOLDERS' EQUITY

     We have 1,000 shares of common stock with a par value of $0.01 per share currently authorized and issued to New Dean.

     Stock Option and Restricted Stock Plans -- Effective with the merger, outstanding options to purchase our common stock were automatically converted into options to purchase shares of New Dean. The estimated fair value of these options of $82.3 million was accounted for by New Dean as part of the cost of the acquisition. Prior to the merger, we had stock option plans for certain key employees and directors. Options were typically granted at fair market value at the date of grant. We will no longer be awarding options.

     The following table summarizes the status of our stock-based compensation programs as of the dates shown:

                                                                        WEIGHTED AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at May 31, 1998..............................   2,211,173        $30.07
  Granted................................................     600,300         48.89
  Canceled...............................................     (21,689)        40.14
  Exercised..............................................    (300,075)        28.45
                                                           ----------
Outstanding at May 30, 1999..............................   2,489,709         34.72
  Granted................................................     955,200         37.31
  Canceled...............................................    (146,222)        42.77
  Exercised..............................................     (81,960)        28.73
                                                           ----------
Outstanding at May 28, 2000..............................   3,216,727         35.28
  Granted................................................   1,187,345         31.67
  Canceled...............................................    (199,654)        35.83
  Exercised..............................................    (150,498)        26.13
                                                           ----------
Outstanding at May 27, 2001..............................   4,053,920        $34.53
  Canceled...............................................     (53,663)        36.90
  Exercised..............................................    (428,720)        32.72
  Converted to New Dean..................................  (3,571,537)        34.71
                                                           ----------
Outstanding at December 31, 2001.........................           0
                                                           ==========
Exercisable at May 30, 1999..............................   1,351,210        $30.53
Exercisable at May 28, 2000..............................   1,693,572         31.33
Exercisable at May 27, 2001..............................   2,160,569         33.71
Exercisable at December 31, 2001.........................           0

     We followed Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock options. All options granted were to employees, officers or directors. Stock options were granted under these plans at exercise prices which approximated or exceeded market value at the grant date. Compensation expense was recognized for certain option grants under plans that were modified, thereby requiring variable plan accounting. Had compensation expense been determined for stock option grants using

                              DEAN HOLDING COMPANY
fair value methods provided for in SFAS No. 123, Accounting for Stock-Based Compensation, our pro forma net income and net income per common share would have been the amounts indicated below:

                                                         PREDECESSOR
                                    -----------------------------------------------------
                                       PERIOD FROM             FISCAL YEAR ENDED MAY
                                     MAY 28, 2001 TO      -------------------------------
                                    DECEMBER 31, 2001      2001        2000        1999
                                    -----------------     -------     -------     -------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Compensation cost.................       $     0          $ 5,910     $ 5,696     $ 5,135
Income from continuing operations:
  As reported.....................       $22,774           68,541      83,174      57,916
  Pro forma.......................       $22,774           62,631      77,478      52,781
Stock option share data:
  Stock options granted during
     period.......................           N/A            1,187         955         600
  Weighted average option fair
     value........................           N/A          $ 11.55(a)  $ 11.25(b)  $ 15.20(c)

---------------

(a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 26.8%; expected dividend yield of 2.0%; expected option term of eight years and risk-free rates of return as of the date of grant of 6.4% based on the yield of seven-year U.S. Treasury securities.

(b) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 23.1%; expected dividend yield of 2.5%; expected option term of eight years and risk-free rates of return as of the date of grant of 6.0% based on the yield of ten-year U.S. Treasury securities.

(c) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 22.2%, expected dividend yield of 2.0%, expected option term of four to ten years and risk-free rates of return as of the date of grant of 5.6% based on the yield of ten-year U.S. treasury securities.

13.  OTHER COMPREHENSIVE INCOME

     Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income during the period from May 28, 2001 to December 31, 2001 and the fiscal years ended May 2001, 2000 and 1999 are included below.

                                                                  PREDECESSOR
                                                          ----------------------------
                                                          PRE-TAX      TAX
                                                          INCOME     BENEFIT     NET
                                                          (LOSS)    (EXPENSE)   AMOUNT
                                                          -------   ---------   ------
                                                                 (IN THOUSANDS)
Accumulated other comprehensive income, May 30, 1999....  $   (34)    $  13     $ (21)
Cumulative translation adjustment.......................     (555)      215      (340)
                                                          -------     -----     -----
Accumulated other comprehensive income, May 28, 2000....  $  (589)    $ 228     $(361)
Cumulative translation adjustment.......................     (857)      328      (529)
                                                          -------     -----     -----
Accumulated other comprehensive income, May 27, 2001....  $(1,446)    $ 556     $(890)
Accumulated translation adjustment......................     (223)       85      (138)
Purchase accounting adjustments.........................    1,669      (641)    1,028
                                                          -------     -----     -----
Accumulated other comprehensive income December 31,
  2001..................................................  $     0     $   0     $   0
                                                          =======     =====     =====

                              DEAN HOLDING COMPANY

14.  EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

     We sponsor various defined benefit and defined contribution retirement plans, and contribute to various multi-employer pension plans on behalf of our employees. Benefits are based on years of service and comprehensive or stated amounts for each year of service. The pension and post retirement liabilities at December 31, 2001 include the allocation of purchase price to record these liabilities at fair value based on our acquisition by New Dean. New Dean has not completed a final allocation of purchase price to the fair values of our assets and liabilities. We expect that the ultimate purchase price allocation may include additional adjustments to the pension and post retirement liabilities once the final assessment of fair value is completed. To the extent that the fair value of the liabilities is adjusted it will change the amount allocated to goodwill in our balance sheet. For the period from May 28, 2001 to December 31, 2001 and the fiscal years ended May 2001, 2000 and 1999, our retirement and profit sharing plan expenses were as follows:

                                                             PREDECESSOR
                                              ------------------------------------------
                                              PERIOD FROM
                                              MAY 28, 2001
                                                   TO           FISCAL YEAR ENDED MAY
                                              DECEMBER 31,   ---------------------------
                                                  2001        2001      2000      1999
                                              ------------   -------   -------   -------
                                                            (IN THOUSANDS)
Defined benefit plans.......................    $14,293      $16,609   $14,541   $13,455
Defined contribution plans..................      4,010        7,547     6,539     5,471
Multi-employer pension plans................      9,146       12,706    10,911     9,891
                                                -------      -------   -------   -------
     Totals.................................    $27,449      $36,862   $31,991   $28,817
                                                =======      =======   =======   =======

     Defined Benefit Plans -- The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually not less than the minimum amount required under ERISA regulations and no more than the maximum amount that can be deducted for federal income tax purposes.

                              DEAN HOLDING COMPANY

     The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets:

                                                      SUCCESSOR          PREDECESSOR
                                                    --------------   -------------------
                                                     DECEMBER 31,    MAY 27,    MAY 28,
                                                         2001          2001       2000
                                                    --------------   --------   --------
                                                    (IN THOUSANDS)     (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period.........     $148,275      $134,889   $138,581
  Service cost....................................       13,717        16,039     14,189
  Interest cost...................................        7,627         9,536      9,343
  Plan amendments.................................       17,729           293        844
  Divested entities...............................       (3,153)
  Actuarial (gain) loss...........................       14,980         4,898     (6,869)
  Benefits paid...................................      (12,669)      (17,380)   (21,199)
                                                       --------      --------   --------
Benefit obligation at end of period...............      186,506       148,275    134,889
                                                       --------      --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  period..........................................       97,138       115,207    114,187
  Actual return on plan assets....................          831       (10,823)    15,929
  Employer contribution...........................       13,712        10,134      6,290
  Benefits paid...................................      (12,669)      (17,380)   (21,199)
                                                       --------      --------   --------
Fair value of plan assets at end of period........       99,012        97,138    115,207
                                                       --------      --------   --------
Funded status.....................................      (87,494)      (51,137)   (19,682)
  Unrecognized net transition obligation..........                     (1,297)    (1,785)
  Unrecognized prior service cost.................                      3,000      2,966
  Unrecognized net (gain) loss....................                     20,414     (4,044)
                                                       --------      --------   --------
Net amount recognized.............................     $(87,494)     $(29,020)  $(22,545)
                                                       ========      ========   ========
Amounts recognized in the consolidated balance
  sheets at the end of each period consist of:
Prepaid benefit cost..............................
Accrued benefit liability.........................     $(87,494)     $(29,020)  $(22,545)
Intangible asset..................................
                                                       --------      --------   --------
Net amount recognized.............................     $(87,494)     $(29,020)  $(22,545)
                                                       ========      ========   ========
Weighted-average assumptions:
Discount rate.....................................         6.75%         7.25%      7.50%
Expected return on plan assets....................         9.00%         9.00%      9.00%
Rate of compensation increase.....................       0-5.00%       0-5.00%    0-5.00%

     Included in the above pension benefits table is an unfunded supplemental retirement plan with a liability of $22.4 million, $7.1 million and $8.0 million at December 31, 2001, May 27, 2001 and May 28, 2000, respectively.

                              DEAN HOLDING COMPANY

                                                             PREDECESSOR
                                              ------------------------------------------
                                              PERIOD FROM
                                              MAY 28, 2001
                                                   TO           FISCAL YEAR ENDED MAY
                                              DECEMBER 31,   ---------------------------
                                                  2001        2001      2000      1999
                                              ------------   -------   -------   -------
                                                            (IN THOUSANDS)
Components of Net Periodic Benefit Cost
  Service cost..............................    $13,717      $16,039   $14,189   $12,429
  Interest cost.............................      7,627        9,536     9,343     7,429
  Expected return on plan assets............     (7,158)      (9,035)   (9,150)   (6,867)
  Amortization of unrecognized transition
     obligation.............................       (366)        (488)     (488)     (461)
  Amortization of prior service cost........        206          260       215       203
  Amortization of unrecognized net gain.....        267          297       432       722
                                                -------      -------   -------   -------
Net periodic benefit cost...................    $14,293      $16,609   $14,541   $13,455
                                                =======      =======   =======   =======

     Defined Contribution Plans -- We sponsor contributory savings plans that allow employees to make regular contributions of up to 16% of their salary, subject to certain limitations prescribed by the Internal Revenue Service. We contribute an additional amount equal to 50% of the first 6% of salary contributed by the employee.

     Multi-Employer Pension Plans -- Certain of our subsidiaries contribute to various multi-employer union pension plans, which are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by our other plans. The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable or reasonably possible.

15.  POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     We provided health care and life insurance benefits to certain retired employees and their eligible dependents. Employees are eligible for such benefits subject to minimum age and service requirements. Eligible employees that retire before normal retirement age, along with their dependents, are entitled to benefits on a shared contribution basis. Substantially all benefits terminate at age sixty-five. We retain the right to modify or eliminate these benefits.

                              DEAN HOLDING COMPANY

     The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

                                                    SUCCESSOR          PREDECESSOR
                                                   ------------   ---------------------
                                                   DECEMBER 31,    MAY 27,     MAY 28,
                                                       2001          2001        2000
                                                   ------------   ----------   --------
                                                              (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of period........    $ 11,344     $   11,039   $  7,698
  Service cost...................................         211            256        200
  Interest cost..................................         570            761        496
  Actuarial loss.................................       3,336          1,060      1,854
  Plan amendments................................                                 2,021
  Divested entities..............................        (268)
  Benefits paid..................................      (1,400)        (1,772)    (1,230)
                                                     --------     ----------   --------
Benefit obligation at end of period..............      13,793         11,344     11,039
Fair value of plan assets at end of period.......           0              0          0
                                                     --------     ----------   --------
Funded status....................................     (13,793)       (11,344)   (11,039)
  Unrecognized prior service cost................                      2,109      2,362
  Unrecognized net loss..........................                      6,233      5,657
                                                     --------     ----------   --------
Net amount recognized -- accrued benefit
  liability......................................    $(13,793)    $   (3,002)  $ (3,020)
                                                     ========     ==========   ========
Weighted-average assumptions:
Discount rate....................................        6.75%          7.25%      7.50%
Health care inflation:
Initial rate.....................................       11.00%          5.50%      6.00%
Ultimate rate....................................        5.00%          5.00%      5.00%
Year of ultimate rate achievement................        2013           2002       2002

                                                               PREDECESSOR
                                                  -------------------------------------
                                                  PERIOD FROM
                                                    MAY 28,
                                                    2001 TO      FISCAL YEAR ENDED MAY
                                                  DECEMBER 31,   ----------------------
                                                      2001        2001     2000    1999
                                                  ------------   ------   ------   ----
                                                             (IN THOUSANDS)
Components of net periodic benefit cost:
Service and interest cost.......................     $  781      $1,017   $  696   $388
Amortization of unrecognized net gain...........        190         484      337     46
Amortization of prior service cost..............        450         253       38
                                                     ------      ------   ------   ----
Net periodic benefit cost.......................     $1,421      $1,754   $1,071   $434
                                                     ======      ======   ======   ====

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost components...     $     75         $    (70)
Effect on post-retirement obligation......................          625             (600)

                              DEAN HOLDING COMPANY

     We retained the earned pension and other post-retirement benefits liabilities related to NRP for liabilities through the date of acquisition by New Dean. Accordingly the information disclosed in the tables above includes continuing and discontinued operations. The corresponding liabilities for Dean SoCal are retained by the parent through the date of acquisition.

16.  PLANT CLOSING

     As part of an overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs of $6.1 million and $18.1 million during fiscal years 2000 and 1999.

     The principal components of the plans approved during fiscal years 2000 and 1999 included the following:

     - Workforce reduction as a result of plant closings, plant rationalizations and consolidation of administrative functions. The plans included an overall reduction of 118 people in 2000 and 400 people in 1999, primarily plant employees associated with the plant closings and rationalization. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated. Fiscal year 2000 and 1999 plant closings were completed by the end of the second quarter of fiscal year 2001.

     - Shutdown costs included those costs that are necessary to prepare the plant facilities for closure.

     - Additional costs to be incurred after shutdown included lease obligations or termination costs, utilities and property taxes after shutdown of the plant.

     - Write-downs of property, plant and equipment and other assets were primarily for asset impairments as a result of facilities that were no longer used in operations. The impairments related primarily to owned building, land and equipment at the facilities which were being sold and were written down to their estimated fair value.

     In addition, we recorded plant closing costs of $0.4 million during the period from May 28, 2001 to December 31, 2001 to close one Specialty Foods plant.

17.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                             PREDECESSOR
                                              ------------------------------------------
                                              PERIOD FROM
                                              MAY 28, 2001
                                                   TO           FISCAL YEAR ENDED MAY
                                              DECEMBER 31,   ---------------------------
                                                  2001        2001      2000      1999
                                              ------------   -------   -------   -------
                                                            (IN THOUSANDS)
Cash paid for interest and financing
  charges, net of capitalized interest......   $  39,325     $66,851   $49,559   $39,125
Cash paid for taxes.........................       4,178      36,294    39,400    83,313
Non-cash Transactions:
  Dividend of National Refrigerated Products
     to parent..............................    (408,252)
  Contributions of Dean SoCal from parent...      94,220

18.  COMMITMENTS AND CONTINGENCIES

     Guaranty of New Dean's Obligations Under Its Senior Credit
Facility -- Certain of New Dean's subsidiaries, including us, were required, effective as of the merger date, to guarantee New Dean's indebtedness under its new $2.7 billion credit facility. We pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for the guaranty. The senior credit

                              DEAN HOLDING COMPANY
facility provides New Dean with an $800.0 million revolving line of credit, a Tranche A $900.0 million term loan and a Tranche B $1.0 billion term loan. At closing, New Dean borrowed $1.9 billion under this facility's term loans. Proceeds of these borrowings were used to repay debt under the terminated credit facilities, to pay the merger consideration to our former shareholders, to repay our former revolving credit facility and certain other obligations, to purchase Dairy Farmers of America's ownership stake in New Dean's Dairy Group, and to pay certain transaction costs. The $800.0 million revolver was not used.

     Amounts outstanding under the senior credit facility bear interest at a rate per annum equal to one of the following rates, at New Dean's option:

     - a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points for the revolving credit facility and Tranche A term loan and varies from 125 to 200 basis points for the Tranche B term loan, depending on New Dean's leverage ratio (which is the ratio of defined indebtedness to EBITDA), or

     - the London Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points for the revolving credit facility and Tranche A term loan and varies from 250 to 325 basis points for the Tranche B term loan, depending on New Dean's leverage ratio.

     The interest rate in effect on the senior credit facility, including the applicable interest rate margin, was 4.67% at December 31, 2001. Interest is payable quarterly or at the end of the applicable interest period. Scheduled principal payments on the Tranche A $900.0 million term loan are due in the following installments:

     - $16.87 million quarterly from March 31, 2002 through December 31, 2002;

     - $33.75 million quarterly from March 31, 2003 through December 31, 2004;

     - $39.38 million quarterly from March 31, 2005 through December 31, 2005;

     - $45.0 million quarterly from March 31, 2006 through December 31, 2006;

     - $56.25 million quarterly from March 31, 2007 through June 30, 2007; and

     - A final payment of $112.5 million on July 15 2007.

     Scheduled principal payments on the Tranche B $1.0 billion term loan are due in the following installments:

     - $1.25 million quarterly from March 31, 2002 through December 31, 2002;

     - $2.5 million quarterly from March 31, 2003 through December 31, 2007;

     - a payment of $472.5 million on March 31, 2008; and

     - A final payment of $472.5 million on July 15, 2008.

     No principal payments are due on the $800.0 million line of credit until maturity on July 15, 2007.

     The credit agreement requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, (2) upon the occurrence of certain debt and equity issuances when New Dean's leverage ratio is greater than 3.0 to 1.0, and (3) annually after December 31, 2002 when New Dean's leverage ratio is greater than 3.0 to 1.0. As of December 31, 2001, New Dean's leverage ratio was 3.47.

     The senior credit facility contains various financial and other restrictive covenants and requirements that New Dean maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate

                              DEAN HOLDING COMPANY
outstanding principal amount of defined indebtedness to EBITDA) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, this facility requires that New Dean maintain a minimum level of net worth (as defined by the agreement).

     New Dean's leverage ratio must be less than or equal to:

                           PERIOD                                RATIO
------------------------------------------------------------  ------------
12-21-01 through 12-31-02...................................  4.25 to 1.00
01-01-03 through 12-31-03...................................  4.00 to 1.00
01-01-04 through 12-31-04...................................  3.75 to 1.00
01-01-05 and thereafter.....................................  3.25 to 1.00

     New Dean's interest coverage ratio must be greater than or equal to 3.00 to 1.00.

     New Dean's consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter by an amount equal to 50% of New Dean's consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of December 31, 2001, the minimum net worth requirement was $1.2 billion.

     The facility also contains limitations for New Dean and its subsidiaries (including us and our subsidiaries) on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibits certain dispositions of property and restricts certain payments, including dividends.

     The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of New Dean's and its subsidiaries' other debt, a change in control and certain other material adverse changes in New Dean's and its subsidiaries' businesses. The agreement does not contain any default triggers based on New Dean's debt rating.

     New Dean is currently in compliance with all of the requirements contained in its credit facility.

     Leases -- We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery and equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $33.6 million, $55.8 million, $50.9 million and $42.2 million for the period from May 28, 2001 to December 31, 2001 and fiscal years ended May 2001, 2000 and 1999, respectively.

                              DEAN HOLDING COMPANY

     Future minimum payments at December 31, 2001, under non-cancelable capital and operating leases with terms in excess of one year are summarized below:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2002........................................................  $1,725    $ 16,512
2003........................................................   1,720      16,061
2004........................................................   1,720      13,162
2005........................................................   2,675      10,901
2006........................................................               8,185
Thereafter..................................................              52,267
                                                              ------    --------
Total minimum lease payments................................   7,840    $117,088
                                                                        ========
Less amount representing interest...........................     920
                                                              ------
Present value of capital lease obligations..................  $6,920
                                                              ======

     Litigation, Investigations and Audits -- We and our subsidiaries are parties, in the ordinary course of business, to certain other claims, litigation, audits and investigations. We believe we have created adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2001 and for the fiscal years ended May 2001 and 2000. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

     The fair value of our long-term debt was determined using valuation techniques that considered cash flows discounted at current market rates and our best estimate for instruments without quoted market prices. At May 27, 2001 and May 28, 2000 the fair value of long-term debt was estimated to be $873.4 million and $718.7 million.

     At the date of the merger our long-term debt was revalued to its current market value. At December 31, 2001 this value approximates the fair value of long-term debt.

20.  BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     We currently have two reportable segments: Dairy Group and Specialty Foods. Our Dairy Group segment, which consists of our dairy operations, manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese and yogurt, as well as fruit juices and other flavored drinks and bottled water. Specialty Foods processes and markets pickles, powdered products such as non-dairy coffee creamers, and sauces and puddings.

     Prior to the acquisition by New Dean, we had a National Refrigerated Products ("NRP") segment. As a result of the acquisition by New Dean, as discussed in Note 2, we no longer have a reportable segment under current accounting rules. Prior periods have been restated to reflect NRP as a discontinued operation.

                              DEAN HOLDING COMPANY

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating profit not including non-recurring gains and losses and foreign exchange gains and losses.

     We do not allocate income taxes, management fees or unusual items to segments. In addition, not all segments have significant non-cash items other than depreciation and amortization in reported profit or loss. The amounts in the following tables are the amounts obtained from reports used by our executive management team for the period from May 28, 2001 through December 31, 2001 and fiscal years ended May 2001, 2000 and 1999:

                                                          PREDECESSOR
                                      ---------------------------------------------------
                                      PERIOD FROM
                                      MAY 28, 2001
                                           TO               FISCAL YEAR ENDED MAY
                                      DECEMBER 31,   ------------------------------------
                                          2001          2001         2000         1999
                                      ------------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
Net sales from external customers:
  Dairy Group.......................   $2,043,639    $3,246,463   $3,060,449   $2,811,441
  Specialty Foods...................      427,179       736,206      694,174      646,100
                                       ----------    ----------   ----------   ----------
  Total.............................   $2,470,818    $3,982,669   $3,754,623   $3,457,541
                                       ==========    ==========   ==========   ==========
Operating income:
  Dairy Group.......................   $   88,448    $  153,580   $  140,494   $   88,032
  Specialty Foods...................       46,524        70,464       80,209       76,044
  Corporate/Other...................      (54,976)      (59,507)     (38,003)     (35,714)
                                       ----------    ----------   ----------   ----------
  Total.............................       79,996       164,537      182,700      128,362
Other items:
  Interest expense and financing
     charges........................       38,417        70,655       49,338       38,041
  Gain on sale of note..............                    (10,000)
  Other (income) expense, net.......        5,078        (6,668)      (2,448)      (4,624)
                                       ----------    ----------   ----------   ----------
  Income from continuing operations
     before tax.....................   $   36,501    $  110,550   $  135,810   $   94,945
                                       ==========    ==========   ==========   ==========
Depreciation and amortization:
  Dairy Group.......................   $   48,234    $   90,273   $   76,196   $   63,327
  Specialty Foods...................       12,439        20,763       19,016       15,316
  Corporate/Other...................        3,962         7,673        4,878        3,310
                                       ----------    ----------   ----------   ----------
  Total.............................   $   64,635    $  118,709   $  100,090   $   81,953
                                       ==========    ==========   ==========   ==========
Assets:
  Dairy Group.......................   $2,143,132    $1,526,818   $1,317,208   $1,275,065
  Specialty Foods...................      636,192       418,185      403,434      390,521
  National Refrigerated Products....                    215,535      126,630      137,130
  Corporate/Other...................      161,105       121,132      128,495      109,160
                                       ----------    ----------   ----------   ----------
  Total.............................   $2,940,429    $2,281,670   $1,975,767   $1,911,876
                                       ==========    ==========   ==========   ==========

                              DEAN HOLDING COMPANY

                                                          PREDECESSOR
                                      ---------------------------------------------------
                                      PERIOD FROM
                                      MAY 28, 2001
                                           TO               FISCAL YEAR ENDED MAY
                                      DECEMBER 31,   ------------------------------------
                                          2001          2001         2000         1999
                                      ------------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
Capital expenditures:
  Dairy Group.......................   $   37,057    $   84,530   $  111,228   $  106,772
  Specialty Foods...................        6,434        15,610       15,082       14,574
  Corporate/Other...................        4,778         5,838        2,621        4,494
                                       ----------    ----------   ----------   ----------
  Total.............................   $   48,269    $  105,978   $  128,931   $  125,840
                                       ==========    ==========   ==========   ==========

     Substantially all of our business is within the United States. Intersegment sales are not material. We have no one customer within any segment which represents greater than ten percent of our consolidated revenues.

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the period from May 28, 2001 to December 31, 2001 and fiscal years 2001 and 2000 (in thousands). Financial information for all periods has been restated to reflect NRP as a discontinued operation.

                                                          QUARTER
                                    ---------------------------------------------------
                                      FIRST          SECOND        THIRD       FOURTH
                                    ----------     ----------     --------   ----------
Period from May 28, 2001 to
  December 31, 2001:
  Net sales(1)(2).................  $1,041,637     $1,035,636
  Gross profit(1)(2)..............     221,317        229,931
  Net income(1)(2)(3).............      13,129         26,955
2001:
  Net sales(2)....................  $  962,892     $  995,073     $987,959   $1,036,745
  Gross profit(2).................     224,404        231,653      223,634      228,343
  Net income......................      26,448         29,807(5)    16,616        1,781(6)
2000:
  Net sales(2)(4).................  $  926,984     $  986,605     $901,277   $  939,757
  Gross profit(2)(4)..............     211,677        210,125      206,679      218,579
  Net income......................      27,835         27,010       25,177       26,096(7)

---------------

(1) The predecessor's results of operations for the month of December 2001 are as follows: net sales $393,545, gross profit $89,385 and net loss $4,169.

(2) Net sales and gross profit have been restated to reflect the results of NRP as discontinued operations. The effect on this restatement was to decrease net sales by $102,259 and $109,007 in the first and second quarter of the period from May 28 to December 31, 2001, and to decrease net sales by $85,963, $103,898, $103,007 and $106,706 in the first, second, third and fourth quarter of fiscal year 2001 and to decrease net sales by $68,597, $75,270, $72,503, and $74,227 in the first, second, third and fourth quarter of fiscal year 2000. In addition, the effect of the restatement decreased gross profit by $21,461 and $28,500 in the first and second quarters of the period from May 28, 2001 to December 31, 2001, and decreased gross profit by $22,839, $19,863, $22,065 and $21,735 in the first, second, third and fourth quarter of fiscal year 2001 and

                              DEAN HOLDING COMPANY

    $21,124, $22,756, $22,600 and $23,684 in the first, second, third and fourth quarter of fiscal year 2000. The restatement did not affect net income.

(3) Includes charges of $3,718, $9,821, and $16,461 for merger-related costs for the first quarter, second quarter and month of December of the period from May 28, 2001 to December 31, 2001, respectively. The month of December also includes a charge of $366 for a plant closure.

(4) Net sales and gross profit for fiscal 2001 and 2000 have been restated to reflect the adoption of Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of fiscal 2001. The effect of the adoption was to increase net sales by $8,857, $9,420 and $10,589 in the first, second and third quarters of fiscal 2001, respectively, and to increase net sales by $8,353, $8,611, $9,708 and $10,264 in the first, second, third and fourth quarters of fiscal 2000, respectively. In addition, the effect of the adoption was to increase gross profit by $8,267, $8,964 and $9,769 in the first, second and third quarters of fiscal 2001, respectively, and to increase gross profit by $7,577, $7,558, $8,573, and $9,450 in the first, second, third and fourth quarters of fiscal 2000, respectively. Net sales have also been restated to reflect the adoption of Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" in the first quarter of fiscal year 2002. The effect of the adoption was to decrease net sales by $14,318, $13,911, $12,928 and $16,966 in the first, second, third and fourth quarters of fiscal year 2001 and to decrease net sales by $14,132, $13,746, $12,744 and $16,730 in the first, second, third and fourth quarters of fiscal year 2000. The adoption of Issue No. 00-10, 00-14 and 00-25 did not impact net income.

(5) Includes a gain of $10,000 related to sale of a note associated with the divestiture of our vegetables business in fiscal 1999.

(6) Includes a charge of $22,151 for merger-related costs.

(7) Includes a charge of $6,078 related to plant closures.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Dean Holding Corporation
Dallas, Texas

     We have audited the consolidated financial statements of Dean Holding Company and subsidiaries (the "Company") (formerly known as Dean Foods Company) as of December 31, 2001 and for the period from May 28, 2001 to December 31, 2001, and have issued our report thereon dated March 4, 2002; such report is included elsewhere in this Form 10-KT. Our audit also included the consolidated financial statement schedule of Dean Holding Company and subsidiaries listed in
Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 4, 2002

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
  Shareholder of Dean Holding Company:

     Our audits of the consolidated financial statements referred to in our report dated June 26, 2001, except as to Notes 2 and 4, which are as of December 21, 2001, appearing in the Dean Holding Company Annual Report on Form 10-KT for the period from May 28, 2001 to December 31, 2001, also included an audit of the financial statement schedule for each of the three years in the period ended May 27, 2001 as listed in Item 14 of this Form 10-KT. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
June 26, 2001, except as to Notes 2 and 4, which
  are as of December 21, 2001
Chicago, Illinois

                                  SCHEDULE II
                              DEAN HOLDING COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
               PERIOD FROM MAY 28, 2001 TO DECEMBER 31, 2001 AND
                  FISCAL YEARS ENDED MAY 2001, 2000, AND 1999

     Allowance for doubtful accounts deducted from accounts receivable:

                                                                               RECOVERIES      WRITE-OFF
                       BALANCE --                                                  OF             OF
                       BEGINNING    CHARGED TO                                  ACCOUNTS     UNCOLLECTIBLE     BALANCE
        YEAR            OF YEAR       INCOME     ACQUISITIONS   DISPOSITIONS   WRITTEN OFF     ACCOUNTS      END OF YEAR
        ----           ----------   ----------   ------------   ------------   -----------   -------------   -----------
                                                                (IN THOUSANDS)
1999.................   $ 4,014       $1,301        $3,250                                      $(1,243)       $ 7,322
2000.................     7,322        3,426                                                     (4,691)         6,057
2001.................     6,057        2,093           400                                       (2,695)         5,855
December 31, 2001....     5,855        4,388           188          (550)                        (1,584)         8,297

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 3, 2002, we dismissed PricewaterhouseCoopers LLP as our independent auditors and engaged Deloitte & Touche LLP, independent accountants for New Dean, as our independent auditors. Please see our Current Report on Form 8-K dated January 7, 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements

          The following consolidated financial statements are filed as part of this report or are incorporated herein as indicated:

                                                              PAGE
                                                              ----
Independent Auditors' Reports...............................  F-1
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 2001, May 27,
  2001 and May 28, 2000.....................................  F-3
Predecessor Consolidated Statements of Income for the period from May 28, 2001 to December 31, 2001 and the fiscal
  years ended May 2001, 2000 and 1999.......................  F-4
Consolidated Statements of Stockholders' Equity for the
  period from May 28, 2001 to December 31, 2001 and the
  fiscal years ended May 2001, 2000 and 1999................  F-5
Predecessor Consolidated Statements of Cash Flows for the
  period from May 28, 2001 to December 31, 2001 and the
  fiscal years ended May 2001, 2000 and 1999................  F-6
Notes to Consolidated Financial Statements..................  F-7

     Financial Statement Schedules

          Independent Auditors' Report

          Schedule II -- Valuation and Qualifying Accounts

     Exhibits

          See Index to Exhibits.

     Reports on Form 8-K

        We filed a Current Report on Form 8-K on December 18, 2001 announcing second quarter and six-month operating results and earnings per share. We filed an unaudited condensed consolidated income statement and an unaudited condensed consolidated balance sheet with this Form 8-K.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          By:     /s/ BARRY A. FROMBERG
                                            ------------------------------------
                                                     Barry A. Fromberg
                                                Executive Vice President and
                                                  Chief Financial Officer

Dated April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                         TITLE                       DATE
                       ----                                         -----                       ----

              /s/ BARRY A. FROMBERG                      Principal Accounting Officer       April 1, 2002
 ------------------------------------------------
                Barry A. Fromberg


             /s/ MICHELLE P. GOOLSBY                            Sole Director               April 1, 2002
 ------------------------------------------------
               Michelle P. Goolsby

                               INDEX TO EXHIBITS

     Explanatory Note: References in this Index to "Old Dean" are references to the registrant, Dean Holding Company. References to "New Dean" are references to the registrant's parent, Dean Foods Company (formerly known as Suiza Foods Corporation).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger, dated April 4, 2001 among us, Blackhawk Acquisition Corp. and Suiza Foods
                            Corporation (incorporated by reference from New Dean's
                            8-K dated April 5, 2001, File No. 1-12755).
           3.1           -- Certificate of Incorporation (filed herewith).
           3.2           -- Certificate of Amendment to Certificate of Incorporation
                            (filed herewith).
           3.3           -- Amended and Restated Bylaws (filed herewith).
           4.1           -- Specimen of Common Stock Certificate (filed herewith).
           4.2           -- Form of Senior Indenture related to our 6.625% ($200
                            million) and 8.15% ($250 million) senior notes
                            (incorporated by reference from Old Dean's Registration
                            Statement on Form S-3 filed on January 23, 1998, File No.
                            333-44851).
           4.3           -- Form of senior debt securities (incorporated by reference from Old Dean's Registration Statement on Form S-3 filed
                            on January 23, 1998, File No. 333-44851).
           4.4           -- Form of Senior Indenture related to our 6.75% ($100
                            million) and 6.9% ($150 million) senior notes
                            (incorporated by reference from Old Dean's Registration
                            Statement on Form S-3 filed January 19, 1995, File No.
                            33-57353).
           4.5           -- Form of senior debt securities related to our 6.75% ($100 million) and 6.9% ($150 million) senior notes
                            (incorporated by reference from Old Dean's Registration
                            Statement on Form S-3 filed January 19, 1995, File No.
                            33-57353).
          10.1           -- Securities Exchange Agreement dated December 21, 2001
                            between us and Morningstar Foods, Inc. regarding the Dean
                            SoCal/NRP exchange (incorporated by reference from Old
                            Dean's 8-K dated January 7, 2002, File No. 1-08262).
          10.2           -- Form of Joinder Agreement dated December 21, 2001
                            executed by us and certain of our subsidiaries in favor
                            of certain lenders to our parent company (filed
                            herewith).
          10.3           -- Form of Security Agreement dated December 21, 2001
                            executed by us and certain of our subsidiaries in favor
                            of certain lenders to our parent company (filed
                            herewith).
          10.4           -- Amended and Restated Receivables Purchase Agreement dated
                            December 21, 2001 executed by certain of our subsidiaries
                            in connection with our parent company's
                            receivables-backed loan (incorporated by reference from
                            New Dean's 2001 Annual Report on Form 10-K filed April 1,
                            2002, File No. 1-12755).
          10.5           -- Amended and Restated Receivables Sale Agreement dated
                            December 21, 2001 executed by certain of our subsidiaries
                            in connection with New Dean's receivables-backed loan
                            (incorporated by reference to New Dean's 2001 Annual
                            Report on Form 10-K filed April 1, 2002, File No.
                            1-12755).
          12             -- Computation of Ratio of Earnings to Fixed Charges (filed herewith).