Form 10-Q
period 2002-03-31
DEAN HOLDING CO
filed 2002-05-15
CIK 27500

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ____________________

                        COMMISSION FILE NUMBER 001-12755


                              DEAN HOLDING COMPANY
            (Exact name of the registrant as specified in its charter


                               [DEAN FOODS LOGO]


                                 ---------------

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

                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The registrant meets the conditions specified in General Instruction H(1) to Form 10-Q and, therefore, is filing this form with the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.


================================================================================

                                TABLE OF CONTENTS


                                                                                                                               Page
                                                                                                                               ----
PART I -- FINANCIAL INFORMATION

         Item 1 -- Financial Statements....................................................................................     3

         Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations...................    15


PART II -- OTHER INFORMATION

         Item 6 -- Exhibits and Reports on Form 8-K........................................................................    17

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DEAN HOLDING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2002               2001
                                                                                  -----------        ------------
                                                                                  (unaudited)

                                     Assets

Current assets:
   Cash and cash equivalents ..............................................       $     2,007        $    15,920
   Receivable from parent .................................................            38,243             29,000
   Accounts receivable, net ...............................................           291,936            292,926
   Inventories ............................................................           234,588            242,977
   Deferred income taxes ..................................................            91,668             88,500
   Prepaid expenses and other current assets ..............................            31,222             30,624
                                                                                  -----------        -----------
         Total current assets .............................................           689,664            699,947
Property, plant and equipment, net ........................................           606,762            624,149
Goodwill ..................................................................         1,368,203          1,358,270
Identifiable intangibles and other assets .................................           257,019            258,063
                                                                                  -----------        -----------

         Total ............................................................       $ 2,921,648        $ 2,940,429
                                                                                  ===========        ===========

                           Liabilities and Stockholder's Equity

Current liabilities:
   Accounts payable and accrued expenses ..................................       $   443,579        $   491,526
   Income taxes payable ...................................................            37,203             31,307
   Current portion of long-term debt ......................................             1,487              1,493
                                                                                  -----------        -----------
         Total current liabilities ........................................           482,269            524,326
Long-term debt ............................................................           781,161            814,500
Other long-term liabilities ...............................................           147,203            151,635
Deferred income taxes .....................................................           126,064            123,613

Commitments and contingencies (Note 10)

Stockholder's equity:
   Common stock, 1,000 shares issued and outstanding ......................
   Additional paid-in capital .............................................         1,356,293          1,326,355
   Retained earnings ......................................................            28,857
   Accumulated other comprehensive loss ...................................              (199)
                                                                                  -----------        -----------
         Total stockholder's equity .......................................         1,384,951          1,326,355
                                                                                  -----------        -----------

         Total ............................................................       $ 2,921,648        $ 2,940,429
                                                                                  ===========        ===========



            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)


                                                                        SUCCESSOR         PREDECESSOR
                                                                     ---------------    ---------------
                                                                      THREE MONTHS       THREE MONTHS
                                                                     ENDED MARCH 31,    ENDED MARCH 31,
                                                                          2002                2001
                                                                     ---------------    ---------------
                                                                                (unaudited)

Net sales .......................................................       $ 956,485          $ 991,141
Cost of sales ...................................................         729,445            768,693
                                                                        ---------          ---------
Gross profit ....................................................         227,040            222,448
Operating costs and expenses:
   Selling and distribution .....................................         134,009            142,838
   General and administrative ...................................          30,907             34,548
   Amortization of intangibles ..................................           1,667              5,340
                                                                        ---------          ---------
         Total operating costs and expenses .....................         166,583            182,726
                                                                        ---------          ---------

Operating income ................................................          60,457             39,722
Other (income) expense:
   Interest expense, net ........................................          14,080             18,270
   Other (income) expense, net ..................................            (885)              (263)
                                                                        ---------          ---------
         Total other (income) expense ...........................          13,195             18,007
                                                                        ---------          ---------

Income from continuing operations before income taxes ...........          47,262             21,715
Income taxes ....................................................          18,405              8,306
                                                                        ---------          ---------

Income from continuing operations ...............................          28,857             13,409
Income from discontinued operations, net of tax .................                                802
                                                                        ---------          ---------
Net income ......................................................       $  28,857          $  14,211
                                                                        =========          =========



            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                                  SUCCESSOR         PREDECESSOR
                                                                                               ---------------    ---------------
                                                                                                THREE MONTHS       THREE MONTHS
                                                                                               ENDED MARCH 31,    ENDED MARCH 31,
                                                                                                    2002               2001
                                                                                               ---------------    ---------------
                                                                                                          (unaudited)

Cash flows from operating activities:
    Income from continuing operations ........................................................    $ 28,857          $ 13,409
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ........................................................      19,501            27,714
        Gain on disposition of assets ........................................................         (11)              (35)
        Deferred income taxes ................................................................        (717)               38
        Other, net ...........................................................................          22               (35)
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable ...............................................................      (2,324)            7,726
           Inventories .......................................................................       8,389             2,091
           Prepaid expenses and other assets .................................................        (745)            1,930
           Accounts payable and accrued expenses and other liabilities .......................     (11,579)          (26,175)
           Income taxes ......................................................................       5,896             1,867
                                                                                                  --------          --------
             Net cash provided by operating activities .......................................      47,289            28,530

Cash flows from investing activities:
    Capital expenditures .....................................................................      (7,785)          (15,855)
    Proceeds from disposition of property, plant and equipment ...............................          24             1,266
    Capitalized information system costs......................................................        (623)           (1,160)
    Cash outflows for acquisitions ...........................................................     (15,901)
    Net proceeds from divestitures ...........................................................       2,561
    Other ....................................................................................       1,125
                                                                                                  --------          --------
             Net cash used in investing activities ...........................................     (20,599)          (15,749)

Cash flows from financing activities:
   Repayment of debt .........................................................................     (29,242)              (51)
   Borrowing under revolving credit agreement, net ...........................................                        (3,215)
   Issuance of common stock, net of expenses .................................................                           945
   Cash dividends paid .......................................................................                        (8,198)
   Net transfer to parent ....................................................................     (11,361)
                                                                                                  --------          --------
             Net cash used in financing activities ...........................................     (40,603)          (10,519)
                                                                                                  --------          --------
Net cash used in discontinued operations .....................................................                        (6,831)
                                                                                                  --------          --------

Decrease in cash and cash equivalents ........................................................     (13,913)           (4,569)
Cash and cash equivalents, beginning of period ...............................................      15,920            82,477
                                                                                                  --------          --------
Cash and cash equivalents, end of period .....................................................    $  2,007          $ 77,908
                                                                                                  ========          ========



            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1.       GENERAL

         Change in Fiscal Year -- On December 21, 2001, immediately after we were acquired by Dean Foods Company (formerly known as Suiza Foods Corporation), our Board of Directors voted to change our fiscal year to conform to the fiscal year of Dean Foods Company. Accordingly, our fiscal year now ends on December 31, rather than on the last Sunday in May.

         Basis of Presentation -- The unaudited condensed consolidated financial statements contained in this report have been prepared on the same basis as the consolidated financial statements in our Annual Report on Form 10-KT for the period from May 28, 2001 to December 31, 2001. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2002 may not be indicative of our operating results for the full year. The condensed consolidated financial statements contained in this report should be read in conjunction with our 2001 consolidated financial statements contained in our Annual Report on Form 10-KT as filed with the Securities and Exchange Commission on April 1, 2002.

         This Quarterly Report, including these notes, have been written in accordance with the Securities and Exchange Commission's "Plain English" guidelines. Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Dean Holding Company and its subsidiaries.

         We have chosen December 31, 2001 as a "date of convenience" for recording the effects of our acquisition by Dean Foods Company. Accordingly, for financial statement purposes, we have treated the acquisition as if it occurred on December 31, 2001 rather than December 21, 2001.

         Our financial statements for all periods prior to December 31, 2001 have been prepared using our historical basis of accounting and are indicated in our consolidated financial statements as "Predecessor." The December 31, 2001 and March 31, 2002 balance sheets reflect the preliminary purchase price allocation related to the acquisition by Dean Foods Company.

         Recently Issued Accounting Pronouncements -- In May 2000, the Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which became effective for us May 28, 2001. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. In April 2001, the Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which also became effective for us May 28, 2001. Under this Issue, certain consideration paid to our customers (such as slotting fees) is required to be classified as a reduction of revenue, rather than recorded as an expense. Upon adoption of these Issues, certain sales incentives and trade spending amounts, which were classified in selling and distribution expense, were reclassified as a reduction of sales. For the three months ended March 31, 2001, $12.9 million was reclassified to conform to the new requirements. This change did not affect our reported net income.

         In June 2001, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations completed after June 30, 2001 are required to be accounted for by the purchase method. Our balance sheet reflects the new basis of accounting effective December 31, 2001 at fair value in accordance with purchase accounting requirements under SFAS No. 141. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires annual impairment tests. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard.

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

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Our adoption of this standard will not have a material impact on our consolidated financial statements.

2.       ACQUISITION BY DEAN FOODS COMPANY

         On December 21, 2001, we were acquired by Dean Foods Company (formerly known as Suiza Foods Corporation). To accomplish this transaction, we were merged with and into Blackhawk Acquisition Corp., a wholly owned subsidiary of Dean Foods Company. Blackhawk Acquisition Corp. survived the merger and immediately changed its name to Dean Holding Company, our current name. Immediately after completion of the merger, Suiza Foods Corporation changed its name to Dean Foods Company. We are now a wholly-owned subsidiary of Dean Foods Company.

         As a result of the merger, each share of our common stock was converted into .858 (on a split-adjusted basis) shares of Dean Foods Company common stock and the right to receive $21.00 in cash.

         Dean Foods Company accounted for its acquisition of us as a purchase. The aggregate purchase price recorded at Dean Foods Company was $1.6 billion, including $756.8 million of cash, common stock valued at $739.4 million and estimated transaction costs of $55.7 million. The value of the approximately 31 million common shares issued was determined based on the average market price of Dean Foods Company common stock around the date of the announcement. This purchase price and the related purchase accounting adjustments, including goodwill, have been "pushed down" and are reflected in our December 31, 2001 and March 31, 2002 balance sheets.

         Dean Foods Company has not completed a final allocation of the purchase price to the fair values of our assets and liabilities and the related business integration plans. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets (some of which will have indefinite lives) and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocations, such difference would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill.

3.       DIVESTITURES

         Divestiture of Plants -- In order to obtain regulatory approval for our acquisition by Dean Foods Company, certain plants located in areas where our operations overlapped with the operations of Dean Foods Company were required to be divested. Four of the divested dairies were owned by us, including Coburg Dairy based in North Charleston, South Carolina; Cream O Weber based in Salt Lake City, Utah; H. Meyer Dairy based in Cincinnati, Ohio; and U.C. Milk ("Goldenrod") based in Madisonville, Kentucky. In order to accomplish the divestitures, on December 21, 2001, immediately after our merger with Blackhawk Acquisition Corporation was completed, we dividended these dairies to Dean Foods Company, our sole shareholder. The dividend was recorded at book value after applicable purchase accounting adjustments, with no gain or loss recorded. Prior periods have not been restated to reflect the divestitures.

         Exchange of National Refrigerated Products for Dean SoCal -- Also in connection with our acquisition by Dean Foods Company, on December 21, 2001, we entered into a Securities Exchange Agreement with Morningstar Foods Inc., another wholly-owned subsidiary of Dean Foods Company, pursuant to which, on December 21, 2001 immediately after consummation of the acquisition, we exchanged the operations of our former National Refrigerated Products ("NRP") segment for the operations of Dean SoCal, a subsidiary of Dean Foods Company Dairy Group. Accordingly, we no longer have our NRP segment, and we have presented this group as a discontinued operation in the accompanying financial statements. We accounted for this exchange as a dividend in our Consolidated Financial Statements. Dean SoCal operates two plants in Southern California and produces a full line of dairy and related products under the Swiss(R) and Adohr Farms(R) brands. Dean SoCal is now operated as part of our Dairy Group and was accounted for as a contribution in our Consolidated Financial Statements at December 31, 2001 and March 31, 2002. Dean SoCal's operating results are included in our Consolidated Financial Statements at March 31, 2002.

         Divestitures of DFC Transportation and Boiled Peanut Business -- On January 4, 2002, we completed the sale of the stock of DFC Transportation Company, which was a part of our Specialty Foods segment. On February 7, 2002, we completed the sale of the assets related to the boiled peanut business of Dean Specialty Foods Company, a part of our Specialty Foods segment.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, we adopted SFAS No. 142, as discussed in more detail in Note 1. As required by SFAS No. 142, our results for the first quarter of 2001 have not been restated. The following sets forth a reconciliation of net income for the three months ended March 31, 2002 and 2001 as if SFAS No. 142 had been adopted January 1, 2001.

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             -----------------------
                                                                              2002             2001
                                                                             ------           ------
                                                                                  (In thousands)
         Reported net earnings..........................................     $28,857         $14,211

         Goodwill amortization, net of tax .............................                       1,937

         Trademark amortization, net of tax ............................                         635
                                                                             -------         -------
         Adjusted earnings..............................................     $28,857         $16,783
                                                                             =======         =======

         The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                                               SPECIALTY
                                               DAIRY GROUP       FOODS          TOTAL
                                               -----------     ---------        -----
                                                          (In thousands)
Balance at December 31, 2001 ..............    $1,068,270       $290,000     $1,358,270
Purchase accounting adjustments ...........         1,496          8,437          9,933
                                               ----------       --------     ----------
Balance at March 31, 2002 .................    $1,069,766       $298,437     $1,368,203
                                               ==========       ========     ==========

         The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2002 and December 31, 2001 are as follows:

                                                            MARCH 31, 2002                     DECEMBER 31, 2001
                                                 -----------------------------------     ------------------------------------
                                                  GROSS                       NET         GROSS                        NET
                                                 CARRYING     ACCUMULATED   CARRYING     CARRYING     ACCUMULATED    CARRYING
                                                  AMOUNT      AMORTIZATION   AMOUNT       AMOUNT      AMORTIZATION    AMOUNT
                                                 --------     ------------  --------     --------     ------------   --------
                                                                                (In thousands)
Intangible assets with indefinite lives:
  Trademarks ..................................  $196,178      $        0   $196,178     $196,178      $         0   $196,178
Intangible assets with finite lives:
  Customer-related ............................    30,500          (1,384)    29,116       30,500                0     30,500
                                                 --------      ----------   ---------    --------      -----------   --------
Total other intangibles .......................  $226,678      $   (1,384)  $225,294     $226,678      $         0   $226,678
                                                 ========      ==========   =========    ========      ===========   ========

         Amortization expense on intangible assets, excluding goodwill, for the three months ended March 31, 2002 and 2001 was $1.4 million and $1.0 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in thousands):

2003                   $4,497
2004                   $2,503
2005                   $2,283
2006                   $2,062
2007                   $1,942


5.       INVENTORIES

                                                                        AT MARCH 31,      AT DECEMBER 31,
                                                                            2002               2001
                                                                        ------------      ---------------
                                                                                (In thousands)

Raw materials and supplies ......................................         $  68,534          $  65,863
Finished goods ..................................................           166,438            177,114
Less excess of current cost over stated value of last-in,
first-out inventories ...........................................              (384)
                                                                          ---------          ---------
     Total ......................................................         $ 234,588          $ 242,977
                                                                          =========          =========


6.       LONG-TERM DEBT

                                                                                 AT MARCH 31,     AT DECEMBER 31,
                                                                                    2002               2001
                                                                                -------------     ---------------
                                                                                          (In thousands)

         $250 million senior notes, 8.15%, maturing in 2007 ..............         $ 250,556          $ 250,576
         $200 million senior notes, 6.625%, maturing in 2009 .............           182,820            187,357
         $150 million senior notes, 6.9%, maturing in 2017 ...............           124,765            124,579
         $100 million senior notes, 6.75%, maturing in 2005 ..............            95,967             95,699
         Receivables-backed loan .........................................            99,942            128,855
         Industrial development revenue bonds ............................            21,950             21,950
         Capitalized lease obligations ...................................             6,597              6,920
         Other obligations ...............................................                51                 57
                                                                                   ---------          ---------
                                                                                     782,648            815,993
         Less current portion ............................................            (1,487)            (1,493)
                                                                                   ---------          ---------
                Total ....................................................         $ 781,161          $ 814,500
                                                                                   =========          =========

         Senior Notes -- We had $700.0 million of senior notes outstanding at March 31, 2002, $250.0 million of which were issued during the first quarter of fiscal 2001. The net proceeds were used to fund acquisitions and to repay commercial paper. These notes remain outstanding after our acquisition by Dean Foods Company. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real property interests. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value.

         Receivables-Backed Loan -- On December 21, 2001, immediately upon completion of our acquisition by Dean Foods Company, certain of our subsidiaries sold their accounts receivable into Dean Foods Company's receivables securitization facility. The securitization is treated as a borrowing for accounting purposes. The receivables-backed loan bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. The average interest rate on the receivables-backed loan at March 31, 2002 was 2.13%.

         Industrial Development Revenue Bonds -- We have certain revenue bonds outstanding, one of which requires an annual sinking fund redemption, the amount of which will be of $0.3 million in 2002, increasing to $.9 million by 2012. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions, which at March 31, 2002 ranged from 1.6% to 1.7%.

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

         Interest Rate Agreements -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) became effective for us as of May 28, 2001. We do not currently have any derivative instruments. Prior to our acquisition by Dean Foods Company, we entered into interest rate swap agreements from time to time in order to hedge a portion of our interest rate exposure. On December 19, 2001, we sold our interest rate swap in anticipation of our acquisition by Dean Foods Company. During the period from May 28, 2001 to December 31, 2001, we recorded derivatives as of the effective date on our consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge was effective, as required by SFAS No. 133. Any ineffectiveness in cash flow hedges or fair value hedges was recorded as an adjustment to earnings and not other comprehensive income.

         Our adoption of this accounting standard as of May 28, 2001 resulted in the recognition of an asset related to our cash flow hedges of $2.1 million.

7.       COMPREHENSIVE INCOME

         Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $28.7 million and $14.1 million for the three months ended March 31, 2002 and 2001, respectively. The amounts of deferred income tax benefit allocated to each component of other comprehensive income (loss) during the three months ended March 31, 2002 are included below.


                                                                                    PRE-TAX            TAX              NET
                                                                                     LOSS            BENEFIT           AMOUNT
                                                                                   --------         ---------         --------
                                                                                                 (In thousands)

     Accumulated other comprehensive income December 31, 2001 ..................   $      0          $      0         $      0
     Cumulative foreign currency translation adjustment arising
        during period ..........................................................       (326)              127             (199)
                                                                                   --------          --------         --------
     Accumulated other comprehensive income (loss), March 31, 2002 .............   $   (326)         $    127         $   (199)
                                                                                   ========          ========         ========

8.       PLANT CLOSING COSTS

         Plant Closing Costs -- As part of the purchase price allocation, Dean Foods Company accrued costs to exit certain of our activities and operations, in order to rationalize production and reduce costs and inefficiencies. Dean Foods Company has implemented plans to close several plants and the Franklin Park administrative offices. Dean Foods Company will continue to finalize and implement its initial integration and rationalization plans throughout 2002, and expects to refine its estimate of amounts in the purchase price allocations associated with these plans.

         The principal components of the plans include the following:

     o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 557 plant and administrative personnel. The costs incurred are charged against our acquisition liabilities for these costs. As of March 31, 2002, 425 employees had not yet been terminated;

     o Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

     o Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

9.       SHIPPING AND HANDLING FEES

         In September 2000, the Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which became effective for us in the fourth quarter of fiscal year 2001. This issue required the disclosure of our accounting policies for shipping and handling costs and their income statement classification. Previously, we classified shipping and handling amounts billed to customers as revenue. However, certain costs incurred related to shipping and handling were classified as a reduction of revenue. As a result of our adoption of Issue No. 00-10 in the fourth quarter of fiscal 2001, prior years' shipping and handling costs were reclassified from net sales to cost of products sold and selling and distribution expenses. Those amounts totaled $9.3 million for the three months ended March 31, 2001. This change did not affect our reported net income. Shipping and handling costs in costs of sales include the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. These shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $95.7 million and $101.3 million during the three months ended March 31, 2002 and 2001.

10.      COMMITMENT AND CONTINGENCIES

         Guaranty of Dean Foods Company's Obligations Under Its Senior Credit Facility -- Certain of Dean Foods Company's subsidiaries, including us, were required, effective as of the merger date, to guarantee Dean Foods Company's indebtedness under its new $2.7 billion credit facility. We pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for the guaranty. The senior credit facility provides Dean Foods Company with an $800.0 million revolving line of credit, a Tranche a $900.0 million term loan and a Tranche B $1.0 billion term loan. At March 31, 2002, there were outstanding borrowings of $1.903 billion under this facility, in addition to $35.5 million of issued but undrawn letters of credit.

         Amounts outstanding under the revolver and the Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company's option:

         o a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points, depending on Dean Foods Company's leverage ratio (which is the ratio of defined indebtedness to EBITDA), or

         o the London Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points, depending on Dean Foods Company's leverage ratio.

         On April 30, 2002, Dean Foods Company entered into an amendment to its credit facility pursuant to which the interest rate for amounts outstanding under the Tranche B term loan was lowered by 50 basis points. Beginning May 1, 2002, borrowings under the Tranche B term loan will bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company's option:

         o a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 75 to 150 basis points, depending on Dean Foods Company's leverage ratio, or

         o LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 200 to 275 basis points, depending on Dean Foods Company's leverage ratio.

         Prior to the effective date of the amendment, the margin for base rate Tranche B borrowings was a range of 125 to 200 basis points and the margin for Tranche B LIBOR borrowings was a range of 250 to 325 basis points.

         The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 4.80% at March 31, 2002. Dean Foods Company has interest rate swap agreements in place, however, that hedge $925.0 million of its borrowings under this facility at an average rate of 5.95%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

         Interest is payable quarterly or at the end of the applicable interest period. Scheduled principal payments on the Tranche A $900.0 million term loan are due in the following installments:

         o     $16.87 million quarterly from March 31, 2002 through December 31,
               2002;

         o     $33.75 million quarterly from March 31, 2003 through December 31,
               2004;

         o     $39.38 million quarterly from March 31, 2005 through December 31,
               2005;

         o     $45.0 million quarterly from March 31, 2006 through December 31,
               2006;

         o     $56.25 million quarterly from March 31, 2007 through June 30,
               2007; and

         o     A final payment of $112.5 million on July 15, 2007.


         Scheduled principal payments on the Tranche B $1.0 billion term loan are due in the following installments:

         o     $1.25 million quarterly from March 31, 2002 through December 31,
               2002;

         o     $2.5 million quarterly from March 31, 2003 through December 31,
               2007;

         o     a payment of $472.5 million on March 31, 2008; and

         o     A final payment of $472.5 million on July 15, 2008.

         No principal payments are due on the $800.0 million line of credit until maturity on July 15, 2007.

         The credit agreement requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, (2) upon the occurrence of certain debt and equity issuances when Dean Foods Company's leverage ratio is greater than 3.0 to 1.0, and (3) annually after December 31, 2002 when Dean Foods Company's leverage ratio is greater than 3.0 to 1.0 As of March 31, 2002, Dean Foods Company's leverage ratio was 3.4 to 1.0.

         The senior credit facility contains various financial and other restrictive covenants and requirements that Dean Foods Company maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, this facility requires Dean Foods Company maintain a minimum level of net worth (as defined by the agreement).

     Dean Foods Company's leverage ratio must be less than or equal to:

PERIOD                                           RATIO
------                                       ------------
12-21-01 through 12-31-02 .................. 4.25 to 1.00
01-01-03 through 12-31-03 .................. 4.00 to 1.00
01-01-04 through 12-31-04 .................. 3.75 to 1.00
01-01-05 and thereafter .................... 3.25 to 1.00

     Dean Foods Company's interest coverage ratio must be greater than or equal to 3.00 to 1.00.

     Dean Foods Company's consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter by an amount equal to 50% of Dean Foods Company's consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of March 31, 2002, the minimum net worth requirement was $1.203 billion.

     The facility also contains limitations for Dean Foods Company and its subsidiaries (including us and our subsidiaries) on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibits certain dispositions of property and restricts certain payments, including dividends.

     The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of Dean Foods Company's and its subsidiaries' other debt, a change in control and certain other material adverse changes in Dean Foods Company's and its subsidiaries' businesses. The agreement does not contain any default triggers based on Dean Foods Company's debt rating.

     Dean Foods Company is currently in compliance with all of the requirements contained in its credit facility.

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

11.  BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     We currently have two reportable segments: Dairy Group and Specialty Foods. Our Dairy Group segment manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese and yogurt, as well as fruit juices and other flavored drinks and bottled water. Specialty Foods processes and markets pickles, powdered products such as non-dairy coffee creamers, and sauces and puddings.

     Prior to our acquisition by Dean Foods Company, we had an NRP segment. As a result of the acquisition by Dean Foods Company, as discussed in Note 3, we no longer have a reportable NRP segment under current accounting rules. Prior periods have been restated to reflect NRP as a discontinued operation.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our Consolidated Financial Statements contained in our Transitional Report on Form 10-KT for the period from May 28, 2001 to December 31, 2001. We evaluate performance based on operating profit not including non-recurring gains and losses and foreign exchange gains and losses.

         We do not allocate income taxes, management fees or unusual items to segments. In addition, not all segments have significant non-cash items other than depreciation and amortization in reported profit or loss. The amounts in the following tables are the amounts obtained from reports used by our executive management team for the three months ended March 31, 2002 and 2001:

                                                                       SUCCESSOR         PREDECESSOR
                                                                   ---------------     ---------------
                                                                     THREE MONTHS        THREE MONTHS
                                                                   ENDED MARCH 31,     ENDED MARCH 31,
                                                                         2002                2001
                                                                   ---------------     ---------------
                                                                             (In thousands)

         Net sales from external customers:
           Dairy Group .....................................         $   795,270          $   808,417
           Specialty Foods .................................             161,215              182,724
                                                                     -----------          -----------
           Total ...........................................         $   956,485          $   991,141
                                                                     ===========          ===========
         Operating income:
           Dairy Group .....................................         $    50,026          $    32,398
           Specialty Foods .................................              19,887               15,526
           Corporate/Other .................................              (9,456)              (8,202)
                                                                     -----------          -----------
           Total ...........................................         $    60,457          $    39,722
                                                                     ===========          ===========
         Assets:
           Dairy Group .....................................         $ 2,148,834          $ 1,493,348
           Specialty Foods .................................             608,006              434,400
           National Refrigerated Products ..................                                  193,752
           Corporate/Other .................................             164,808              166,856
                                                                     -----------          -----------
           Total ...........................................         $ 2,921,648          $ 2,288,356
                                                                     ===========          ===========

         Substantially all of our business is within the United States. Intersegment sales are not material. We have no one customer within any segment which represents greater than ten percent of our consolidated revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company is the leading processor and distributor of fresh milk and other dairy products in the United States, and a leader in the specialty foods industry. Our operations consist of two segments: Dairy Group and Specialty Foods. Our Dairy Group is part of the Dairy Group segment of Dean Foods Company and our Specialty Foods segment comprises the entirety of Dean Foods Company's Specialty Foods segment.

         As permitted by General Instruction H to Form 10-Q, in lieu of providing the information required by Item 7, we are providing only the information required by General Instruction H(2)(a).


RESULTS OF OPERATIONS

         The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales:

                                                               SUCCESSOR              PREDECESSOR
                                                        ---------------------  -------------------------
                                                          THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                MARCH 31,               MARCH 31,
                                                                  2002                    2001
                                                        ---------------------  -------------------------
                                                         DOLLARS      PERCENT       DOLLARS      PERCENT
                                                        ---------     -------      ---------     -------
                                                                      (Dollars in thousands)

     Net sales......................................... $ 956,485      100.0%      $ 991,141      100.0%
     Cost of sales.....................................   729,445       76.3         768,693       77.6
                                                        ---------      -----       ---------      -----

     Gross profit......................................   227,040       23.7         222,448       22.4

     Operating expenses:
         Selling and distribution......................   134,009       14.0         142,838       14.4
         General and administrative....................    30,907        3.2          34,548        3.5
         Amortization of intangibles...................     1,667         .2           5,340         .5
                                                        ---------      -----       ---------      -----
              Total operating expenses.................   166,583       17.4         182,726       18.4
                                                        ---------      -----       ---------      -----
              Total operating income................... $  60,457        6.3%      $  39,722        4.0%
                                                        =========      =====       =========      =====

         Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

         Financial information for all periods has been restated to reflect the results of our former NRP segment as a discontinued operation.

         Net Sales - Net sales decreased 3.5% to $956.5 million during the three-month period ended March 31, 2002 from $991.1 million in the three-month period ended March 31, 2001. Dairy Group sales decreased 1.6% in the three-month period ended March 31, 2002 to $795.3 million from $808.4 million in the three-month period ended March 31, 2001. The decrease was primarily the result of lower fluid milk and butterfat costs passed on to the customer through lower prices. Specialty Foods' net sales decreased 11.8% in the three-month period ended March 31, 2002 to $161.2 million from $182.7 million in the three month period ended March 31, 2001 primarily due to softness in branded pickle sales and overall softness in the food services industry.

        Operating Costs and Expenses - Our operating expense ratio was 17.4% in the three-month period ended March 31, 2002 compared to 18.4% in the three-month period ended March 31, 2001. These ratios were affected by

    o the implementation of FAS No. 142 on January 1, 2002, which eliminated the amortization of goodwill and certain other intangible assets, and

    o lower depreciation expense as a result of revaluing assets in conjunction with our acquisition by Dean Foods Company.


         The operating expense ratio in the Dairy Group was 17.8% in the three-month period ended March 31, 2002 compared to 18.3% in the three-month period ended March 31, 2001. The decrease is due to lower depreciation expense from revaluing fixed assets as part of our acquisition by Dean Foods Company and a reduction of expenses as a result of streamlining operations under new regional management. The operating expense ratio in the Specialty Foods segment, was 11.7% in the three-month period ended March 31, 2002 compared to 14.5% in the three-month period ended March 31, 2001.

         Operating Income - Operating income in the three-month period ended March 31, 2002 was $60.5 million, an increase of 52.2% from the three-month period ended March 31, 2001 operating income of $39.7 million. Operating margins in the Dairy Group increased to 6.3% in the three-month period ended March 31, 2002 from 4.0% in the three-month period ended March 31, 2001. Operating margins in Specialty Foods increased to 12.3% in the three-month period ended March 31, 2002 from 8.5% in the three-month period ended March 31, 2001. Corporate expenses decreased $7.5 million in the three-month period ended March 31, 2002 to $18.9 million from $26.4 million in the three-month period ended March 31, 2001. The decrease is primarily the result of the reduction of corporate staff and shifting of corporate responsibilities to Dean Foods Company as a result of our acquisition by Dean Foods Company.

         Other (Income) Expense - Total other expense in the three month period ended March 31, 2002 decreased by $4.8 million. For the three-month period ended March 31, 2002 interest expense, net of interest income, decreased $4.1 million to $14.1 million primarily due to lower short-term interest rates and lower debt as a result of the pay-off of our former revolving line of credit by Dean Foods Company upon completion of our acquisition by Dean Foods Company.

         Income Taxes - Our March 31, 2002 effective tax rate was 38.9% compared with 38.3% at March 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits

                  None

        (b)       Reports on Form 8-K

                    o Form 8-K filed January 7, 2002 in connection with our acquisition by Dean Foods Company

                    o Form 8-KA filed January 15, 2002 in connection with our acquisition by Dean Foods Company

                    o Form 8-KA filed March 6, 2002 in connection with our acquisition by Dean Foods Company

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DEAN HOLDING COMPANY

                                  /s/ Barry A. Fromberg
                                  ---------------------------------------------
                                  Barry A. Fromberg
                                  Executive Vice President,
                                  Chief Financial Officer (Principal Accounting Officer)

Date:   May 15, 2002