Form 10-Q
period 2002-06-30
DEAN HOLDING CO
filed 2002-08-14
CIK 27500

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (MARK
         ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                             OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM           TO
                        COMMISSION FILE NUMBER 001-12755

                              DEAN HOLDING COMPANY
           (Exact name of the registrant as specified in its charter)



                                (DEAN FOODS LOGO)

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

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
      PART I -- FINANCIAL INFORMATION
                Item 1 -- Financial Statements......................        2
                Item 2 -- Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations..........................................       13

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DEAN HOLDING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2002             2001
                                                                 ------------     ------------
                                                                 (UNAUDITED)
                            Assets
Current assets:
     Cash and cash equivalents .............................     $     21,306     $     15,920
     Receivable from parent ................................          104,528           29,000
     Accounts receivable, net ..............................          272,839          292,926
     Inventories ...........................................          216,112          242,977
     Deferred income taxes .................................           70,741           88,500
     Prepaid expenses and other current assets .............           38,655           30,624
                                                                 ------------     ------------
          Total current assets .............................          724,181          699,947

Property, plant and equipment, net .........................          599,373          624,149
Goodwill ...................................................        1,377,221        1,358,270
Identifiable intangibles and other assets ..................          255,188          258,063
                                                                 ------------     ------------
          Total ............................................     $  2,955,963     $  2,940,429
                                                                 ============     ============
         Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable and accrued expenses .................     $    419,053     $    491,526
     Income taxes payable ..................................           70,073           31,307
     Current portion of long-term debt .....................            1,586            1,493
                                                                 ------------     ------------
          Total current liabilities ........................          490,712          524,326

Long-term debt .............................................          798,633          814,500
Other long-term liabilities ................................          154,253          151,635
Deferred income taxes ......................................           87,595          123,613
Commitments and contingencies (Note 10)

Stockholder's equity:
     Common stock, 1,000 shares issued and outstanding......
     Additional paid-in capital ............................        1,356,816        1,326,355
     Retained earnings .....................................           67,490
     Accumulated other comprehensive income ................              464
                                                                 ------------     ------------
          Total stockholder's equity .......................        1,424,770        1,326,355
                                                                 ------------     ------------
          Total ............................................     $  2,955,963     $  2,940,429
                                                                 ============     ============


            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                  SUCCESSOR       PREDECESSOR        SUCCESSOR        PREDECESSOR
                                                                 ------------     ------------      ------------      ------------
                                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                     2002             2001              2002              2001
                                                                 ------------     ------------      ------------      ------------
                                                                          (unaudited)                        (unaudited)
Net sales......................................................  $    994,367     $  1,049,880      $  1,950,852      $  2,041,021
Cost of sales..................................................       745,951          824,299         1,475,396         1,592,992
                                                                 ------------     ------------      ------------      ------------
Gross profit...................................................       248,416          225,581           475,456           448,029
Operating costs and expenses:
       Selling and distribution................................       132,082          146,360           266,091           289,198
       General and administrative..............................        38,240           58,355            69,147            92,903
       Amortization of intangibles.............................         1,351            6,011             3,018            11,351
                                                                 ------------     ------------      ------------      ------------
          Total operating costs and expenses...................       171,673          210,726           338,256           393,452
                                                                 ------------     ------------      ------------      ------------
Operating income...............................................        76,743           14,855           137,200            54,577
Other (income) expense:
       Interest expense, net...................................        14,237           17,124            28,317            35,394
       Other (income) expense, net.............................            77             (440)             (808)             (703)
                                                                 ------------     ------------      ------------      ------------
          Total other (income) expense.........................        14,314           16,684            27,509            34,691
                                                                 ------------     ------------      ------------      ------------
Income (loss) from continuing operations before income taxes...        62,429           (1,829)          109,691            19,886
Income tax (benefit) expense.................................          23,796             (587)           42,201             7,719
                                                                 ------------     ------------      ------------      ------------
Income (loss) from continuing operations.......................        38,633           (1,242)           67,490            12,167
Income from discontinued operations, net of tax................                          2,339                               3,141
                                                                 ------------     ------------      ------------      ------------
Net income.....................................................  $     38,633     $      1,097      $     67,490      $     15,308
                                                                 ============     ============      ============      ============

            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                 SUCCESSOR          PREDECESSOR
                                                                                                 SIX MONTHS          SIX MONTHS
                                                                                               ENDED JUNE 30,      ENDED JUNE 30,
                                                                                                    2002                2001
                                                                                               --------------      --------------
                                                                                                           (UNAUDITED)
Cash flows from operating activities:
  Income from continuing operations ......................................................     $       67,490      $       12,167
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................             36,682              48,916
     Gain on disposition of assets .......................................................                 10                 238
     Deferred income taxes ...............................................................             (1,485)             16,439
     Merger related costs ................................................................                                 22,151
     Other, net ..........................................................................               (786)             (2,412)
     Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable ...............................................................             16,023              (5,191)
       Inventories .......................................................................             15,718              (3,202)
       Prepaid expenses and other assets .................................................             14,444              (1,835)
       Accounts payable, accrued expenses and other liabilities ..........................            (56,684)             (2,668)
       Income taxes ......................................................................             38,766             (14,298)
                                                                                               --------------      --------------
          Net cash provided by operating activities ......................................            130,178              70,305

Cash flows from investing activities:
  Capital expenditures ...................................................................            (18,903)            (39,977)
  Proceeds from disposition of property, plant and equipment .............................                198               2,036
  Capitalized information system costs ...................................................                                 (1,160)
  Cash outflows for acquisitions .........................................................            (17,156)
  Net proceeds from divestitures .........................................................              2,561
                                                                                               --------------      --------------
          Net cash used in investing activities ..........................................            (33,300)            (39,101)

Cash flows from financing activities:
  Repayment of debt ......................................................................            (12,770)             (3,389)
  Borrowing under revolving credit agreement, net ........................................                                (36,382)
  Issuance of common stock, net of expenses ..............................................                                  5,264
  Issuance of treasury stock .............................................................                                     82
  Cash dividends paid ....................................................................                                (16,274)
  Net transfer to parent .................................................................            (78,722)
                                                                                               --------------      --------------
          Net cash used in financing activities ..........................................            (91,492)            (50,699)

Net cash used in discontinued operations .................................................                                (19,154)
                                                                                               --------------      --------------
Increase (decrease) in cash and cash equivalents .........................................              5,386             (38,649)
Cash and cash equivalents, beginning of period ...........................................             15,920              82,477
                                                                                               --------------      --------------
Cash and cash equivalents, end of period .................................................     $       21,306      $       43,828
                                                                                               ==============      ==============

            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1. GENERAL

    Change in Fiscal Year -- On December 21, 2001, immediately after we were acquired by Dean Foods Company (formerly known as Suiza Foods Corporation), our Board of Directors voted to change our fiscal year to conform to the fiscal year of Dean Foods Company. Accordingly, our fiscal year now ends on December 31, rather than on the last Sunday in May.

    Basis of Presentation -- The unaudited condensed consolidated financial statements contained in this report have been prepared on the same basis as the consolidated financial statements in our Annual Report on Form 10-KT for the period from May 28, 2001 to December 31, 2001. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2002 may not be indicative of our operating results for the full year. The condensed consolidated financial statements contained in this report should be read in conjunction with our 2001 consolidated financial statements contained in our Annual Report on Form 10-KT as filed with the Securities and Exchange Commission on April 1, 2002.

    This Quarterly Report, including these notes, has been written in accordance with the Securities and Exchange Commission's "Plain English" guidelines. Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Dean Holding Company and its subsidiaries.

    We have chosen December 31, 2001 as a "date of convenience" for recording the effects of our acquisition by Dean Foods Company. Accordingly, for financial statement purposes, we have treated the acquisition as if it occurred on December 31, 2001 rather than December 21, 2001.

    Our financial statements for all periods prior to December 31, 2001 have been prepared using our historical basis of accounting and are indicated in our consolidated financial statements as "Predecessor." The December 31, 2001 and June 30, 2002 balance sheets reflect the preliminary purchase price allocation related to the acquisition by Dean Foods Company.

    Recently Issued Accounting Pronouncements -- In May 2000, the Emerging Issues Task Force (the "Task Force" or "EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which became effective for us May 28, 2001. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect on of reducing the price of a product or service to a customer at the point of sale. In April 2001, the Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which also became effective for us on May 28, 2001. Under this Issue, certain consideration paid to our customers (such as slotting fees) is required to be classified as a reduction of revenue, rather than recorded as an expense. Upon adoption of these Issues, certain sales incentives and trade spending amounts, which were classified in selling and distribution expense, were reclassified as a reduction of sales. For the three months and six months ended June 30, 2001, $11.2 million and $24.1 million was reclassified to conform to the new requirements. This change did not affect our reported net income.

    In June 2001, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations completed after June 30, 2001 are required to be accounted for by the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. As a result of the acquisition by Dean Foods Company, our balance sheet reflects the new basis of accounting effective December 31, 2001 at fair value in accordance with purchase accounting requirements under SFAS No.
141. Therefore, no impairment of goodwill was indicated by the transitional goodwill impairment assessment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard.

    In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will become effective for us January 1, 2003. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

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

    In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

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

    As a result of the merger, each share of our common stock was converted into
0.858 (on a split-adjusted basis) shares of Dean Foods Company common stock and the right to receive $21.00 in cash.

    Dean Foods Company accounted for its acquisition of us as a purchase. The aggregate purchase price recorded at Dean Foods Company was $1.6 billion, including $756.8 million of cash, common stock valued at $739.4 million and estimated transaction costs of $55.7 million. The value of the approximately 31 million common shares issued was determined based on the average market price of Dean Foods Company common stock around the date of the announcement. This purchase price and the related preliminary purchase accounting adjustments, including goodwill, have been "pushed down" and are reflected in our December 31, 2001 and June 30, 2002 balance sheets.

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

    We are a wholly-owned subsidiary of Dean Foods Company. They provide us with management support, in return for a management fee. The management fee, which first began to be charged in the second quarter of 2002, is based on budgeted annual expenses for Dean Foods Company's corporate headquarters, which is then allocated among the segments of Dean Foods Company. Management fees paid in the second quarter amounted to $9.0 million. In addition, our cash is available for use, and is regularly "swept," by Dean Foods Company at its discretion.

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

    Exchange of National Refrigerated Products for Dean SoCal -- Also in connection with our acquisition by Dean Foods Company, on December 21, 2001, we entered into a Securities Exchange Agreement with Morningstar Foods Inc., another wholly-owned subsidiary of Dean Foods Company, pursuant to which, on December 21, 2001 immediately after consummation of the acquisition, we exchanged the operations of our former National Refrigerated Products ("NRP") segment for the operations of Dean SoCal, a subsidiary of Dean Foods Company's Dairy Group. Accordingly, we no longer have our NRP segment, and we have presented this group as a discontinued operation in the accompanying financial statements. We accounted for this exchange as a dividend in our consolidated financial statements. Dean SoCal operates two plants in Southern California and produces a full line of dairy and related products under the Swiss(R) and Adohr Farms(R) brands. Dean SoCal is now operated as part of our Dairy Group and was accounted for as a contribution in our consolidated financial statements at December 31, 2001 and June 30, 2002. Dean SoCal's operating results are included in our consolidated financial statements at June 30, 2002.

    Divestitures of DFC Transportation and Boiled Peanut Business -- On January 4, 2002, we completed the sale of the stock of DFC Transportation Company, which was a part of our Specialty Foods segment. On February 7, 2002, we completed the sale of the assets related to the boiled peanut business of Dean Specialty Foods Company, a part of our Specialty Foods segment.

4. INVENTORIES

                                     AT JUNE 30,       AT DECEMBER 31,
                                        2002                2001
                                   ---------------     ---------------
                                             (IN THOUSANDS)
Raw materials and supplies ...     $        64,015     $        65,863
Finished goods ...............             152,097             177,114
                                   ---------------     ---------------
          Total ..............     $       216,112     $       242,977
                                   ===============     ===============

    Approximately $72.4 million and $131.7 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at June 30, 2002 and December 31, 2001, respectively. There was no material excess of current cost over the stated value of last-in, first-out inventories at either date.


5. GOODWILL AND OTHER INTANGIBLE ASSETS

    On January 1, 2002, we adopted SFAS No. 142, as discussed in more detail in
Note 1. As required by SFAS No. 142, our results for the first quarter of 2001 have not been restated. The following sets forth a reconciliation of net income for the three months and six months ended June 30, 2002 and 2001, eliminating goodwill amortization and amortizing recognized intangible assets over their useful lives.

                                                    THREE MONTHS                  SIX MONTHS
                                                   ENDED JUNE 30,               ENDED JUNE 30,
                                             -------------------------     -------------------------
                                                2002           2001           2002           2001
                                             ----------     ----------     ----------     ----------
                                                                 (IN THOUSANDS)
Reported net earnings ..................     $   38,633     $    1,097     $   67,490     $   15,308
Goodwill amortization, net of tax ......                         2,770                         4,707
Trademark amortization, net of tax .....                           908                         1,543
                                             ----------     ----------     ----------     ----------
Adjusted net earnings ..................     $   38,633     $    4,775     $   67,490     $   21,558
                                             ==========     ==========     ==========     ==========

    The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                                         SPECIALTY
                                        DAIRY GROUP        FOODS            TOTAL
                                        -----------     -----------      -----------
                                                       (IN THOUSANDS)
Balance at December 31, 2001 ......     $ 1,068,270     $   290,000      $ 1,358,270
Purchase accounting adjustments ...          20,301          (1,350)          18,951
                                        -----------     -----------      -----------
Balance at June 30, 2002 ..........     $ 1,088,571         288,650      $ 1,377,221
                                        ===========     ===========      ===========

    The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2002 and December 31, 2001 are as follows:

                                                                JUNE 30, 2002                            DECEMBER 31, 2001
                                                  ---------------------------------------     --------------------------------------
                                                   GROSS                           NET         GROSS                          NET
                                                  CARRYING     ACCUMULATED       CARRYING     CARRYING     ACCUMULATED      CARRYING
                                                   AMOUNT      AMORTIZATION       AMOUNT       AMOUNT      AMORTIZATION      AMOUNT
                                                  --------     ------------      --------     --------     ------------     --------
                                                                                     (IN THOUSANDS)
Intangible assets with indefinite lives:
  Trademarks ................................     $193,200     $                 $193,200     $196,178     $                $196,178
Intangible assets with finite lives:
  Customer-related ..........................       28,200           (1,915)       26,285       30,500                        30,500
                                                  --------     ------------      --------     --------     ------------     --------
Total other intangibles .....................     $221,400     $     (1,915)     $219,485     $226,678     $                $226,678
                                                  ========     ============      ========     ========     ============     ========

    Amortization expense on intangible assets, excluding goodwill, for the three months and six months ended June 30, 2002 and 2001 was $0.5 million and $1.9 million and $1.5 million and $2.5 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:


            2003..................       $3.5 million
            2004..................       $2.7 million
            2005..................       $1.6 million
            2006..................       $0.9 million
            2007..................       $0.4 million

6. LONG-TERM DEBT

                                                                  AT JUNE 30, 2002                  AT DECEMBER 31, 2001
                                                          --------------------------------    --------------------------------
                                                              Amount           Interest          Amount          Interest
                                                           Outstanding           Rate          Outstanding         Rate
                                                          --------------    --------------    --------------    --------------
$250 million senior notes, maturing in 2007 ...........   $  250,535               8.150%      $  250,576             8.150%
$200 million senior notes, maturing in 2009 ...........      183,476               6.625          187,357             6.625
$150 million senior notes, maturing in 2017 ...........      124,954               6.900          124,579             6.900
$100 million senior notes, maturing in 2005 ...........       96,241               6.750           95,699             6.750
Receivables-backed loan ...............................      117,048               2.370          128,855             2.290
Industrial development revenue bonds ..................       21,650         1.35 - 1.45           21,950       1.70 - 6.63
Capitalized lease obligations and other................        6,315                                6,977
                                                          ----------                           ----------
                                                             800,219                              815,993

Less current portion ..................................       (1,586)                              (1,493)
                                                          ----------                           ----------
          Total .......................................   $  798,633                           $  814,500
                                                          ==========                           ==========

    Senior Notes -- We had $700.0 million of senior notes outstanding at June 30, 2002, all of which was outstanding prior to our acquisition by Dean Foods Company. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real property interests. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value.

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

    Industrial Development Revenue Bonds -- We have certain revenue bonds outstanding, one of which requires an annual sinking fund redemption, the amount of which will be $0.3 million in 2002, increasing to $0.9 million by 2012. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions.

    Letters of Credit -- At June 30, 2002 46.8 million of letters of credit were outstanding. These letters of credit were required by various utilities and government entities for performance and insurance guarantees.

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

7. COMPREHENSIVE INCOME

    Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $39.3 million and $68.0 million and $1.2 million and $15.3 million for the three months and six months ended June 30, 2002 and 2001, respectively. The amounts of deferred income tax (expense) benefit allocated to each component of other comprehensive income (loss) during the six months ended June 30, 2002 are included below.

                                                                                             TAX
                                                                            PRE-TAX        BENEFIT          NET
                                                                         INCOME (LOSS)    (EXPENSE)       AMOUNT
                                                                         -------------    ---------      ---------
                                                                                       (IN THOUSANDS)
Accumulated other comprehensive income December 31, 2001 .............     $       0      $       0      $       0
Cumulative foreign currency translation adjustment arising
  during period ......................................................          (326)           127           (199)
                                                                           ---------      ---------      ---------
Accumulated other comprehensive income (loss), March 31,
  2002 ...............................................................     $    (326)     $     127      $    (199)
Accumulated foreign currency translation adjustment arising during
period ...............................................................         1,071           (408)           663
                                                                           ---------      ---------      ---------
Accumulated other comprehensive income (loss), June 30, 2002 .........     $     745      $    (281)     $     464
                                                                           =========      =========      =========

8. PLANT CLOSING COSTS

    As part of the purchase price allocation, Dean Foods Company accrued costs to exit certain of our activities and operations, in order to rationalize production and reduce costs and inefficiencies. Dean Foods Company has implemented a plan to close several plants, both in our Dairy Group (2 plants) and in our Specialty Foods segment (2 plants), and our old administrative offices. Dean Foods Company will continue to finalize and implement its initial integration and rationalization plan throughout 2002, and expects to refine its estimate of amounts in the purchase price allocations associated with this plan.

    The principal components of the plan include the following:

    o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices. To date, Dean Foods Company has identified 677 plant and administrative personnel for termination pursuant to the plan. The costs incurred are charged against our acquisition liabilities for these costs. As of June 30, 2002, 183 employees had not yet been terminated;

    o Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for resale or closure; and

    o Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

9. SHIPPING AND HANDLING FEES

    In September 2000, the Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which became effective for us in the fourth quarter of fiscal year 2001. This issue required the disclosure of our accounting policies for shipping and handling costs and their income statement classification. Previously, we classified shipping and handling amounts billed to customers as revenue. However, certain costs incurred related to shipping and handling were classified as a reduction of revenue. As a result of our adoption of Issue No. 00-10 in the fourth quarter of fiscal 2001, prior years' shipping and handling costs were reclassified from net sales to cost of products sold and selling and distribution expenses. Those amounts totaled $27.6 million and $36.9 million for the three months and six months ended June 30, 2001. This change did not affect our reported net income. Shipping and handling costs in costs of sales include the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. These shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $93.1 million and $188.8 million during the three months and six months ended June 30, 2002, respectively; and $100.4 million and $201.7 million during the three months and six months ended June 30, 2001, respectively.

10. COMMITMENT AND CONTINGENCIES

    Guaranty of Dean Foods Company's Obligations Under Its Senior Credit Facility -- Certain of Dean Foods Company's subsidiaries, including us, were required, effective as of the merger date, to guarantee Dean Foods Company's indebtedness under its new $2.7 billion credit facility. We pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for the guaranty. The senior credit facility provides Dean Foods Company with an $800.0 million revolving line of credit, a Tranche A $900.0 million term loan and a Tranche B $1.0 billion term loan. At June 30, 2002, there were outstanding borrowings of $1.914 billion under this facility, in addition to $56.6 million of issued but undrawn letters of credit.


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

    On April 30, 2002, Dean Foods Company entered into an amendment to its credit facility pursuant to which the interest rate for amounts outstanding under the Tranche B term loan was lowered by 50 basis points to the following, at Dean Foods Company's option:

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

    The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 4.11% at June 30, 2002. Dean Foods Company has interest rate swap agreements in place, however, that hedge $925.0 million of its borrowings under this facility at an average rate of 5.95%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

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

    No principal payments are due on the $800.0 million revolving line of credit until maturity on July 15, 2007.

    The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, (2) upon the occurrence of certain debt and equity issuances when Dean Foods Company's leverage ratio is greater than 3.0 to 1.0, and (3) beginning in 2003, annually when Dean Foods Company's leverage ratio is greater than 3.0 to 1.0 As of June 30, 2002, Dean Foods Company's leverage ratio was 3.4 to 1.0.

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

    Dean Foods Company's leverage ratio must be less than or equal to:

                    PERIOD                      RATIO
        ------------------------------      ------------
        12-21-01 through 12-31-02.....      4.25 to 1.00
        01-01-03 through 12-31-03.....      4.00 to 1.00
        01-01-04 through 12-31-04.....      3.75 to 1.00
        01-01-05 and thereafter.......      3.25 to 1.00

    Dean Foods Company's interest coverage ratio must be greater than or equal to 3.00 to 1.00.

    Dean Foods Company's consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of Dean Foods Company's consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of June 30, 2002, the minimum net worth requirement was $1.239 billion.

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

     Prior to our acquisition by Dean Foods Company, we had an NRP segment. As a result of the acquisition by Dean Foods Company, as discussed in Note 3, we no longer have an NRP segment. Prior periods have been restated to reflect NRP as a discontinued operation.

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


                                              SUCCESSOR        PREDECESSOR        SUCCESSOR        PREDECESSOR
                                             ------------      ------------      ------------      ------------
                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                 2002              2001              2002              2001
                                             ------------      ------------      ------------      ------------
                                                                       (In thousands)
Net sales from external customers:
     Dairy Group .......................     $    817,003      $    861,481      $  1,612,274      $  1,669,898
     Specialty Foods ...................          177,364           188,399           338,578           371,123
                                             ------------      ------------      ------------      ------------
     Total .............................     $    994,367      $  1,049,880      $  1,950,852      $  2,041,021
                                             ============      ============      ============      ============
Operating income:
     Dairy Group .......................     $     67,984      $     34,394      $    123,970      $     66,792
     Specialty Foods ...................           25,367            13,122            46,154            28,648
     Corporate/Other ...................          (16,608)          (32,661)          (32,924)          (40,863)
                                             ------------      ------------      ------------      ------------
     Total .............................     $     76,743      $     14,855      $    137,200      $     54,577
                                             ============      ============      ============      ============

                                              SUCCESSOR       PREDECESSOR
                                                 2002             2001
                                             ------------     ------------
Assets at June 30:
     Dairy Group .......................     $  2,149,037     $  1,527,367
     Specialty Foods ...................          598,163          427,976
     National Refrigerated Products ....                           208,464
     Corporate/Other ...................          208,763          136,737
                                             ------------     ------------
     Total .............................     $  2,955,963     $  2,300,544
                                             ============     ============

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

RESULTS OF OPERATIONS

    The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales:

                                               SUCCESSOR             PREDECESSOR             SUCCESSOR             PREDECESSOR
                                          --------------------   --------------------   --------------------   --------------------
                                                  THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                                  2002                   2001                   2002                   2001
                                          --------------------   --------------------   --------------------   --------------------
                                            DOLLARS    PERCENT     DOLLARS    PERCENT     DOLLARS    PERCENT     DOLLARS    PERCENT
                                          -----------  -------   -----------  -------   -----------  -------   -----------  -------
                                                      (Dollars in thousands)                        (Dollars in thousands)
Net sales ..............................  $   994,367    100.0%  $ 1,049,880    100.0%  $ 1,950,852    100.0%  $ 2,041,021    100.0%
Cost of sales ..........................      745,951     75.0       824,299     78.5     1,475,396     75.6     1,592,992     78.0
                                          -----------  -------   -----------  -------   -----------  -------   -----------  -------
Gross profit ...........................      248,416     25.0       225,581     21.5       475,456     24.4       448,029     22.0
Operating expenses:
  Selling and distribution .............      132,082     13.3       146,360     13.9       266,091     13.6       289,198     14.2
  General and administrative ...........       38,240      3.9        58,355      5.6        69,147      3.6        92,903      4.6
  Amortization of intangibles ..........        1,351       .1         6,011       .6         3,018       .2        11,351       .5
                                          -----------  -------   -----------  -------   -----------  -------   -----------  -------
          Total operating expenses .....      171,673     17.3       210,726     20.1       338,256     17.4       393,452     19.3
                                          -----------  -------   -----------  -------   -----------  -------   -----------  -------

          Total operating income .......  $    76,743      7.7%  $    14,855      1.4%  $   137,200      7.0%  $    54,577      2.7%
                                          ===========  =======   ===========  =======   ===========  =======   ===========  =======

    Financial information for all periods has been restated to reflect the results of our former NRP segment as a discontinued operation.

    THREE MONTH PERIOD FROM APRIL 1, 2002 TO JUNE 30, 2002 COMPARED TO THREE MONTH PERIOD FROM APRIL 1, 2001 TO JUNE 30, 2001

     Net Sales -- Net sales decreased 5.3% to $994.4 million during the three month period ended June 30, 2002 from $1.050 billion in the three month period ended June 30, 2001. Dairy Group sales decreased 5.2% in the three month period ended June 30, 2002 to $817.0 million from $861.5 million in the three month period ended June 30, 2001. The decrease is due primarily to a decrease in raw milk costs compared to the prior year three month period; and also due to lower ice cream volumes. Specialty Foods' net sales decreased 5.9% in the three month period ended June 30, 2002 to $177.4 million from $188.4 million in the three month period ended June 30, 2002 primarily due to softness in branded pickle sales and overall softness in the food services industry.

     Cost of Sales -- Our cost of sales ratio was 75.0% for the three months ended June 30, 2002 compared to 78.5% in the same period last year. The cost of sales ratio for the Dairy Group decreased to 75.2% in the three months ended June 30, 2002 from 78.3% in the same period 2001 due primarily to lower raw milk costs. The cost of sales ratio for Specialty Foods' was 74.0% for the three months ended June 30, 2002 compared to 79.3% in the same period last year, due primarily to lower commodity prices and production synergies as the result of the closing and shifting of production lines in the current quarter.

    Operating Costs and Expenses -- Our operating expense ratio was 17.3% in the three month period ended June 30, 2002 compared to 20.1% in the three month period ended June 30, 2001. These ratios were affected by:

    o the implementation of SFAS No. 142 on January 1, 2002, which eliminated the amortization of goodwill and certain other intangible assets, and

    o   realized synergies from our acquisition by Dean Foods Company.

The operating expense ratio in the Dairy Group was 16.4% in the three month period ended June 30, 2002 compared to 17.7% in the three month period ended June 30, 2001. The decrease is due to realized synergies from our acquisition by Dean Foods Company, including a reduction of expenses as a result of streamlining operations under new regional management. The operating expense ratio in the Specialty Foods segment was 11.7% in the three month period ended June 30, 2002 compared to 13.7% in the three month period ended June 30, 2001. The decrease is due primarily to realized synergies as a result of the acquisition by Dean Foods Company which included closing and realigning certain production facilities.

     Operating Income -- Operating income in the three month period ended June 30, 2002 was $76.7 million, an increase of $61.8 million from the three month period ended June 30, 2001 operating income of $14.9 million. Corporate expenses decreased $16.1 million in the three month period ended June 30, 2002 to $16.6 million from $32.7 million in the three month period ended June 30, 2001, primarily because the prior year amount includes $22.2 million for merger-related costs. Excluding those costs, corporate expenses increased by $6.1 million for the three months ended June 30, 2002, which is primarily the result of the management fee charged to us by Dean Foods Company. Without this fee, corporate expenses decreased by $2.9 million, as a result of the reduction of corporate staff and shifting of corporate responsibilities to Dean Foods Company as a result of our acquisition by Dean Foods Company. Operating margins in the Dairy Group increased to 8.3% in the three month period ended June 30, 2002 from 4.0% in the three month period ended June 30, 2001. This improvement was primarily due to lower raw milk costs during the 2002 period, and to realized synergies from our acquisition by Dean Foods Company. Operating margins in Specialty Foods increased to 14.3% in the three month period ended June 30, 2002 from 7.0% in the three month period ended June 30, 2001, due primarily to realized merger synergies.

    Other (Income) Expense -- Total other expense in the three month period ended June 30, 2002 decreased by $2.4 million from the same period last year. For the three month period ended June 30, 2002 interest expense, net of interest income, decreased $2.9 million to $14.2 million primarily due to the pay-off of our former revolving line of credit by Dean Foods Company upon completion of our acquisition by Dean Foods Company.

    Income Taxes -- Income tax expense (benefit) was recorded at an effective rate of 38.1% for the three months ended June 30, 2002 compared to 32.1% for the same period last year. The lower tax rate in 2001 is the result of adjusting taxes to the expected annual tax rate.

    SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2001

    Net Sales -- Net sales decreased 4.4% to $1.951 billion during the six month period ended June 30, 2002 from $2.041 billion in the six month period ended June 30, 2001. Dairy Group sales decreased 3.5% in the six month period ended June 30, 2002 to $1.612 billion from $1.670 billion in the six month period ended June 30, 2001. The decrease was due to lower raw milk costs in 2002, and to lower ice cream volumes. Specialty Foods' net sales decreased 8.8% in the six month period ended June 30, 2002 to $338.6 million from $371.1 million in the six month period ended June 30, 2002 primarily due to softness in branded pickle sales and overall softness in the food services industry.

    Cost of Sales -- Our cost of sales ratio was 75.6% for the six months ended June 30, 2002 compared to 78.0% in the same period last year. The cost of sales ratio in the Dairy Group decreased to 75.6% for the six month period ended June 30, 2002 from 78.0% in the same period 2001 due primarily to lower raw milk costs. The cost of sales ratio for Specialty Foods was 74.9% in the six months ended June 30, 2002 compared to 78.2% in the same period last year due primarily to lower commodity prices and production synergies as the result of the closing and shifting of production lines in the current year.

    Operating Costs and Expenses -- Our operating expense ratio was 17.3% in the six month period ended June 30, 2002 compared to 19.3% in the six month period ended June 30, 2001. These ratios were affected by:

    o the implementation of SFAS No. 142 on January 1, 2002, which eliminated the amortization of goodwill and certain other intangible assets, and

    o   realized synergies from our acquisition by Dean Foods Company.

    The operating expense ratio in the Dairy Group was 16.8% in the six month period ended June 30, 2002 compared to 18.0% in the six month period ended June 30, 2001. The decrease is due primarily to realized synergies from our acquisition by Dean Foods Company including a reduction of expenses as a result of streamlining operations under new regional management. The operating expense ratio in the Specialty Foods segment, was 11.5% in the six month period ended June 30, 2002 compared to 14.1% in the six month period ended June 30, 2001 due to favorable variances in raw materials and synergies recognized from our acquisition by Dean Foods Company.

    Operating Income -- Operating income in the six month period ended June 30, 2002 was $137.2 million, an increase of 151.4% from the six month period ended June 30, 2001 operating income of $54.6 million. Corporate expenses decreased $8.0 million in the six month period ended June 30, 2002 to $32.9 million from $40.9 million in the six month period ended June 30, 2001, primarily because the prior year amount includes $22.2 million for merger-related costs. Excluding those costs, corporate expenses increased by $14.2 million for the six months ended June 30, 2002, which is primarily the result of the management fee charged to us by Dean Foods Company. Without the management fee, corporate expenses decreased by $5.1 million, primarily as a result of the reduction of corporate staff and shifting of corporate responsibilities to Dean Foods Company as a result of our acquisition by Dean Foods Company. Operating margins in the Dairy Group increased to 7.7% in the six month period ended June 30, 2002 from 4.0% in the six month period ended June 30, 2001. This improvement was primarily due to lower raw milk costs during the 2002 period, and to realized synergies from our acquisition by Dean Foods Company. Operating margins in Specialty Foods increased to 13.6% in the six month period ended June 30, 2002 from 7.7% in the six month period ended June 30, 2001, due primarily to realized merger synergies.

    Other (Income) Expense -- Total other expense in the six month period ended June 30, 2002 decreased by $7.2 million. For the six month period ended June 30, 2002 interest expense, net of interest income, decreased $7.1 million to $28.3 million primarily due to the pay-off of our former revolving line of credit by Dean Foods Company upon completion of our acquisition by Dean Foods Company.

    Income Taxes -- Income tax expense was recorded at an effective rate of 38.5% for the six months ended June 30, 2002 compared to 38.8% for the same period last year.

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN HOLDING COMPANY

/s/ Barry A. Fromberg
--------------------------------------------
Barry A. Fromberg
Executive Vice President, Chief Financial
Officer (Principal Accounting Officer)

Date: August 14, 2002