Form 10-Q
period 2002-09-30
DEAN HOLDING CO
filed 2002-11-15
CIK 27500

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    The registrant meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and, therefore, is filing this form with the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.
================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE
PART I -- FINANCIAL INFORMATION

 Item 1 -- Financial Statements........................................  3

 Item 2 -- Management's Discussion and Analysis
           of Financial Condition and Results of Operations............ 14

 Item 4 -- Controls and Procedures..................................... 17

PART II -- OTHER INFORMATION

 Item 6 -- Exhibits and Reports on Form 8-K............................ 17

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DEAN HOLDING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2002              2001
                                                                                -------------     -------------
                                                                                 (UNAUDITED)
                 Assets

Current assets:
     Cash and cash equivalents ............................................     $      24,578     $      15,920
     Receivable from parent ...............................................           108,935            29,000
     Accounts receivable, net .............................................           252,295           292,926
     Inventories ..........................................................           239,442           242,977
     Deferred income taxes ................................................            74,512            88,500
     Prepaid expenses and other current assets ............................            49,800            30,624
                                                                                -------------     -------------
          Total current assets ............................................           749,562           699,947
Property, plant and equipment, net ........................................           602,767           624,149
Goodwill ..................................................................         1,403,664         1,358,270
Identifiable intangibles and other assets .................................           238,982           258,063
                                                                                -------------     -------------
          Total ...........................................................     $   2,994,975     $   2,940,429
                                                                                =============     =============

          Liabilities and Stockholder's Equity

Current liabilities:
     Accounts payable and accrued expenses ................................     $     436,487     $     491,526
     Income taxes payable .................................................            78,749            31,307
     Current portion of long-term debt ....................................             1,575             1,493
                                                                                -------------     -------------
          Total current liabilities .......................................           516,811           524,326

Long-term debt ............................................................           769,519           814,500
Other long-term liabilities ...............................................           138,843           151,635
Deferred income taxes .....................................................           104,761           123,613

Commitments and contingencies (Note 10)

Stockholder's equity:
     Common stock, 1,000 shares issued and outstanding ....................
     Additional paid-in capital ...........................................         1,356,816         1,326,355
     Retained earnings ....................................................           108,046
     Accumulated other comprehensive income ...............................               179
                                                                                -------------     -------------
          Total stockholder's equity ......................................         1,465,041         1,326,355
                                                                                -------------     -------------
          Total ...........................................................     $   2,994,975     $   2,940,429
                                                                                =============     =============

            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                  SUCCESSOR      PREDECESSOR      SUCCESSOR        PREDECESSOR
                                                                 -----------     -----------      -----------      -----------
                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30                      SEPTEMBER 30
                                                                 ---------------------------      ----------------------------
                                                                    2002            2001             2002             2001
                                                                 -----------     -----------      -----------      -----------
                                                                         (UNAUDITED)                       (UNAUDITED)

       Net sales ...........................................     $   959,970     $ 1,042,645      $ 2,910,822      $ 3,083,666
       Cost of sales .......................................         717,071         815,751        2,192,467        2,408,743
                                                                 -----------     -----------      -----------      -----------
       Gross profit ........................................         242,899         226,894          718,355          674,923
       Operating costs and expenses:
            Selling and distribution .......................         127,952         136,305          394,043          425,503
            General and administrative .....................          34,478          45,070          103,625          137,973
            Amortization of intangibles ....................           1,555           5,617            4,573           16,968
                                                                 -----------     -----------      -----------      -----------

                Total operating costs and expenses .........         163,985         186,992          502,241          580,444
                                                                 -----------     -----------      -----------      -----------
       Operating income ....................................          78,914          39,902          216,114           94,479
       Other (income) expense:
            Interest expense, net ..........................          13,915          16,151           42,232           51,545
            Other (income) expense, net ....................             195            (469)            (613)          (1,172)
                                                                 -----------     -----------      -----------      -----------
                 Total other (income) expense ..............          14,110          15,682           41,619           50,373
                                                                 -----------     -----------      -----------      -----------
       Income from continuing operations
         before income taxes ...............................          64,804          24,220          174,495           44,106
       Income tax expense ..................................          24,248           9,282           66,449           17,001
                                                                 -----------     -----------      -----------      -----------
       Income from continuing operations ...................          40,556          14,938          108,046           27,105
       Income from discontinued operations, net of tax .....                           3,781                             6,922
                                                                 -----------     -----------      -----------      -----------
       Net income ..........................................     $    40,556     $    18,719      $   108,046      $    34,027
                                                                 ===========     ===========      ===========      ===========

            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      SUCCESSOR         PREDECESSOR
                                                                                    -------------      -------------
                                                                                     NINE MONTHS        NINE MONTHS
                                                                                       ENDED              ENDED
                                                                                    SEPTEMBER 30       SEPTEMBER 30
                                                                                         2002               2001
                                                                                    -------------      -------------
                                                                                               (UNAUDITED)
  Cash flows from operating activities:
      Income from continuing operations ........................................    $     108,046      $      27,105
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization .........................................           53,399             80,515
         Deferred income taxes .................................................           11,910             16,543
         Merger related costs ..................................................                              31,973
         Other, net ............................................................            1,816             (4,319)
         Changes in operating assets and liabilities, net of
           acquisitions:
           Accounts receivable .................................................           34,083            (12,814)
           Inventories .........................................................          (13,648)           (38,697)
           Prepaid expenses and other assets ...................................           20,915              2,989
           Accounts payable, accrued expenses and other
              liabilities ......................................................          (77,484)           (30,055)
           Income taxes ........................................................           47,666             (4,249)
                                                                                    -------------      -------------
              Net cash provided by operating activities ........................          186,703             68,991
  Cash flows from investing activities:
      Capital expenditures .....................................................          (40,122)           (54,066)
      Proceeds from disposition of property, plant and
         equipment .............................................................            1,397              2,450
      Capitalized information system costs .....................................                              (1,160)
      Cash outflows for acquisitions ...........................................          (17,156)
      Net proceeds from divestitures ...........................................            2,561
                                                                                    -------------      -------------
              Net cash used in investing activities ............................          (53,320)           (52,776)
  Cash flows from financing activities:
      Repayment of debt ........................................................          (42,758)            (4,841)
      Repayments under revolving credit agreement, net .........................                             (32,770)
      Issuance of common stock, net of expenses ................................                               9,637
      Issuance of treasury stock ...............................................                                  82
      Cash dividends paid ......................................................                             (24,329)
      Net transfer to parent ...................................................          (81,967)
                                                                                    -------------      -------------
              Net cash used in financing activities ............................         (124,725)           (52,221)
  Net cash used in discontinued operations .....................................                             (13,056)
                                                                                    -------------      -------------
  Increase (decrease) in cash and cash equivalents .............................            8,658            (49,062)
  Cash and cash equivalents, beginning of period ...............................           15,920             82,477
                                                                                    -------------      -------------
  Cash and cash equivalents, end of period .....................................    $      24,578      $      33,415
                                                                                    =============      =============

            See notes to condensed consolidated financial statements.

                              DEAN HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)


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

    Our financial statements for all periods prior to December 31, 2001 have been prepared using our historical basis of accounting and are indicated in our consolidated financial statements as "Predecessor." The December 31, 2001 and September 30, 2002 balance sheets reflect the preliminary purchase price allocation related to the acquisition by Dean Foods Company.

    Recently Issued Accounting Pronouncements -- In May 2000, the Emerging Issues Task Force (the "Task Force" or "EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which became effective for us May 28, 2001. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. In April 2001, the Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which also became effective for us on May 28, 2001. Under this Issue, certain consideration paid to our customers (such as slotting fees) is required to be classified as a reduction of revenue, rather than recorded as an expense. Upon adoption of these Issues, certain sales incentives and trade spending amounts, which were classified in selling and distribution expense, were reclassified as reductions of sales. For the nine months ended September 30, 2001, $24.1 million was reclassified to conform to the new requirements. This change did not affect our reported net income.

    In June 2001, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations completed after June 30, 2001 are required to be accounted for by the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. As a result of the acquisition by Dean Foods Company, our balance sheet reflects the new basis of accounting effective December 31, 2001 at fair value in accordance with purchase accounting requirements under SFAS No.
141. Therefore, no impairment of goodwill was indicated by the transitional goodwill impairment assessment. Our annual impairment test will be completed in the fourth quarter of 2002. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard.

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

    Dean Foods Company accounted for its acquisition of us as a purchase. The aggregate purchase price recorded at Dean Foods Company was $1.6 billion, including $756.8 million of cash and common stock valued at $739.4 million. The value of the approximately 31 million common shares issued was determined based on the average market price of Dean Foods Company common stock around the date of the announcement. This purchase price and the related preliminary purchase accounting adjustments, including goodwill, have been "pushed down" and are reflected in our December 31, 2001 and September 30, 2002 balance sheets.

    The final allocation of the purchase price to the fair values of our assets and liabilities and the related business integration plans will be completed during the fourth quarter of 2002. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets (some of which will have indefinite lives) and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocations, such difference would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill.

    We are a wholly-owned subsidiary of Dean Foods Company. They provide us with management support, in return for a management fee. The management fee, which first began to be charged in the second quarter of 2002, is based on budgeted annual expenses for Dean Foods Company's corporate headquarters, which is then allocated among the segments of Dean Foods Company. Management fees for the three-month and nine-month periods ended September 30, 2002 amounted to $8.0 million and $16.4 million, respectively. In addition, our cash is available for use, and is regularly "swept," by Dean Foods Company at its discretion. Cash that has been "swept" is included on our balance sheet as "Receivable from parent."

3.  DIVESTITURES

    Divestiture of Plants -- In order to obtain regulatory approval for our acquisition by Dean Foods Company, certain plants located in areas where our operations overlapped with the operations of Dean Foods Company were required to be divested. Four of the divested dairies were owned by us, including Coburg Dairy based in North Charleston, South Carolina; Cream O Weber based in Salt Lake City, Utah; H. Meyer Dairy based in Cincinnati, Ohio; and U.C. Milk ("Goldenrod") based in Madisonville, Kentucky. In order to accomplish the divestitures, on December 21, 2001, immediately after our merger with Blackhawk Acquisition Corporation was completed, we transferred these dairies, via dividend, to Dean Foods Company, our sole shareholder. The dividend was recorded at book value after applicable purchase accounting adjustments, with no gain or loss recorded. Prior periods have not been restated to reflect the divestitures.

    Exchange of National Refrigerated Products for Dean SoCal -- Also in connection with our acquisition by Dean Foods Company, on December 21, 2001, we entered into a Securities Exchange Agreement with Morningstar Foods Inc., another wholly-owned subsidiary of Dean Foods Company, pursuant to which, on December 21, 2001, immediately after consummation of the acquisition, we exchanged the operations of our former National Refrigerated Products ("NRP") segment for the operations of Dean SoCal, a subsidiary of Dean Foods Company's Dairy Group. Accordingly, we no longer have our NRP segment, and we have presented this group as a discontinued operation in the accompanying financial statements. We accounted for this exchange as a dividend in our consolidated financial statements. Dean SoCal operates two plants in Southern California and produces a full line of dairy and related products under the Swiss(R) and Adohr Farms(R) brands. Dean SoCal is now operated as part of our Dairy Group and was accounted for as a contribution in our consolidated financial statements at December 31, 2001 and September 30, 2002. Dean SoCal's operating results are included in our consolidated financial statements as of September 30, 2002.

    Divestitures of DFC Transportation and Boiled Peanut Business -- On January 4, 2002, we completed the sale of the stock of DFC Transportation Company, which was a part of our Specialty Foods segment. On February 7, 2002, we completed the sale of the assets related to the boiled peanut business of Dean Specialty Foods Company, a part of our Specialty Foods segment.

4.  INVENTORIES

                                     AT SEPTEMBER 30,    AT DECEMBER 31,
                                           2002               2001
                                     ----------------    ---------------
                                               (IN THOUSANDS)
Raw materials and supplies ......... $        70,010     $        65,863
Finished goods .....................         169,432             177,114
                                     ---------------     ---------------
  Total ............................ $       239,442     $        242,977
                                     ===============     ===============

    Approximately $112.8 million and $131.7 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at September 30, 2002 and December 31, 2001, respectively. There was no material excess of current cost over the stated value of last-in, first-out inventories at either date.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

    On January 1, 2002, we adopted SFAS No. 142, as discussed in more detail in
Note 1. As required by SFAS No. 142, our results for the first quarter of 2001 have not been restated. The following sets forth a reconciliation of net income for the three months and nine months ended September 30, 2002 and 2001, eliminating goodwill amortization and amortizing recognized intangible assets over their useful lives.

                                                                                 THREE MONTHS              NINE MONTHS
                                                                              ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                                            ---------------------     ---------------------
                                                                              2002         2001         2002         2001
                                                                            --------     --------     --------     --------
                                                                                            (IN THOUSANDS)
Reported net earnings .................................................     $ 40,556     $ 18,719     $108,046     $ 34,027
Goodwill amortization, net of tax .....................................                     2,610                     7,317
Trademark amortization, net of tax ....................................                       856                     2,399
                                                                            --------     --------     --------     --------
Adjusted net earnings .................................................     $ 40,556     $ 22,185     $108,046     $ 43,743
                                                                            ========     ========     ========     ========

    The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                                           SPECIALTY
                                       DAIRY GROUP           FOODS              TOTAL
                                      -------------      -------------      -------------
                                                         (IN THOUSANDS)
Balance at December 31, 2001 ....     $   1,068,270      $     290,000      $   1,358,270
Purchase accounting adjustments..            50,250             (4,856)            45,394
                                      -------------      -------------      -------------
Balance at September 30, 2002 ...     $   1,118,520      $     285,144      $   1,403,664
                                      =============      =============      =============





    The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2002 and December 31, 2001 are as follows:

                                                    SEPTEMBER 30, 2002                     DECEMBER 31, 2001
                                          -------------------------------------   ------------------------------------
                                             GROSS                      NET          GROSS                     NET
                                           CARRYING   ACCUMULATED     CARRYING     CARRYING   ACCUMULATED    CARRYING
                                            AMOUNT    AMORTIZATION     AMOUNT       AMOUNT    AMORTIZATION    AMOUNT
                                          ----------  ------------  -----------   ----------  ------------  ----------
                                                                        (IN THOUSANDS)

Intangible assets with indefinite lives:
  Trademarks ...........................  $  193,200  $             $  193,200    $  196,178  $             $  196,178
Intangible assets with finite lives:
  Customer-related .....................      30,918       (4,009)      26,909        30,500                    30,500
                                          ----------  -----------   ----------    ----------  ------------  ----------
Total other intangibles ................  $  224,118  $    (4,009)  $  220,109    $  226,678  $             $  226,678
                                          ==========  ===========   ==========    ==========  ============  ==========

    Amortization expense on intangible assets, excluding goodwill, for the three months and nine months ended September 30, 2002 and 2001 was $2.1 million and $4.0 million and $1.4 million and $3.9 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

                   2003...................................................$3.4 million
                   2004...................................................$2.6 million
                   2005...................................................$1.5 million
                   2006...................................................$0.8 million
                   2007...................................................$0.3 million

6.  LONG-TERM DEBT

                                                             AT SEPTEMBER 30, 2002                  AT DECEMBER 31, 2001
                                                        --------------------------------      --------------------------------
                                                            AMOUNT           INTEREST            AMOUNT            INTEREST
                                                         OUTSTANDING           RATE            OUTSTANDING           RATE
                                                        -------------      -------------      -------------      -------------
        $250 million senior notes, maturing in 2007...  $     250,514              8.150%      $     250,576             8.150%
        $200 million senior notes, maturing in 2009...        183,888              6.625             187,357             6.625
        $150 million senior notes, maturing in 2017...        125,148              6.900             124,579             6.900
        $100 million senior notes, maturing in 2005...         96,520              6.750              95,699             6.750
        Receivables-backed loan ......................         91,048              2.400             128,855             2.290
        Industrial development revenue bonds .........         18,000        1.75 - 1.90              21,950      1.70 -- 6.63
        Capitalized lease obligations and other ......          5,976                                  6,977
                                                        -------------                          -------------
                                                              771,094                                815,993
        Less current portion .........................         (1,575)                                (1,493)
                                                        -------------                          -------------
                  Total ..............................  $     769,519                          $     814,500
                                                        =============                          =============



    Senior Notes -- We had $700 million (face value) of senior notes outstanding at September 30, 2002, all of which was outstanding prior to our acquisition by Dean Foods Company. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real property interests. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value.

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

    Letters of Credit -- At September 30, 2002, $38.0 million of letters of credit were outstanding. These letters of credit were required by various utilities and government entities for performance and insurance guarantees.

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

7.  COMPREHENSIVE INCOME

    Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $40.3 million and $108.2 million for the three months and nine months ended September 30, 2002. The amounts of deferred income tax (expense) benefit allocated to each component of other comprehensive income (loss) during the nine months ended September 30, 2002 are included below.

                                                                PRE-TAX         TAX
                                                                INCOME        BENEFIT        NET
                                                                (LOSS)       (EXPENSE)      AMOUNT
                                                                -------      ---------      ------
                                                                          (IN THOUSANDS)
Accumulated other comprehensive income December 31, 2001 ..     $     0      $       0      $   0
Cumulative foreign currency translation adjustment arising
  during period ...........................................        (326)           127        (199)
                                                                -------      ---------      ------
Accumulated other comprehensive income, March 31,
  2002 ....................................................     $  (326)     $     127      $ (199)
Accumulated foreign currency translation adjustment arising
  during period ...........................................       1,071           (408)        663
                                                                -------      ---------      ------
Accumulated other comprehensive income, June 30,
  2002 ....................................................     $   745      $    (281)     $  464
Accumulated foreign currency translation adjustment arising
  during period ...........................................        (460)           175        (285)
                                                                -------      ---------      ------
Accumulated other comprehensive income, September 30, 2002      $   285      $    (106)     $  179
                                                                =======      =========      ======

8.  PLANT CLOSING COSTS

    As part of the purchase price allocation, Dean Foods Company accrued costs to exit certain of our activities and operations, in order to rationalize production and reduce costs and inefficiencies. Since the acquisition, Dean Foods Company has closed 4 of our plants (including 2 Dairy Group plants and 2 Specialty Foods plants) and restructured our old administrative offices. During the fourth quarter of 2002, Dean Foods Company will finalize its initial integration and rationalization plan, and refine its estimate of amounts in the purchase price allocations associated with this plan.

    The principal components of the plan include the following:

    o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices. To date, Dean Foods Company has identified 605 plant and administrative personnel for termination pursuant to the plan. The costs incurred are charged against our acquisition liabilities for these locations. As of September 30, 2002, 43 employees had not yet been terminated.

    o Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for resale or closure; and

    o Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

9.  SHIPPING AND HANDLING FEES

    In September 2000, the Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which became effective for us in the fourth quarter of fiscal year 2001. This issue required the disclosure of our accounting policies for shipping and handling costs and their income statement classification. Previously, we classified shipping and handling amounts billed to customers as revenue. However, certain costs incurred related to shipping and handling were classified as a reduction of revenue. As a result of our adoption of Issue No. 00-10 in the fourth quarter of fiscal 2001, prior years' shipping and handling costs were reclassified from net sales to cost of products sold and selling and distribution expenses. The amount totaled $36.9 million for the nine months ended September 30, 2001. This change did not affect our reported net income. Shipping and handling costs in cost of sales include inventory warehouse costs and product loading and handling costs. Shipping and handling costs in selling and distribution expense are related to shipping products to customers and consist primarily of (i) delivery costs for company-owned delivery routes, (ii) independent distributor routes (to the extent that such independent distributors are paid a delivery fee) and (iii) third-party carrier expenses. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $92.4 million and $281.2 million during the three months and nine months ended September 30, 2002, respectively; and $99.2 million and $300.9 million during the three months and nine months ended September 30, 2001, respectively.

10.  COMMITMENTS AND CONTINGENCIES

    Guaranty of Dean Foods Company's Obligations Under Its Senior Credit Facility -- Certain of Dean Foods Company's subsidiaries, including us, were required, effective as of the merger date, to guarantee Dean Foods Company's indebtedness under its new $2.7 billion credit facility. We pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for the guaranty. The senior credit facility provides Dean Foods Company with an $800 million revolving line of credit, a Tranche A $900 million term loan and a Tranche B $1 billion term loan. At September 30, 2002, there were outstanding borrowings of $1.88 billion under this facility, along with $65.4 million of issued but undrawn letters of credit. In addition to the letters of credit secured by this facility, there were an additional $38.0 million of letters of credit outstanding at September 30, 2002.

    Amounts outstanding under the revolving line of credit and the Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company's option:

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

    The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 4.05% at September 30, 2002. Dean Foods Company has interest rate swap agreements in place, however, that hedge $925.0 million of its borrowings under this facility at an average rate of 5.95%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

    Scheduled principal payments on the Tranche A term loan are due in the following installments:

    o   $16.87 million quarterly from March 31, 2002 through December 31, 2002;

    o   $33.75 million quarterly from March 31, 2003 through December 31, 2004;

    o   $39.38 million quarterly from March 31, 2005 through December 31, 2005;

    o   $45.00 million quarterly from March 31, 2006 through December 31, 2006;

    o   $56.25 million quarterly from March 31, 2007 through June 30, 2007; and

    o   A final payment of $112.5 million on July 15, 2007.

    Scheduled principal payments on the Tranche B term loan are due in the following installments:

    o   $1.25 million quarterly from March 31, 2002 through December 31, 2002;

    o   $2.5 million quarterly from March 31, 2003 through December 31, 2007;

    o   A payment of $472.5 million on March 31, 2008; and

    o   A final payment of $472.5 million on July 15, 2008.

    No principal payments are due on the revolving line of credit until maturity on July 15, 2007.

    The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, (2) upon the occurrence of certain debt and equity issuances when Dean Foods Company's leverage ratio is greater than 3.0 to 1.0, and (3) beginning in 2003, annually when Dean Foods Company's leverage ratio is greater than 3.0 to 1.0. As of September 30, 2002, Dean Foods Company's leverage ratio was 3.4 to 1.0.

    The credit agreement requires that Dean Foods Company prepay 50% of defined excess cash flow for any fiscal year (beginning in 2003) in which Dean Foods Company's leverage ratio is at year end is greater than 3.0 to 1.0.


    The senior credit facility contains various financial and other restrictive covenants and requires that Dean Foods Company maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, this facility requires Dean Foods Company to maintain a minimum level of net worth (as defined by the agreement).

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




    Dean Foods Company's interest coverage ratio must be greater than or equal to 3.0 to 1.0.

    Dean Foods Company's consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of Dean Foods Company's consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of September 30, 2002, the minimum net worth requirement was $1.27 billion.

    The facility also contains limitations for Dean Foods Company and its subsidiaries (including us and our subsidiaries) on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibits certain dispositions of property and restricts certain payments, including dividends.

    The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of Dean Foods Company's and its subsidiaries' other debt, a change in control and certain material adverse changes in Dean Foods Company's and its subsidiaries' businesses. The agreement does not contain any default triggers based on Dean Foods Company's debt rating.

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

    Litigation, Investigations and Audits -- We and our subsidiaries are parties, in the ordinary course of business, to certain other claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

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


                                                     SUCCESSOR       PREDECESSOR       SUCCESSOR       PREDECESSOR
                                                    -----------      -----------      -----------      -----------
                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30                      SEPTEMBER 30
                                                    ----------------------------      ----------------------------
                                                        2002             2001             2002             2001
                                                    -----------      -----------      -----------      -----------
                                                                            (IN THOUSANDS)
Net sales from external customers:
     Dairy Group .................................  $   795,867      $   868,094      $ 2,408,141      $ 2,537,992
     Specialty Foods .............................      164,103          174,551          502,681          545,674
                                                    -----------      -----------      -----------      -----------
     Total .......................................  $   959,970      $ 1,042,645      $ 2,910,822      $ 3,083,666
                                                    ===========      ===========      ===========      ===========

Operating income:
     Dairy Group .................................  $    65,591      $    40,313      $   189,561      $   107,105
     Specialty Foods .............................       28,321           19,449           74,475           48,097
     Corporate/Other .............................      (14,998)         (19,860)         (47,922)         (60,723)
                                                    -----------      -----------      -----------      -----------
     Total .......................................  $    78,914      $    39,902      $   216,114      $    94,479
                                                    ===========      ===========      ===========      ===========




                                         SUCCESSOR      PREDECESSOR
                                            2002            2001
                                        -----------     -----------
   Assets at September 30:
     Dairy Group .....................  $ 2,156,573     $ 1,518,919
     Specialty Foods .................      645,946         466,961
     National Refrigerated Products...                      206,148
     Corporate/Other .................      192,456         123,094
                                        -----------     -----------
     Total ...........................  $ 2,994,975     $ 2,315,122
                                        ===========     ===========

    Substantially all of our business is within the United States. Intersegment sales are not material. We have no one customer within any segment which represents greater than ten percent of our consolidated revenues.

12.      SUBSEQUENT EVENTS

    On October 11, 2002, we completed the sale of our 94% interest in EBI Foods, Limited a U.K. based subsidiary of our Specialty Foods Group. We received aggregate proceeds of approximately $29 million for our interest. No gain or loss will be recognized on the sale as EBI Foods was recorded at fair value in our acquisition by Dean Foods Company.

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

RESULTS OF OPERATIONS

    The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales:








                                          SUCCESSOR             PREDECESSOR             SUCCESSOR             PREDECESSOR
                                     -------------------    -------------------    -------------------    -------------------
                                           THREE MONTHS ENDED SEPTEMBER 30               NINE MONTHS ENDED SEPTEMBER 30
                                     ------------------------------------------    ------------------------------------------
                                             2002                  2001                   2002                  2001
                                     -------------------    -------------------    -------------------    -------------------
                                      DOLLARS   PERCENT     DOLLARS    PERCENT     DOLLARS    PERCENT     DOLLARS    PERCENT
                                     --------   --------    --------   --------    --------   --------    --------   --------
                                                (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)


 Net sales .......................   $959,970      100.0%  $1,042,645     100.0%   $2,910,822     100.0%  $3,083,666     100.0%
 Cost of sales ...................    717,071       74.7      815,751      78.2     2,192,467      75.3    2,408,743      78.1
                                     --------   --------   ----------  --------    ----------   --------  ----------  --------
 Gross profit ....................    242,899       25.3      226,894      21.8       718,355      24.7      674,923      21.9
 Operating expenses:
    Selling and distribution .....    127,952       13.3      136,305      13.1       394,043      13.5      425,503      13.8
    General and administrative ...     34,478        3.6       45,070       4.4       103,625       3.6      137,973       4.5
    Amortization of intangibles ..      1,555        0.2        5,617       0.5         4,573       0.2       16,968       0.5
                                     --------   --------   ----------  --------    ----------  --------   ----------  --------
      Total operating expenses ...    163,985       17.1      186,992      18.0       502,241      17.3      580,444      18.8
                                     --------   --------   ----------  --------    ----------  --------   ----------  --------
      Total operating income .....   $ 78,914        8.2%  $   39,902       3.8%   $  216,114       7.4%  $   94,479       3.1%
                                     ========   ========   ==========  ========    ==========  ========   ==========  ========

    Financial information for all periods has been restated to reflect the results of our former NRP segment as a discontinued operation.

    THREE MONTH PERIOD FROM JULY 1, 2002 TO SEPTEMBER 30, 2002 COMPARED TO
      THREE MONTH PERIOD FROM JULY 1, 2001 TO SEPTEMBER 30, 2001

    Net Sales -- Net sales decreased 7.9% to $960.0 million during the three month period ended September 30, 2002 from $1.043 billion in the three month period ended September 30, 2001. Dairy Group sales decreased 8.3% in the three month period ended September 30, 2002 to $795.9 million from $868.1 million in the three month period ended September 30, 2001. The decrease is due primarily to a decrease in raw milk costs compared to the prior year three month period and also due to lower ice cream volumes. In general, we change the prices that we charge our customers for our products on a monthly basis as the costs of raw materials fluctuate. Therefore, sales generally decrease as raw materials prices decrease. Our ice cream products are sold under private labels and local brands and we lost sales during the quarter to nationally branded products, which were promoted more aggressively than our products and with the current raw material environment are priced more competitively with private label ice cream. Specialty Foods' net sales decreased 6.0% in the three month period ended September 30, 2002 to $164.1 million from $174.6 million in the three month period ended September 30, 2001. Excluding net sales from DFC Transportation, Inc. and the boiled peanuts division, which were sold in January and February 2002 respectively, Specialty Foods' net sales for the three month period from July 1, 2002 to September 30, 2002 decreased 0.9% from the same period last year.

    Cost of Sales -- Our cost of sales ratio was 74.7% for the three months ended September 30, 2002 compared to 78.2% in the same period last year. The cost of sales ratio for the Dairy Group decreased to 75.3% in the three months ended September 30, 2002 from 78.6% in the same period 2001, due primarily to lower raw milk costs. The cost of sales ratio for Specialty Foods' was 71.7% for the three months ended September 30, 2002 compared to 76.3% in the same period last year, due primarily to lower commodity prices and production synergies as the result of closing two plants and shifting production lines.

    Operating Costs and Expenses -- Our operating expense ratio was 17.1% in the three month period ended September 30, 2002 compared to 18.0% in the three month period ended September 30, 2001. These ratios were affected by:

    o the implementation of SFAS No. 142 on January 1, 2002, which eliminated the amortization of goodwill and certain other intangible assets, and

    o  realized synergies from our acquisition by Dean Foods Company.

    The operating expense ratio in the Dairy Group was 16.4% in the three month period ended September 30, 2002 compared to 16.7% in the three month period ended September 30, 2001. The decrease is due to realized synergies from our acquisition by Dean Foods Company, including a reduction of expenses as a result of streamlining operations under new regional management. The operating expense ratio in the Specialty Foods segment was 11.0% in the three month period ended September 30, 2002 compared to 12.6% in the three month period ended September 30, 2001. The decrease is due primarily to realized synergies as a result of the acquisition by Dean Foods Company which included closing 2 plants and realigning certain production facilities.

    Operating Income -- Operating income in the three month period ended September 30, 2002 was $78.9 million, an increase of $39.0 million from the three month period ended September 30, 2001 operating income of $39.9 million. Corporate expenses decreased $4.9 million in the three month period ended September 30, 2002 to $15.0 million from $19.9 million in the three month period ended September 30, 2001, primarily due to realized synergies from our acquisition by Dean Foods Company. Operating margins in the Dairy Group increased to 8.2% in the three month period ended September 30, 2002 from 4.6% in the three month period ended September 30, 2001. This improvement was primarily due to lower raw milk costs, lower amortization expense during the 2002 period, and realized synergies from our acquisition by Dean Foods Company. Operating margins in Specialty Foods increased to 17.3% in the three month period ended September 30, 2002 from 11.1% in the three month period ended September 30, 2001, due primarily to realized merger synergies and to lower amortization expense.

    Other (Income) Expense -- Total other expense in the three month period ended September 30, 2002 decreased by $1.6 million from the same period last year. For the three month period ended September 30, 2002 interest expense, net of interest income, decreased $2.2 million to $13.9 million, primarily due to the pay-off of our former revolving line of credit by Dean Foods Company upon completion of our acquisition by Dean Foods Company.

    Income Taxes -- Income tax expense was recorded at an effective rate of 37.4% for the three months ended September 30, 2002 compared to 38.3% for the same period last year.

    NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTH
      PERIOD ENDED SEPTEMBER 30, 2001

    Net Sales -- Net sales decreased 5.6% to $2.911 billion during the nine month period ended September 30, 2002 from $3.084 billion in the nine month period ended September 30, 2001. Dairy Group sales decreased 5.1% in the nine month period ended September 30, 2002 to $2.408 billion from $2.538 billion in the nine month period ended September 30, 2001. The decrease was due to lower raw milk costs in 2002 and to lower ice cream volumes. In general, we change the price that we charge our customers for our products on a monthly basis as the costs of our raw materials fluctuate. Therefore, sales generally decrease as raw materials prices decrease. Our ice cream products are sold under private labels and local brands, and we lost sales during 2002 to nationally branded products, which were promoted more aggressively than our products and with the current raw material environment, and are priced more competitively with private label ice cream. Specialty Foods' net sales decreased 7.9% in the nine month period ended September 30, 2002 to $502.7 million from $545.7 million in the nine month period ended September 30, 2001. Excluding net sales from DFC Transportation, Inc. and the boiled peanuts division, which were sold in January and February 2002 respectively, Specialty Foods' net sales for the nine month period from January 1, 2002 to September 30, 2002 decreased 3.9% from the same period last year, primarily due to softness in branded pickle sales and overall softness in the food services industry.

    Cost of Sales -- Our cost of sales ratio was 75.3% for the nine months ended September 30, 2002 compared to 78.1% in the same period last year. The cost of sales ratio in the Dairy Group decreased to 75.5% for the nine month period ended September 30, 2002 from 78.2% in the same period 2001, due primarily to lower raw milk costs. The cost of sales ratio for Specialty Foods was 73.9% in the nine months ended September 30, 2002 compared to 77.6% in the same period last year due primarily to lower commodity prices and production synergies as the result of the closing 2 plants and shifting production lines.

    Operating Costs and Expenses -- Our operating expense ratio was 17.3% in the nine month period ended September 30, 2002 compared to 18.8% in the nine month period ended September 30, 2001. These ratios were affected by:

    o the implementation of SFAS No. 142 on January 1, 2002, which eliminated the amortization of goodwill and certain other intangible assets, and

    o realized synergies from our acquisition by Dean Foods Company.

    The operating expense ratio in the Dairy Group was 16.6% in the nine month period ended September 30, 2002 compared to 17.6% in the nine month period ended September 30, 2001. The decrease is due primarily to realized synergies from our acquisition by Dean Foods Company including a reduction of expenses as a result of streamlining operations under new regional management. The operating expense ratio in the Specialty Foods segment, was 11.3% in the nine month period ended September 30, 2002 compared to 13.6% in the nine month period ended September 30, 2001 due to favorable variances in raw materials and synergies recognized from our acquisition by Dean Foods Company.

    Operating Income -- Operating income in the nine month period ended September 30, 2002 was $216.1 million, an increase of 128.7% from the nine month period ended September 30, 2001 operating income of $94.5 million. Corporate expenses decreased $12.8 million in the nine month period ended September 30, 2002 to $47.9 million from $60.7 million in the nine month period ended September 30, 2001, primarily because the prior year amount includes $32.0 million for merger-related costs. Excluding those costs, corporate expenses increased by $19.2 million for the nine months ended September 30, 2002, which is primarily the result of the management fee charged to us by Dean Foods Company.

Operating margins in the Dairy Group increased to 7.9% in the nine month period ended September 30, 2002 from 4.2% in the nine month period ended September 30, 2001. This improvement was primarily due to lower raw milk costs, lower amortization expense during the 2002 period, and realized synergies from our acquisition by Dean Foods Company. Operating margins in Specialty Foods increased to 14.8% in the nine month period ended September 30, 2002 from 8.8% in the nine month period ended September 30, 2001, due primarily to realized merger synergies and to lower amortization expense.

    Other (Income) Expense -- Total other expense in the nine month period ended September 30, 2002 decreased by $8.8 million. For the nine month period ended September 30, 2002 interest expense, net of interest income, decreased $9.3 million to $42.2 million primarily due to the pay-off of our former revolving line of credit by Dean Foods Company upon completion of our acquisition by Dean Foods Company.

    Income Taxes -- Income tax expense was recorded at an effective rate of 38.1% for the nine months ended September 30, 2002 compared to 38.5% for the same period last year.


ITEM 4. CONTROLS & PROCEDURES

    Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

              99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

              99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

-------
* This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent required by the Sarbanes-Oxley Act of 2002.


      (b)  Reports on Form 8-K and 8-K/A

                 o    None

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN HOLDING COMPANY

/s/ Barry A. Fromberg
-----------------------------------------
Barry A. Fromberg
Executive Vice President, Chief Financial
Officer (Principal Accounting Officer)

/s/ Gregg L. Engles
-----------------------------------------
Gregg L. Engles
Chairman of the Board and
Chief Executive Officer

Date:  November 14, 2002

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gregg Engles, Chief Executive Officer of Dean Holding Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dean Holding Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Dean Holding Company as of, and for, the periods presented in this quarterly report;

     4. Dean Holding Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dean Holding Company and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to Dean Holding Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of Dean Holding Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Dean Holding Company's other certifying officer and I have disclosed, based on our most recent evaluation, to Dean Holding Company's auditors and the audit committee of Dean Holding Company's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect Dean Holding Company's ability to record, process, summarize and report financial data and have identified for Dean Holding Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in Dean Holding Company's internal controls; and

     6. Dean Holding Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Gregg L. Engles
Gregg L. Engles
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Barry A. Fromberg, Executive Vice President and Chief Financial Officer of Dean Holding Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dean Holding Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Dean Holding Company as of, and for, the periods presented in this quarterly report;

     4. Dean Holding Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dean Holding Company and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to Dean Holding Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of Dean Holding Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Dean Holding Company's other certifying officer and I have disclosed, based on our most recent evaluation, to Dean Holding Company's auditors and the audit committee of Dean Holding Company's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect Dean Holding Company's ability to record, process, summarize and report financial data and have identified for Dean Holding Company's auditors any material weaknesses in Dean Holding Company's internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in Dean Holding Company's internal controls; and

     6. Dean Holding Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


/s/ Barry A. Fromberg
Barry A. Fromberg
Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
-------       ------------
 99.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to section 906 of the
              Sarbanes-Oxley Act of 2002

 99.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.