Form 10-K
period 2002-12-31
DEAN HOLDING CO
filed 2003-03-27
CIK 27500

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-08262

                              DEAN HOLDING COMPANY
             (Exact name of Registrant as specified in its charter)

                          (DEAN HOLDING COMPANY LOGO)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The registrant meets the conditions specified in General Instruction I(1)(a) and
(b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format permitted by General Instruction I(2).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
                                 PART I
1     Business....................................................     2
2     Properties..................................................     6

                                PART II
      Management's Discussion and Analysis of Financial Condition
7     and Results of Operations...................................     8
8     Consolidated Financial Statements...........................    11
      Changes in and Disagreements with Accountants on Accounting
9     and Financial Disclosure....................................    12

                                PART III
14    Controls and Procedures.....................................    12

                                PART IV
      Exhibits, Financial Statement Schedules and Reports on Form
15    8-K.........................................................    13
      Signatures..................................................    13
      Certifications..............................................   C-1

                                     PART I

ITEM 1. BUSINESS

     Explanatory Note: As permitted by General Instruction I(2)(d) to Form 10-K, in lieu of the information required by Item 1 of Form 10-K, we are providing only the information required by General Instruction I(2)(d). For more information, this report should be read in conjunction with the 2002 Annual Report on Form 10-K of our parent, Dean Foods Company, as filed with the Securities and Exchange Commission on March 26, 2003.

GENERAL

     We are a wholly-owned subsidiary of Dean Foods Company (formerly known as Suiza Foods Corporation). Dean Foods Company is the leading processor and distributor of milk and other dairy products in the United States and a leading manufacturer of specialty food products. We have two reportable segments: Dairy Group and Specialty Foods. Our Dairy Group is part of the Dairy Group segment of Dean Foods Company and our Specialty Foods segment comprises the entirety of Dean Foods Company's Specialty Foods segment.

DEVELOPMENTS SINCE JANUARY 1, 2002

  INTEGRATION AND RATIONALIZATION ACTIVITIES

     On December 21, 2001, we were acquired by Dean Foods Company (formerly known as Suiza Foods Corporation). During 2002, our Dairy Group was integrated into Dean Food Company's Dairy Group, our former National Refrigerated Products ("NRP") group was integrated into Dean Foods Company's Morningstar Foods subsidiary and our former corporate headquarters were eliminated. As a result we no longer have an NRP segment. As part of the integration activities, certain of our facilities have been closed and our workforce accordingly reduced. Facilities that have been closed include: our Cairo, Georgia Specialty Foods plant, our Atkins, Arkansas Specialty Foods plant, our Escondido, California Dairy Group plant, our Parker Ford, Pennsylvania Dairy Group plant and our Camp Hill, Pennsylvania Dairy Group depot. We have also announced the closure of two of our Specialty Foods tank yard facilities in Plymouth, Indiana and Green Bay, Wisconsin.

  DIVESTITURES

     Part of Dean Foods Company's strategy is to analyze its portfolio of assets and make divestitures where appropriate in order to ensure that its financial and management resources are closely aligned with its strategic direction. During 2002, we sold three small non-core businesses that were part of our Specialty Foods segment, including a contract hauling business, a boiled peanut business and a powdered food-coating business, for a combined net purchase price of approximately $30 million.

BUSINESS SEGMENTS

  DAIRY GROUP

     Our Dairy Group, which is part of Dean Foods Company's Dairy Group, manufactures and sells:

     - fluid milk (including flavored milks and buttermilk),
     - cream (including half-and-half and whipping cream),
     - ice cream, ice cream novelties and ice cream mix,
     - cultured products (including cottage cheese, sour cream and yogurt),
     - juice, fruit flavored drinks and water,
     - coffee creamers,
     - dips, and
     - condensed milk.

     Dean Foods Company's Dairy Group is operated in a generally decentralized manner and is organized into four geographic regions, including the Northeast region, the Southeast region, the Southwest region and the Midwest region. Our plants are located in all of Dean Foods Company's geographic regions. Our Dairy Group currently manufactures its products in 35 plants in 17 states. For more information about plants in our Dairy Group, see "-- Item 2. Properties" beginning on page 6.

     Primarily due to the perishable nature of its products, our Dairy Group delivers the majority of its products directly from its plants or distribution branches to its customers in trucks that we own or lease. This form of delivery is called a "direct store delivery" or a "DSD" system. Using its DSD system, the Dairy Group also acts as a distributor for certain other manufacturers of refrigerated products in certain parts of the country.

     The Dairy Group sells its products primarily on a local or regional basis through its internal sales force to a wide variety of retail customers including grocery stores, club stores, convenience stores and mass merchandisers. The Dairy Group also sells its products to food service customers such as restaurants and hotels, distributors, schools and other government installations. The Dairy Group's sales are slightly seasonal, with sales tending to be higher in the third and fourth quarters.

     In 2002, our Dairy Group manufactured and marketed approximately two-thirds of its dairy products under its proprietary or licensed local and regional brand names. The remaining one-third of the Dairy Group's products were manufactured and sold on a private-label (or "customer brand") basis for customers. Proprietary or licensed brands used in the Dairy Group include the following:

NORTHEAST REGION           SOUTHEAST REGION             MIDWEST REGION              SOUTHWEST REGION
----------------           ----------------             --------------              ----------------
Chug(R)                 Barber's(R)             Chug(R)                          Adohr Farms(R)
Dean's(R)               Chug(R)                 Dean's(R)                        Alta Dena(R)
Fairmont(R)             Dean's(R)               Land O'Lakes(R)(licensed brand)  Berkeley Farms(TM)
Meadowbrook(R)          Mayfield(R)             Liberty(R)                       Chug(R)
Reiter(R)               McArthur(R)             Maplehurst(R)                    Creamland(TM)
Swiss(TM)               Purity(TM)              Reiter(R)                        Dean's(R)
Wengert's(R)            TG Lee(R)               Verifine(R)                      Gandy's(R)
                                                                                 Price's(TM)
                                                                                 Swiss(TM)

     The primary raw material used in our Dairy Group is raw milk. We purchase our raw milk from independent farmers and farmers' cooperatives, typically pursuant to contractual arrangements. Raw milk is generally readily available. The price of raw milk is regulated in most parts of the country by the federal government through federal market orders and price support programs. Several states regulate raw milk pricing through their own programs. The price of raw milk can fluctuate widely. Other raw materials used by the Dairy Group, such as juice concentrates, sweeteners and packaging supplies are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our Dairy Group's raw materials are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply and demand.

     The dairy industry is highly competitive. Our Dairy Group has many competitors in each of our major product and geographic markets. Competition between dairy processors for shelf space with retailers is based primarily on price, service and quality, while competition for consumer sales is based on a variety of factors such as brand recognition, price, quality and taste preference. Dairy products also compete with many other beverages and nutritional products for consumer sales.

     Net sales in the Dairy Group to unaffiliated customers totaled $3.2 billion in 2002. For more financial information about our Dairy Group's recent operations, see "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 8 and Note 21 to our Consolidated Financial Statements.

  SPECIALTY FOODS

     Our Specialty Foods segment offers a diverse product mix that includes:

     - pickles, relishes and peppers,
     - powdered coffee creamers and other powdered products,
     - aseptic sauces and puddings, and
     - nutritional beverages.

     Our Specialty Foods division is one of the largest pickle processors and marketers in the United States. Its pickle, relish and pepper products are sold nationally, primarily under various customer brands, but also under some of our proprietary brands including Atkins(R), Cates(R), Heifetz(R), Nalley's(R), Steinfeld(TM), Farmans(R), Paramount(R), Peter Piper(R), Roddenberry(R) and Schwartz(R), and sold to foodservice customers, grocery store chains and club stores and in bulk to other food processors. Approximately half of Specialty Foods' 2002 net sales to unaffiliated customers consisted of sales of pickles, relish and pepper products.

     Specialty Foods also sells shortening powders and other high-fat powder formulas used in baking, beverage mixes, gravies and sauces, and premium and low-fat powdered products sold primarily under private labels to vending operators, office beverage service companies and institutional foodservice distributors with national distribution to restaurants, schools, health care institutions, hotels and vending and fast-food operators. Powdered coffee creamers are sold for private label distribution to all classes of the retail trade and in bulk to a number of other food companies for use as an ingredient in their food products. We believe that our Specialty Foods segment is the largest manufacturer of powdered non-dairy coffee creamers in the United States. Sales of powdered products represented approximately one-third of Specialty Foods' 2002 net sales to unaffiliated customers.

     Specialty Foods also manufactures aseptic cheese sauce and pudding. Aseptic products are sterilized using a process which allows storage for prolonged periods without refrigeration. Our cheese sauce and pudding products are sold nationally, primarily under private labels to distributors that supply restaurants, schools, hotels and other segments of the foodservice and grocery industries. Specialty Foods also sells aseptic nutritional beverages in the meal supplement, weight loss/gain and sports categories. Nutritional beverages are primarily sold nationally, entirely under private labels, to retail grocery/drug store channels and some food service distributors. We believe that we are the only producer of nutritional beverages in the United States able to match premium brand quality due to our aseptic capabilities coupled with our research and development expertise. Sales of aseptic products represented approximately 18% of Specialty Foods' 2002 net sales to unaffiliated customers.

     Finally, Specialty Foods produces a number of specialty sauces, including shrimp, seafood, tarter, horseradish, chili and sweet and sour sauces, and sells them to retail grocers in the Eastern, Midwestern and Southern United States. These products are sold under the Bennett's(R) and Hoffman House(R) brand names.

     Due to their relatively long shelf-lives, Specialty Foods' products are delivered to our customers' stores and warehouses primarily by common carrier.

     Specialty Foods purchases cucumbers under seasonal grower contracts with a variety of growers. We supply seeds and advise growers regarding planting techniques. We also monitor and arrange for the control of insects, direct the harvest and, for some crops, provide automated harvesting services. Other raw materials used by Specialty Foods, such as corn syrup, soy bean oil, casein and packaging materials, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of Specialty Foods' raw materials are purchased under long-term contracts in order to guarantee supply and to obtain lower costs.

     Specialty Foods produces its products in 11 plants located across the United States. For more information about Specialty Foods' manufacturing plants, see "-- Item 2. Properties" beginning on page 6.

     Specialty Foods competes with several competitors in each of its product markets. For most of Specialty Foods' products, competition to obtain shelf-space with retailers is based on the expected or historical sales performance of the product compared to its competitors. In some cases, Specialty Foods pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on quality, regional taste preferences, price and brand awareness. Specialty Foods also competes with other food and nutritional products for consumer sales.

     Specialty Foods' net sales to unaffiliated customers totaled approximately $673.6 million in 2002. For more information about Specialty Foods' recent operations, see "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 8 and Note 21 to our Consolidated Financial Statements.

EMPLOYEES

     As of December 31, 2002 we had the following employees:

                                                              NUMBER OF   % OF
                                                              EMPLOYEES   TOTAL
                                                              ---------   -----
Dairy Group.................................................    9,515      83.4%
Specialty Foods.............................................    1,841      16.1
Corporate and Other.........................................       55       0.5
                                                               ------     -----
                                                               11,411     100.0%
                                                               ======     =====

WHERE YOU CAN GET MORE INFORMATION

     Our fiscal year ends on December 31. We file annual, quarterly and current reports with the Securities and Exchange Commission. Dean Foods Company, our sole shareholder, also files annual, quarterly and current reports with the Securities and Exchange Commission.

     If you would like free hardcopies of our filings with the Securities and Exchange Commission, write, call or email us at:

        Dean Holding Company
        2515 McKinney Avenue, Suite 1200
        Dallas, Texas 75201
        (214) 303-3400
        Attention: Investor Relations
        www.deanfoods.com

     You may also read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference rooms in Washington D.C. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

     Our Securities and Exchange Commission filings are also available to the public on the Internet at http://www.sec.gov.

ITEM 2. PROPERTIES

     Explanatory Note: As permitted by General Instruction I to Form 10-K, in lieu of the information required by Item 2 of Form 10-K, we are providing only the information required by General Instruction I.

     Our Dairy Group currently conducts its manufacturing operations from the following plants:

                           NUMBER               LOCATIONS
GEOGRAPHIC REGION         OF PLANTS             OF PLANTS
-----------------         ---------             ---------
Northeast...............      5       - Akron, Ohio
                                      - Belleville, Pennsylvania
                                      - Erie, Pennsylvania
                                      - Lebanon, Pennsylvania
                                      - Sharpsville, Pennsylvania
Southeast...............      9       - Birmingham, Alabama(2)
                                      - Miami, Florida
                                      - Orlando, Florida
                                      - Orange City, Florida
                                      - Braselton, Georgia
                                      - Louisville, Kentucky
                                      - Athens, Tennessee
                                      - Nashville, Tennessee
Midwest.................     12       - Belvidere, Illinois
                                      - Chemung, Illinois
                                      - Huntley, Illinois
                                      - Rockford, Illinois
                                      - Rochester, Indiana
                                      - Evart, Michigan
                                      - Thief River Falls, Minnesota
                                      - Woodbury, Minnesota
                                      - Bismark, North Dakota
                                      - Springfield, Ohio
                                      - Sioux Falls, South Dakota
                                      - Sheboygan, Wisconsin
Southwest...............      9       - Buena Park, California(2)
                                      - City of Industry, California
                                      - Hayward, California
                                      - San Leandro, California
                                      - Albuquerque, New Mexico(2)
                                      - El Paso, Texas
                                      - Lubbock, Texas

     Each of the Dairy Group's manufacturing plants also serves as a distribution facility. In addition, our Dairy Group has numerous distribution branches across the country, some of which are owned, but most of which are leased. The Dairy Group's headquarters are located in Dallas, Texas in leased premises.

     Specialty Foods currently conducts its manufacturing operations from plants in the following locations:

     - La Junta, Colorado
     - New Hampton, Iowa
     - Chicago, Illinois
     - Dixon, Illinois
     - Pecatonica, Illinois
     - Plymouth, Indiana
     - Benton Harbor, Michigan
     - Wayland, Michigan
     - Faison, North Carolina
     - Portland, Oregon
     - Green Bay, Wisconsin

     Specialty Food's headquarters are located at its plant in Green Bay, Wisconsin.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Explanatory Note: As permitted by General Instruction I(2)(a) to Form 10-K, in lieu of the information required by Item 7, we are providing only the information required by General Instruction I(2)(a).

RESULTS OF OPERATIONS

     The table set forth below presents certain information concerning our results of operations, including information presented as a percentage of net sales. In the table:

     - Financial information for all periods has been restated to reflect the results of our former NRP segment as a discontinued operation.

     - We have used a date of December 31, 2001 as a "date of convenience" for recording the effects of our acquisition by Dean Foods Company.

     - Our financial statements for all periods prior to December 31, 2001 have been prepared using our historical basis of accounting and are indicated in our consolidated financial statements as "Predecessor".

     - In order to allow users of our financial statements to make a meaningful comparative assessment of our financial performance, we have provided a comparison of our 2002 full year results with our results for the 12-month period ended December 31, 2001. (We have also provided full year comparative information in the textual analysis of our results of operations set forth below). Prior to our acquisition by Dean Foods Company, our fiscal year ended on the last Sunday in May. Immediately upon being acquired, we changed our fiscal year end to December 31, in order to conform to the fiscal year end of Dean Foods Company.

                                      SUCCESSOR                                     PREDECESSOR
                                ----------------------   ------------------------------------------------------------------
                                      YEAR ENDED              YEAR ENDED
                                  DECEMBER 31, 2002       DECEMBER 31, 2001                FISCAL YEAR ENDED MAY
                                ----------------------   --------------------   -------------------------------------------
                                                                                        2001                   2000
                                                             (UNAUDITED)        --------------------   --------------------
                                  DOLLARS     PERCENT     DOLLARS     PERCENT    DOLLARS     PERCENT    DOLLARS     PERCENT
                                -----------   --------   ----------   -------   ----------   -------   ----------   -------
                                (DOLLARS IN THOUSANDS)                         (DOLLARS IN THOUSANDS)
Net sales.....................  $3,855,506     100.0%    $4,111,221    100.0%   $3,982,669    100.0%   $3,754,623    100.0%
Cost of sales.................   2,895,647      75.1      3,205,815     78.0     3,074,635     77.2     2,907,563     77.4
                                ----------     -----     ----------    -----    ----------    -----    ----------    -----
  Gross profit................     959,859      24.9        905,406     22.0       908,034     22.8       847,060     22.6
  Operating costs and
    expenses:
    Selling and
      distribution............     525,466      13.7        545,756     13.3       563,272     14.1       507,270     13.5
    General and
      administrative..........     131,918       3.4        184,867      4.5       135,300      3.4       132,693      3.5
    Amortization of
      intangibles.............       5,367        .1         22,152       .5        22,774       .6        18,319       .5
    Plant closing costs.......                                  366       .0                                6,078       .2
    Transaction related
      costs...................                               29,981       .7        22,151       .6
                                ----------     -----     ----------    -----    ----------    -----    ----------    -----
  Total operating costs and
    expenses..................     662,751      17.2        783,122     19.0       743,497     18.7       664,360     17.7
                                ----------     -----     ----------    -----    ----------    -----    ----------    -----
Operating income..............  $  297,108       7.7%    $  122,284      3.0%   $  164,537      4.1%   $  182,700      4.9%
                                ==========     =====     ==========    =====    ==========    =====    ==========    =====

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net Sales -- Net sales decreased 6.2% to $3.9 billion during 2002 from $4.1 billion in 2001. Dairy Group sales decreased 5.9% in 2002 to $3.2 billion from $3.4 billion in 2001. The decrease is due primarily to a decrease in raw milk costs compared to the prior year and also due to lower ice cream volumes. In general, we change the prices that we charge our customers for our products on a monthly basis as the costs of raw materials fluctuate. Therefore, sales generally decrease as raw materials prices decrease. Our ice cream products are sold under private labels and local brands and we lost sales during the year to nationally branded products, which were promoted more aggressively than our products. Dairy Group volumes were essentially unchanged between the two periods. Specialty Foods' sales decreased 7.6% in 2002 to $673.6 million from $729.1 million in 2001 primarily as a result of the divestitures of DFC Transportation, Inc. in January, our boiled peanuts division in February and EBI Foods, Ltd. in October 2002. Absent the impact of those divestitures, Specialty Foods' net sales for 2002 would have decreased 2.9% from the prior year, primarily due to continued softness in the food services industry as a result of the overall economic downturn.

     Cost of Sales -- Our cost of sales ratio was 75.1% for 2002 compared to 78.0% for 2001. The cost of sales ratio for the Dairy Group decreased to 75.2% in 2002 from 78.1% in 2001, primarily due to lower raw milk costs. The cost of sales ratio for Specialty Foods decreased to 73.9% in 2002 from 77.3% in 2001, due primarily to lower commodity prices and production synergies as the result of closing two plants and shifting production lines.

     Operating Costs and Expenses -- Our operating expense ratio was 17.2% in 2002 compared to 19.0% in 2001. These ratios were affected by:

     - the implementation of SFAS No. 142 on January 1, 2002, which eliminated the amortization of goodwill and certain other intangible assets, and

     - realized synergies from our acquisition by Dean Foods Company.

     The operating expense ratio in the Dairy Group was 16.8% in 2002 compared to 17.6% in 2001. The decrease is due primarily to realized synergies from our acquisition by Dean Foods Company including a reduction of expense as a result of streamlining operations under new regional management. The operating expense ratio at Specialty Foods was 11.4% in 2002 compared to 13.2% in 2001. The decrease is due primary to realized synergies as a result of the acquisition by Dean Foods Company which included closing two plants and realigning certain production facilities.

     Operating Income -- Operating income in 2002 was $297.1 million, an increase of 143.0% from 2001 operating income of $122.3 million. Operating margins in the Dairy Group increased to 8.0% in 2002 from 4.3% in 2001. This increase was primarily due to lower raw milk costs, lower amortization expense during the 2002 period and realized synergies from our acquisition by Dean Foods Company. Before plant closure charges of $0.4 million, operating margins in Specialty Foods increased to 14.7% in 2002 from 9.5% in 2001. This improvement was due primarily to realized merger synergies and to lower amortization expense. Corporate expenses decreased $40.0 million in 2002 to $52.2 million from $92.2 million in 2001. The decrease is primarily the result of $30.0 million of transaction related costs associated with our acquisition by Dean Foods Company in 2001. Excluding the transaction related costs, corporate expenses decreased slightly from 2001 due primarily to lower corporate overhead as the result of closing our former corporate office and realized synergies from our acquisition by Dean Foods Company.

     Other (Income) Expense -- Total other expense in 2002 decreased by $16.2 million. In 2002 interest expense, net of interest income, decreased $10.9 million to $56.3 million primarily due to lower short-term interest rates and to the pay-off of our former revolving line of credit upon completion of our acquisition by Dean Foods Company.

     Other (income) expense in 2002 contained no loss on the write-off or sale of fixed assets as compared to a loss on the write-off of fixed assets of $6.4 million in 2001.

     Income Taxes -- Our 2002 effective tax rate was 38.0%, which was flat compared to 2001.

  FISCAL YEAR ENDED MAY 2001 COMPARED TO FISCAL YEAR ENDED MAY 2000

     Net Sales -- Net sales increased 6.1% to $3.98 billion during fiscal year 2001 from $3.75 billion in fiscal year 2000. Dairy Group sales increased 6.1% in fiscal year 2001 to $3.25 billion from $3.06 billion in fiscal year 2000 and volume increased 2.5% over fiscal year 2000. The increases in sales and volume are primarily the result of the Land O' Lakes acquisition, which was completed in July 2000. Absent the impact of the fiscal year 2001 acquisition, volume in fiscal year 2001 declined slightly in comparison to fiscal year 2000, due to declines in fluid milk volumes, primarily in California. Specialty Foods' sales increased 6.1% in fiscal year

2001 to $736.2 million from $694.2 million in fiscal year 2000, primarily as the result of the acquisition of the Nalley's pickle business in July 2000. Absent the Nalley's acquisition, sales declined slightly from fiscal year 2000.

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

     Operating Income -- Operating income in fiscal year 2001 was $164.5 million, a decrease of 9.9% from fiscal year 2000 operating income of $182.7 million. Included in fiscal year 2000 operating costs are plant closure charges of $6.1 million. Before plant closure charges, operating margins in the Dairy Group decreased to 4.7% in fiscal year 2001 from 4.8% in fiscal year 2000. Before plant closure charges, operating margins in Specialty Foods decreased to 9.6% in fiscal year 2001 from 11.6% in fiscal year 2000. Corporate expenses increased $21.5 million in fiscal year 2001 to $59.5 million from $38.0 million in fiscal year 2000. The increase is primarily the result of $22.2 million of transaction related costs associated with our acquisition by Dean Foods Company. Excluding the transaction related costs, corporate expenses declined slightly from fiscal year 2000 due primarily to lower incentive compensation expense.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

     Our Consolidated Financial Statements are included in this report on the following pages.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-1
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001
  and May 27, 2001..........................................   F-3
Consolidated Statements of Income for the year ended
  December 31, 2002, the period from May 28, 2001 to
  December 31, 2001 and the fiscal years ended May 2001 and
  2000......................................................   F-4
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2002, the period from May 28, 2001 to
  December 31, 2001 and the fiscal years ended May 2001 and
  2000......................................................   F-5
Consolidated Statements of Cash Flows for the year ended
  December 31, 2002, the period from May 28, 2001 to
  December 31, 2001 and the fiscal years ended May 2001 and
  2000......................................................   F-6
Notes to Consolidated Financial Statements:
 1.  Summary of Significant Accounting Policies.............   F-7
 2.  Acquisition by Dean Foods Company......................  F-11
 3.  Acquisitions...........................................  F-14
 4.  Discontinued Operations................................  F-15
 5.  Gain on Sale of Note...................................  F-15
 6.  Inventories............................................  F-15
 7.  Property, Plant and Equipment..........................  F-16
 8.  Intangible Assets......................................  F-16
 9.  Accounts Payable and Accrued Expenses..................  F-17
10.  Income Taxes...........................................  F-18
11.  Long-Term Debt.........................................  F-19
12.  Stockholders' Equity...................................  F-21
13.  Other Comprehensive Income.............................  F-22
14.  Employee Retirement and Profit Sharing Plans...........  F-23
15.  Post-Retirement Benefits Other Than Pensions...........  F-25
16.  Plant Closing Costs....................................  F-27
17.  Supplemental Cash Flow Information.....................  F-28
18.  Shipping and Handling Fees.............................  F-28
19.  Commitments and Contingencies..........................  F-29
20.  Fair Value of Financial Instruments....................  F-31
21.  Segment and Geographic Information and Major
     Customers..............................................  F-32
22.  Quarterly Results of Operations (unaudited)............  F-34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Dean Holding Company
Dallas, Texas

     We have audited the accompanying consolidated balance sheets of Dean Holding Company and subsidiaries (the "Company") (formerly known as Dean Foods Company) as of December 31, 2002 and 2001 (reflecting the new basis of accounting as a result of the purchase business combination discussed in Note
2). We have also audited the consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2002 and the period from May 28, 2001 to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the results of operations and cash flows of the Company for the year ended December 31, 2002 and the period from May 28, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 24, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholder of Dean Holding Company

In our opinion, the consolidated balance sheet as of May 27, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended May 27, 2001 present fairly, in all material respects, the financial position, results of operations and cash flows of Dean Holding Company and its subsidiaries (formerly Dean Foods Company, the "Predecessor Company") at May 27, 2001 and for each of the two years in the period ended May 27, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Dean Holding Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
June 26, 2001, except as to Notes 2 and 4, which
  are as of December 21, 2001
Chicago, Illinois

                              DEAN HOLDING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   SUCCESSOR
                                                           -------------------------   PREDECESSOR
                                                                 DECEMBER 31,          -----------
                                                           -------------------------     MAY 27,
                                                               2002          2001         2001
                                                           ------------   ----------   -----------
                                                             (DOLLARS IN THOUSANDS     (DOLLARS IN
                                                            EXCEPT PER SHARE DATA)      THOUSANDS
                                                                                       EXCEPT PER
                                                                                       SHARE DATA)
                                              ASSETS
Current assets:
  Cash and cash equivalents..............................   $   27,831    $   15,920   $   24,985
  Receivables, net of allowance for doubtful accounts of
     $8,872, $8,297 and $5,855...........................      247,432       292,926      328,004
  Inventories............................................      218,124       242,977      195,853
  Deferred income taxes..................................       93,018        88,500       47,556
  Prepaid expenses and other current assets..............       20,651        30,624       37,031
                                                            ----------    ----------   ----------
          Total current assets...........................      607,056       670,947      633,429
Property, plant and equipment............................      615,573       624,149      805,982
Goodwill.................................................    1,425,398     1,358,270      601,330
Identifiable intangible and other assets.................      227,796       258,063       25,394
Net investment in discontinued operations................                                 215,535
                                                            ----------    ----------   ----------
          Total..........................................   $2,875,823    $2,911,429   $2,281,670
                                                            ==========    ==========   ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..................   $  406,798    $  491,526   $  453,442
  Income taxes payable...................................       58,987        31,307       24,574
  Current portion of long-term debt......................          307         1,493        4,398
  Dividends payable......................................                                   8,203
                                                            ----------    ----------   ----------
          Total current liabilities......................      466,092       524,326      490,617
Long-term debt...........................................      727,873       814,500      940,170
Other long-term liabilities..............................      147,503       151,635       30,678
Deferred income taxes....................................      166,302       123,613      115,589
Commitments and contingencies (Note 19)
Stockholders' equity:
  Common stock, 1,000 shares issued and outstanding at
     December 31, 2002 and 2001 with a par value of $0.01
     per share...........................................
  Common stock, 42,516,003 shares issued at May 27, 2001
     with a par value of $1 per share....................                                  42,516
  Additional paid-in capital.............................    1,356,816     1,326,355       70,520
  Retained earnings......................................      149,643                    845,720
  Receivable from parent.................................     (138,331)      (29,000)
  Accumulated other comprehensive loss...................          (75)                      (890)
  Less-treasury stock, at cost, 6,875,971 shares at May
     27, 2001............................................                                 253,250
                                                            ----------    ----------   ----------
          Total stockholders' equity.....................    1,368,053     1,297,355      704,616
                                                            ----------    ----------   ----------
          Total..........................................   $2,875,823    $2,911,429   $2,281,670
                                                            ==========    ==========   ==========

                See Notes to Consolidated Financial Statements.

                              DEAN HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          PREDECESSOR
                                                             --------------------------------------
                                               SUCCESSOR     PERIOD FROM
                                              ------------   MAY 28, 2001
                                               YEAR ENDED         TO         FISCAL YEAR ENDED MAY
                                              DECEMBER 31,   DECEMBER 31,   -----------------------
                                                  2002           2001          2001         2000
                                              ------------   ------------   ----------   ----------
                                              (DOLLARS IN            (DOLLARS IN THOUSANDS)
                                               THOUSANDS)
Net sales...................................   $3,855,506     $2,470,818    $3,982,669   $3,754,623
Cost of sales...............................    2,895,647      1,930,185     3,074,635    2,907,563
                                               ----------     ----------    ----------   ----------
Gross profit................................      959,859        540,633       908,034      847,060
Operating costs and expenses:
  Selling and distribution..................      525,466        311,403       563,272      507,270
  General and administrative................      131,918        105,904       135,300      132,693
  Amortization of intangibles...............        5,367         12,983        22,774       18,319
  Plant closing costs.......................                         366                      6,078
  Transaction related costs.................                      29,981        22,151
                                               ----------     ----------    ----------   ----------
          Total operating costs and
            expenses........................      662,751        460,637       743,497      664,360
                                               ----------     ----------    ----------   ----------
Operating income............................      297,108         79,996       164,537      182,700
Other (income) expense:
  Interest expense, net.....................       56,287         38,417        70,655       49,338
  Gain on the sale of note..................                                   (10,000)
  Other (income) expense, net...............         (727)         5,078        (6,668)      (2,448)
                                               ----------     ----------    ----------   ----------
          Total other expense...............       55,560         43,495        53,987       46,890
                                               ----------     ----------    ----------   ----------
Income from continuing operations before
  income taxes..............................      241,548         36,501       110,550      135,810
Income taxes................................       91,905         13,727        42,009       52,636
                                               ----------     ----------    ----------   ----------
Income from continuing operations...........      149,643         22,774        68,541       83,174
Income from discontinued operations, net of
  tax.......................................                      13,141         6,111       22,944
                                               ----------     ----------    ----------   ----------
Net income..................................   $  149,643     $   35,915    $   74,652   $  106,118
                                               ==========     ==========    ==========   ==========

                See Notes to Consolidated Financial Statements.

                              DEAN HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                ACCUMULATED
                                     COMMON STOCK       COMMON STOCK     ADDITIONAL               RECEIVABLE       OTHER
                                  ------------------   ---------------    PAID-IN     RETAINED       FROM      COMPREHENSIVE
                                  SHARES     AMOUNT    SHARES   AMOUNT    CAPITAL     EARNINGS      PARENT     INCOME (LOSS)
                                  -------   --------   ------   ------   ----------   ---------   ----------   -------------
                                                                        (IN THOUSANDS)
PREDECESSOR:
 Balance, May 30, 1999..........   39,276   $ 42,276            $        $   62,120   $ 730,074   $              $    (21)
   Issuance of common stock.....       27         27                          1,099
   Exercise of stock options....       62         62                          2,300
   Purchase of treasury stock...   (3,893)
   Issuance of treasury stock...       13                                      (347)
   Net income...................                                                        106,118
   Cash dividend declared $.88
     per share..................                                                        (33,096)
   Other comprehensive income
     (Note 13):
     Cumulative translation
       adjustment...............                                                                                     (340)
     Comprehensive income.......
                                  -------   --------   ------   ------   ----------   ---------   ---------      --------
 Balance, May 28, 2000..........   35,485     42,365                         65,172     803,096                      (361)
   Issuance of common stock.....       46         46                          1,494
   Exercise of stock options....      105        105                          3,191
   Issuance of treasury stock...        4                                       (82)
   Net income...................                                                         74,652
   Cash dividend declared $.90
     per share..................                                                        (32,028)
   Other........................                                                745
   Other comprehensive income
     (Note 13):
     Cumulative translation
       adjustment...............                                                                                     (529)
     Comprehensive income.......
                                  -------   --------   ------   ------   ----------   ---------   ---------      --------
 Balance, May 27, 2001..........   35,640     42,516                         70,520     845,720                      (890)
   Exercise of stock options....      401        401                         17,470
   Net income...................                                                         35,915
   Cash dividend declared $.45
     per share..................                                                        (16,164)
   Other comprehensive income
     (Note 13):
     Cumulative translation
       adjustment...............                                                                                     (138)
     Comprehensive income.......
                                  -------   --------   ------   ------   ----------   ---------   ---------      --------
   Predecessor balance, December
     31, 2001...................   36,041     42,917                         87,990     865,471                    (1,028)
SUCCESSOR:
   Net consideration paid for
     acquisition................                           1              1,640,387
   Receivable from parent
     activity...................                                                                    (29,000)
   Purchase accounting
     adjustments and
     reclassifications..........  (36,041)   (42,917)                       (87,990)   (865,471)                    1,028
   Dividend of National
     Refrigerated Products to
     parent.....................                                           (408,252)
   Contribution of Dean SoCal
     from parent................                                             94,220
                                  -------   --------   ------   ------   ----------   ---------   ---------      --------
 Balance, December 31, 2001.....        0          0       1        0     1,326,355           0     (29,000)            0
   Net income...................                                                        149,643
   Receivable from parent
     activity...................                                                                   (109,331)
   Reclassification of stock
     option liability...........                                             30,461
   Other comprehensive income
     (Note 13):
     Cumulative translation
       adjustment...............                                                                                      (75)
     Comprehensive Income.......
                                  -------   --------   ------   ------   ----------   ---------   ---------      --------
 Balance, December 31, 2002.....        0   $      0       1    $   0    $1,356,816   $ 149,643   $(138,331)     $    (75)
                                  =======   ========   ======   ======   ==========   =========   =========      ========


                                                  TOTAL
                                  TREASURY    STOCKHOLDERS'   COMPREHENSIVE
                                    STOCK        EQUITY          INCOME
                                  ---------   -------------   -------------
                                               (IN THOUSANDS)
PREDECESSOR:
 Balance, May 30, 1999..........  $(118,035)   $  716,414
   Issuance of common stock.....                    1,126
   Exercise of stock options....                    2,362
   Purchase of treasury stock...   (134,899)     (134,899)
   Issuance of treasury stock...        347
   Net income...................                  106,118       $106,118
   Cash dividend declared $.88
     per share..................                  (33,096)
   Other comprehensive income
     (Note 13):
     Cumulative translation
       adjustment...............                     (340)          (340)
                                                                --------
     Comprehensive income.......                                $105,778
                                  ---------    ----------       ========
 Balance, May 28, 2000..........   (252,587)      657,685
   Issuance of common stock.....                    1,540
   Exercise of stock options....                    3,296
   Issuance of treasury stock...         82
   Net income...................                   74,652       $ 74,652
   Cash dividend declared $.90
     per share..................                  (32,028)
   Other........................       (745)
   Other comprehensive income
     (Note 13):
     Cumulative translation
       adjustment...............                     (529)          (529)
                                                                --------
     Comprehensive income.......                                $ 74,123
                                  ---------    ----------       ========
 Balance, May 27, 2001..........   (253,250)      704,616
   Exercise of stock options....                   17,871
   Net income...................                   35,915       $ 35,915
   Cash dividend declared $.45
     per share..................                  (16,164)
   Other comprehensive income
     (Note 13):
     Cumulative translation
       adjustment...............                     (138)          (138)
                                                                --------
     Comprehensive income.......                                $ 35,777
                                  ---------    ----------       ========
   Predecessor balance, December
     31, 2001...................   (253,250)      742,100
SUCCESSOR:
   Net consideration paid for
     acquisition................                1,640,387
   Receivable from parent
     activity...................                  (29,000)
   Purchase accounting
     adjustments and
     reclassifications..........    253,250      (742,100)
   Dividend of National
     Refrigerated Products to
     parent.....................                 (408,252)
   Contribution of Dean SoCal
     from parent................                   94,220
                                  ---------    ----------
 Balance, December 31, 2001.....          0     1,297,355
   Net income...................                  149,643       $149,643
   Receivable from parent
     activity...................                 (109,331)
   Reclassification of stock
     option liability...........                   30,461
   Other comprehensive income
     (Note 13):
     Cumulative translation
       adjustment...............                      (75)           (75)
                                                                --------
     Comprehensive Income.......                                $149,568
                                  ---------    ----------       ========
 Balance, December 31, 2002.....  $       0    $1,368,053
                                  =========    ==========

                See Notes to Consolidated Financial Statements.

                              DEAN HOLDING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             PREDECESSOR
                                                                --------------------------------------
                                                  SUCCESSOR     PERIOD FROM
                                                 ------------   MAY 28, 2001
                                                  YEAR ENDED         TO         FISCAL YEAR ENDED MAY
                                                 DECEMBER 31,   DECEMBER 31,   -----------------------
                                                     2002           2001         2001         2000
                                                 ------------   ------------   ---------   -----------
                                                 (DOLLARS IN            (DOLLARS IN THOUSANDS)
                                                  THOUSANDS)
Cash flows from operating activities:
  Net income from continuing operations........   $ 149,643       $ 22,774     $  68,541   $    83,174
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization...........      67,798         64,635       118,709       100,090
       (Gain) loss on disposition of assets....                      6,383        (3,848)
       Deferred income taxes...................      62,079         (8,648)       29,984        16,128
       Other...................................       1,883            (54)        6,455        (1,444)
       Changes in operating assets and
         liabilities, net of acquisitions:
         Receivables...........................      38,946         46,112       (15,692)        6,840
         Inventories...........................       7,670        (23,232)      (26,574)            7
         Prepaid expenses and other assets.....      21,305         11,373         1,608         4,763
         Accounts payable and accrued
           expenses............................     (94,546)       (80,415)       38,156       (18,377)
         Income taxes..........................      14,160         17,585        (2,840)       10,911
                                                  ---------       --------     ---------   -----------
           Net cash provided by operating
              activities.......................     268,938         56,513       214,499       202,092
                                                  ---------       --------     ---------   -----------
Cash flows from investing activities:
       Capital expenditures....................     (74,619)       (48,269)     (105,978)     (128,931)
       Proceeds from disposition of property,
         plant, and equipment..................       1,727          2,742         7,445         6,537
       Capitalized information systems costs...                     (2,765)       (4,100)       (8,081)
       Cash outflows for acquisitions and
         investments...........................     (17,156)        (1,816)     (171,182)      (33,199)
         Net proceeds from divestitures........      29,962
                                                  ---------       --------     ---------   -----------
           Net cash used in investing
              activities.......................     (60,086)       (50,108)     (273,815)     (163,674)
                                                  ---------       --------     ---------   -----------
Cash flows from financing activities:
       Proceeds from issuance of debt..........                      4,678       245,818     2,374,477
       Repayment of debt.......................     (86,552)       (52,216)     (273,666)   (2,246,293)
       Borrowing under revolving credit
         agreement, net........................                     40,000       209,000
       Issuance of common stock, net of
         expenses..............................                     17,871         4,554         3,488
       Cash dividends paid.....................                    (24,367)      (31,701)      (33,574)
       Distribution to parent..................    (110,389)       (29,000)
       Purchase of treasury stock..............                                               (134,899)
                                                  ---------       --------     ---------   -----------
           Net cash provided by (used in)
              financing activities.............    (196,941)       (43,034)      154,005       (36,801)
                                                  ---------       --------     ---------   -----------
Net cash provided by (used in) discontinued
  operations...................................                     27,564       (96,317)        7,513
                                                  ---------       --------     ---------   -----------
Increase (decrease) in cash and cash
  equivalents..................................      11,911         (9,065)       (1,628)        9,130
Cash and cash equivalents, beginning of
  period.......................................      15,920         24,985        26,613        17,483
                                                  ---------       --------     ---------   -----------
Cash and cash equivalents, end of period.......   $  27,831       $ 15,920     $  24,985   $    26,613
                                                  =========       ========     =========   ===========

                See Notes to Consolidated Financial Statements.

                              DEAN HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  YEAR ENDED DECEMBER 31, 2002, PERIOD FROM MAY 28, 2001 TO DECEMBER 31, 2001,
                    AND FISCAL YEARS ENDED MAY 2001 AND 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Change in Fiscal Year -- Effective December 31, 2001, we changed our fiscal year end to December 31, rather than on the last Sunday in May.

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

     Our financial statements for all periods prior to December 31, 2001 have been prepared using our historical basis of accounting and are indicated in our consolidated financial statements as "Predecessor." The December 31, 2001 balance sheet reflects the preliminary purchase price allocation related to the acquisition by Dean Foods Company. The effects of this "push down" accounting will affect the comparability of our balance sheets at December 31, 2002 and 2001 with our prior balance sheets.

     Use of Estimates -- The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.

     Cash Equivalents -- We consider temporary cash investments with a remaining maturity of three months or less to be cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market. Dairy and certain specialty products inventories are valued on the first-in, first-out ("FIFO") method, while our pickle inventories are valued on the last-in, first-out ("LIFO") method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.

     Property, Plant and Equipment -- Property, plant and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

ASSET                                                            USEFUL LIFE
-----                                                            -----------
Buildings and improvements..................................  Seven to 40 years
Machinery and equipment.....................................  Three to 20 years

     Impairment tests are performed when circumstances indicate the value may not be recoverable. Predecessor depreciation and amortization were provided using the straight-line method over the estimated useful lives of the assets, as follows:

ASSET                                                           USEFUL LIFE
-----                                                           -----------
                                                                   Five to 40
Buildings and improvements..................................            years
Machinery and equipment.....................................  Two to 25 years
                                                                   Five to 12
Transportation equipment....................................            years

                              DEAN HOLDING COMPANY

     Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

     Intangible and Other Assets -- Prior to January 1, 2002, we amortized the excess of cost over fair value of net identifiable assets of acquired companies and other intangible assets over periods of up to forty years.

ASSET                                                     USEFUL LIFE
-----                                                     -----------
Identifiable intangible assets:
Customer lists...........................  Straight-line method over seven to ten years
Customer supply contracts................  Straight-line method over the terms of the agreements
Non-competition agreements...............  Straight-line method over fifteen years

     Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and other intangible assets determined to have indefinite lives are no longer amortized. Instead we will now conduct annual impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives. Impairment tests are also performed when circumstances indicate that the carrying value may not be recoverable. To determine whether an impairment exists, we use a present value technique.

     Computer Software -- We expense or capitalize computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized over a period of five years, beginning when the capitalized software is ready for its intended use.

     Foreign Currency Translation -- The financial statements of our foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation." The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates, which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The cumulative translation adjustment in stockholder's equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.

     Employee Stock Options -- Prior to our acquisition by Dean Foods Company, we measured compensation expense for our stock-based employee compensation plans using the intrinsic value method and provided the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. As a result of our acquisition by Dean Foods Company, unexercised stock options at the transaction date that had been granted under our plans were automatically converted into options to acquire Dean Foods Company shares. The estimated fair value assigned to such options as of the transaction date was accounted for by Dean Foods Company as part of the cost of the acquisition. We have no options outstanding at December 31, 2002 and 2001.

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

                                                                     PREDECESSOR
                                       SUCCESSOR      -----------------------------------------
                                     --------------      PERIOD FROM      FISCAL YEAR ENDED MAY
                                      DECEMBER 31,     MAY 28, 2001 TO    ---------------------
                                          2002        DECEMBER 31, 2001     2001        2000
                                     --------------   -----------------   --------    ---------
                                     (IN THOUSANDS)       (IN THOUSANDS, EXCEPT SHARE DATA)
Net income, as reported............     $149,643           $35,915         74,652      106,118
Less: stock based compensation, net
  of income tax....................     $      0           $     0        $ 5,910     $  5,696
Pro forma net income...............     $149,643           $35,915         68,742      100,422
Stock option share data:
  Stock options granted during
     period........................                                         1,187          955
  Weighted average option fair
     value.........................                                       $ 11.55(a)  $  11.25(b)

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

     Income Taxes -- We (including all of our wholly-owned U.S. operating subsidiaries) are included in Dean Foods Company's consolidated tax return. Our income taxes are determined as if we were filing a separate tax return. Our foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from those subsidiaries are subject to United States income taxes; however, available tax credits of the subsidiaries may reduce or eliminate these United States tax liabilities.

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

     Advertising Expense -- Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign, which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $25.4 million for the year ended December 31, 2002, $18.4 million for the period from May 28, 2001 to December 31, 2001, $39.4 million in 2001, and $33.9 million in 2000. Additionally, prepaid advertising costs for media advertising not yet released were $1.7 million, $1.6 million and $0 at December 31, 2002 and 2001 and May 27, 2001, respectively.

                              DEAN HOLDING COMPANY

     Insurance Accruals -- We retain selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to the retained risks are calculated based upon loss development factors provided by external insurance brokers and actuaries. Some of our self-insured programs are administered by Dean Foods Company.

     Comprehensive Income -- We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.

     Adoption of New Accounting Pronouncements -- In June 2001, Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are required to be accounted for by the purchase method. In connection with our acquisition by Dean Foods Company, our balance sheet reflects the new basis of accounting effective December 31, 2001 at fair value in accordance with purchase accounting requirements under SFAS No. 141. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 in the first quarter of 2002. See Note 8. SFAS No. 142 also requires that recognized intangible assets with finite lives be amortized over their respective estimated useful lives.

     FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001 and it became effective for us in the first quarter of 2002. SFAS No. 144, which supercedes SFAS No. 121, provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. Our adoption of this standard did not have a material impact on our Consolidated Financial Statements.

     Recently Issued Accounting Pronouncements -- In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective for us January 1, 2003. We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

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

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard will change the timing of the recognition of certain charges associated with exit and disposal activities.

                              DEAN HOLDING COMPANY

     On December 31, 2002 FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148, which is effective for years beginning after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value based method and requires more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. We do not grant stock options; therefore, the adoption of this pronouncement will not affect us.

     In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. FIN No. 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. We will adopt the liability recognition requirements of FIN No. 45 effective January 1, 2003, and we do not expect the adoption to have a material effect on our Consolidated Financial Statements.

     In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities ("VIEs") created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. We currently utilize a special purpose limited liability entity to facilitate our receivable-backed loan. Since its formation, this entity has been consolidated in our financial statements for financial reporting purposes. Therefore, FIN No. 46 will have no impact on our Consolidated Financial Statements.

     Reclassifications -- Certain reclassifications have been made to conform the prior year's Consolidated Financial Statements to the current year classifications.

2.  ACQUISITION BY DEAN FOODS COMPANY

     General -- On December 21, 2001, we were acquired by Dean Foods Company (formerly known as Suiza Foods Corporation). Immediately upon completion of the transaction, we changed our name to Dean Holding Company and the acquiror took our former name. As a result of the transaction, we are now a wholly-owned subsidiary of Dean Foods Company.

     As a result of the transaction, each share of our common stock was converted into 0.858 shares (on a split adjusted basis) of Dean Foods Company common stock and the right to receive $21.00 in cash.

     Dean Foods Company accounted for its acquisition of us as a purchase. The aggregate purchase price recorded at Dean Foods Company was $1.6 billion, including $756.8 million of cash and common stock valued at $739.4 million. The value of the approximately 31 million common shares issued was determined based on the average market price of Dean Foods Company common stock around the date of the announcement. This purchase price and the related purchase accounting adjustments, including goodwill, have been "pushed down" and are reflected in our December 31, 2002 and 2001 balance sheets.

     Dean Foods Company provides us with management support in return for a management fee. The management fee, which first began to be charged in the second quarter of 2002, is based on budgeted annual expenses for Dean Foods Company corporate headquarters, which is then allocated among the segments of Dean Foods Company. Management fees for the year ended December 31, 2002 amounted to $24.3 million. In addition, our cash is available for use and is regularly "swept" by Dean Foods Company at its discretion. Cash that has been "swept" is included on our balance sheet as "Receivable from Parent."

                              DEAN HOLDING COMPANY

     Transaction related costs -- We recorded transaction related costs of $30.0 million and $22.2 million in the period from May 28, 2001 to December 31, 2001 and fiscal year 2001, respectively, related to our acquisition by Dean Foods Company. These costs include $14.2 million and $15.0 million in the period from May 28, 2001 to December 31, 2001 and fiscal year 2001, respectively, for a lease commitment for new corporate headquarters on office space that we elected not to take possession of after we agreed to be acquired by Dean Foods Company. The charges related to the lease commitment reflect the rental payments over the term of the lease and other termination costs reduced by estimated sublease income. The incremental charge we recorded in the period from May 28, 2001 to December 31, 2001 reflects a change in our estimate based on updated assumptions. We also recorded other transaction related costs including professional fees of $11.4 million and $4.5 million and severance and employee "stay bonus" costs of $4.3 million and $2.7 million in the period from May 28, 2001 to December 31, 2001 and fiscal year 2001, respectively.

     Divestiture of Plants -- In order to obtain regulatory approval for the transaction, certain plants located in areas where our operations overlapped with the operations of the acquiror were required to be divested. Four of the divested dairies were owned by us, including Coburg Dairy based in North Charleston, South Carolina; Cream O Weber based in Salt Lake City, Utah; H. Meyer Dairy based in Cincinnati, Ohio; and U.C. Milk ("Goldenrod") based in Madisonville, Kentucky. In order to accomplish the divestitures, on December 21, 2001, immediately after our acquisition by Dean Foods Company, we transferred these dairies, via dividend, to Dean Foods Company, our sole shareholder. The dividend was recorded at book value after applicable purchase accounting adjustments, with no gain or loss recorded. Prior periods have not been restated to reflect the divestitures.

     Exchange of National Refrigerated Products for Dean SoCal -- Also in connection with the transaction, on December 21, 2001, we entered into a Securities Exchange Agreement with Morningstar Foods Inc., another wholly-owned subsidiary of Dean Foods Company, pursuant to which, on December 21, 2001 immediately after consummation of the transaction, we exchanged the operations of our former National Refrigerated Products (or "NRP") group for the operations of Dean SoCal, a subsidiary of Dean Foods Company Dairy Group. Accordingly, we no longer have our NRP segment, and we have presented this group as a discontinued operation in the accompanying financial statements (see Note 4). We have accounted for this exchange as a dividend in our Consolidated Financial Statements. Dean SoCal operates in Southern California and produces a full line of dairy and related products under the Swiss(R) and Adohr Farms(R) brands. Dean SoCal is now operated as part of our Dairy Group and was accounted for as a contribution in our Consolidated Financial Statements at December 31, 2002 and 2001. Dean SoCal's operating results are included in our Consolidated Financial Statements for the year ended December 31, 2002. Our financial statements for all periods prior to the transaction have been restated to reflect NRP as a discontinued operation. As a result of the exchange, our balance sheets at December 31, 2002 and 2001 are prepared on a different basis of accounting from our prior balance sheets.

     Divestitures of DFC Transportation, Boiled Peanuts Business and EBI Foods, Limited -- During 2002 we completed the sale of three non-core businesses that were part of our Specialty Foods segment. On January 4, 2002, we completed the sale of DFC Transportation Company, a contract hauler. On February 7, 2002, we completed the sale of a boiled peanuts business, and on October 11, 2002 we completed the sale of our 94% interest in EBI Foods, Limited, a U.K. based manufacturer of powdered food coatings. The combined proceeds from these sales were approximately $30 million. Prior periods have not been restated to reflect the divestitures.

     Change in Fiscal Year -- Immediately after we were acquired by Dean Foods Company, our Board of Directors voted to change our fiscal year to conform to Dean Foods Company's fiscal year.

                              DEAN HOLDING COMPANY

     The following table presents our comparative results of operations for years ended December 31, 2002 and 2001:

                                                                              PREDECESSOR
                                                              SUCCESSOR      --------------
                                                            --------------     YEAR ENDED
                                                              YEAR ENDED      DECEMBER 31,
                                                             DECEMBER 31,         2001
                                                                 2002         (UNAUDITED)
                                                            --------------   --------------
                                                            (IN THOUSANDS)   (IN THOUSANDS)
Net sales.................................................    $3,855,506       $4,111,221
Gross profit..............................................       959,859          905,406
Income from continuing operations.........................       149,643           31,343
Income from discontinued operations, net of taxes.........                         15,141
Net income................................................       149,643           46,484

---------------

Note: The comparability of the results in the table above is affected by the implementation of SFAS No. 142 "Goodwill and Other Intangible Assets", the exchange of NRP for Dean SoCal, the divestiture of four dairies and changes in amortization and depreciation amounts as a result of our acquisition by Dean Foods Company and the corresponding re-valuing of our assets and re-assessing their remaining useful lives.

     Allocation of Purchase Price -- The following table summarizes the preliminary fair values of the assets acquired by Dean Foods Company and liabilities assumed by Dean Foods Company as a result of the transaction, and includes the effects of divesting four of our plants. The table does not include the effects of the NRP/Dean SoCal exchange.

                                                                     AT
                                                                DECEMBER 31,
                                                                    2001
                                                               --------------
                                                               (IN THOUSANDS)
Current assets..............................................     $  723,326
Property, plant, and equipment..............................        725,258
Intangible assets...........................................        236,978
Goodwill....................................................      1,515,267
Other assets................................................         79,945
                                                                 ----------
  Total assets acquired by Dean Foods Company...............     $3,280,774
                                                                 ----------
Current liabilities.........................................        540,678
Other liabilities...........................................        285,209
Long-term debt..............................................        814,500
                                                                 ----------
  Total liabilities assumed by Dean Foods Company...........      1,640,387
                                                                 ----------
Net assets acquired by Dean Foods Company...................     $1,640,387
                                                                 ==========

     The purchase price disclosed above differs from that reported by Dean Foods Company due to the timing effects of the sale of certain of our subsidiaries' accounts receivable into Dean Foods Company asset securitization facility and a distribution made to Dean Foods Company not reflected in its purchase price due to our accounting for the acquisition as of December 31, 2001, the date of convenience.

     Of the $237.0 million of acquired intangible assets, approximately $206.5 million was assigned to trademarks and trade names that are not subject to amortization and approximately $30.5 million was assigned to customer contracts that have a weighted-average economic life of approximately 17 years.

                              DEAN HOLDING COMPANY

     The approximately $1.5 billion of goodwill was assigned to our Dairy Group, NRP and Specialty segments in the amounts of $1.01 billion, $215.0 million and $290.0 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

     The final allocation of the purchase price to the fair values of our assets and liabilities and the related business integration plans were completed in the fourth quarter of 2002. The final allocation process increased goodwill by approximately $67.1 million, primarily as a result of the final determination of the fair values of depreciable tangible assets and business integration plans.

     The unaudited results of operations on a pro forma basis for the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001 as if the acquisition by Dean Foods Company including the effects of the NRP/Dean SoCal exchange had occurred as of the beginning of fiscal year 2001 are as follows:

                                                                    PREDECESSOR
                                                          --------------------------------
                                                             PERIOD FROM      FISCAL YEAR
                                                           MAY 28, 2001 TO       ENDED
                                                          DECEMBER 31, 2001   MAY 27, 2001
                                                          -----------------   ------------
                                                                   (IN THOUSANDS)
Net sales...............................................     $2,491,273        $4,063,514
Income from continuing operations before taxes..........        106,707           167,104
Net income from continuing operations...................         67,372           103,178

3.  ACQUISITIONS

     During fiscal year 2001, we completed the following two acquisitions:

FISCAL YEAR 2001 ACQUISITIONS                                  CLOSING DATE
-----------------------------                                  ------------
DAIRY AND NATIONAL REFRIGERATED PRODUCTS:
Land O'Lakes Upper Midwest..................................   July 10, 2000
SPECIALTY FOODS:
Nalley's pickle business....................................   June 27, 2000

     Each of the fiscal year 2001 acquisitions was an asset purchase for cash consideration. We also assumed certain liabilities in addition to cash consideration paid. On a pro forma basis, which assumes the above acquisitions occurred at the beginning of each period presented, sales and net income were not materially impacted. During fiscal year 2001, we made an additional equity investment in White Wave, Inc., a processor of soy based products. The acquisitions and equity investments were made for cash consideration totaling $220.3 million, net of cash acquired.

     During fiscal year 2000, we completed the following two acquisitions:

FISCAL YEAR 2000 ACQUISITIONS                                  CLOSING DATE
-----------------------------                                  ------------
DAIRY GROUP:
Dairy Express...............................................   July 16, 1999
SPECIALTY FOODS:
Steinfeld's Pickle Products.................................    July 1, 1999

     Each of the fiscal year 2000 acquisitions was an asset purchase for cash consideration. We also assumed certain liabilities in addition to cash consideration paid. On a pro forma basis, which assumes the above acquisitions occurred at the beginning of each period presented, sales and net income were not materially impacted. On August 23, 1999, we made an initial equity investment in White Wave, Inc. The acquisitions and equity investment were made for cash consideration totaling $38.2 million, net of cash acquired.

                              DEAN HOLDING COMPANY

     All of the acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates and, accordingly, the operating results of the acquired companies subsequent to their respective acquisition dates are included in our Consolidated Financial Statements. Goodwill arising from the acquisitions was recorded at $124.5 million and $22.2 million for each of the fiscal years 2001 and 2000; however, the goodwill was revalued as a purchase accounting adjustment as part of the acquisition by Dean Foods Company.

4.  DISCONTINUED OPERATIONS

     In December 2001, in connection with our acquisition by Dean Foods Company, we exchanged the operations of NRP for the operations of Dean SoCal. Accordingly, NRP is presented as a discontinued operation.

     The following table presents selected activity related to the discontinued operations:

                                                                   PREDECESSOR
                                                       -----------------------------------
                                                         PERIOD FROM     FISCAL YEAR ENDED
                                                       MAY 28, 2001 TO          MAY
                                                        DECEMBER 31,     -----------------
                                                            2001          2001      2000
                                                       ---------------   -------   -------
                                                              (DOLLARS IN MILLIONS)
Net sales............................................      $234.1        $399.6    $290.6
Income tax expense...................................         7.2           4.2      14.5

5.  GAIN ON SALE OF NOTE

     On December 1, 2000, we sold, for $10.0 million cash, a $30.0 million subordinated note which we received as part of the proceeds from the sale of our former Vegetables segment to Agrilink Foods, Inc. in fiscal year 1999. Due to the uncertainty of the realizability of the $30.0 million subordinated note, the note was originally valued at a nominal amount. When we sold the note, we reversed $10.0 million of the original reserve against the note, resulting in the recognition of a $10.0 million gain in the second quarter of fiscal year 2001.

6.  INVENTORIES

                                                          SUCCESSOR             PREDECESSOR
                                                 ---------------------------   --------------
                                                        DECEMBER 31,              MAY 27,
                                                     2002           2001            2001
                                                 ------------   ------------   --------------
                                                       (IN THOUSANDS)          (IN THOUSANDS)
Raw materials and supplies.....................    $ 68,723       $ 65,863        $ 62,405
Finished goods.................................     149,554        177,114         143,899
Less excess of current cost over stated value
  of last-in, first-out inventories............        (153)                       (10,451)
                                                   --------       --------        --------
     Total.....................................    $218,124       $242,977        $195,853
                                                   ========       ========        ========

     The percentage of inventories determined on the basis of last-in, first-out cost approximated 44.6%, 54.2% and 36.9% for December 31, 2002 and 2001 and May 27, 2001.

                              DEAN HOLDING COMPANY

7.  PROPERTY, PLANT AND EQUIPMENT

                                                         SUCCESSOR
                                                    -------------------
                                                       DECEMBER 31,        PREDECESSOR
                                                    -------------------   --------------
                                                      2002       2001      MAY 27, 2001
                                                    --------   --------   --------------
                                                      (IN THOUSANDS)      (IN THOUSANDS)
Land..............................................  $ 47,799   $ 50,574     $   60,154
Buildings and improvements........................   237,617    184,343        385,627
Machinery and equipment...........................   315,509    312,233        809,224
Transportation equipment..........................    43,578     57,925        105,316
Construction in progress..........................    36,118     27,137         39,776
                                                    --------   --------     ----------
                                                     680,621    632,212      1,400,097
Less accumulated depreciation.....................   (65,048)    (8,063)      (594,115)
                                                    --------   --------     ----------
  Total...........................................  $615,573   $624,149     $  805,982
                                                    ========   ========     ==========

8.  INTANGIBLE ASSETS

     On January 1, 2002, we adopted SFAS No. 142, which requires, among other things, that goodwill and other intangible assets with indefinite lives no longer be amortized, and that recognized intangible assets with finite lives be amortized over their respective useful lives. As required by SFAS No. 142, our results for the period from May 28, 2001 to December 31, 2001 and fiscal years 2001 and 2000 have not been restated. The following sets forth a reconciliation of net income for the year ended December 31, 2002 and the period from May 28, 2001 to December 31, 2001 and the fiscal years 2001 and 2000, eliminating amortization on goodwill and intangible assets with indefinite lives.

                                         SUCCESSOR                    PREDECESSOR
                                       --------------   ----------------------------------------
                                                          PERIOD FROM
                                                        MAY 28, 2001 TO   FISCAL YEAR ENDED MAY
                                        DECEMBER 31,     DECEMBER 31,     ----------------------
                                            2002             2001           2001         2000
                                       --------------   ---------------   ---------   ----------
                                       (IN THOUSANDS)                (IN THOUSANDS)
Reported income from continuing
  operations.........................     $149,643          $22,774        $68,541     $ 83,174
Goodwill amortization, net of tax....                         5,835         10,454        7,976
Trademark amortization, net of tax...                            61            558           72
                                          --------          -------        -------     --------
Adjusted income from continuing
  operations.........................     $149,643          $28,670        $79,553     $ 91,222
                                          ========          =======        =======     ========

Reported net income..................     $149,643          $35,915        $74,652     $106,118
Goodwill amortization, net of tax....                         7,006         10,959        9,169
Trademark amortization, net of tax...                            61            558           72
                                          --------          -------        -------     --------
Adjusted net income..................     $149,643          $42,982        $86,169     $115,359
                                          ========          =======        =======     ========

                              DEAN HOLDING COMPANY

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                                                                  SPECIALTY
                                                    DAIRY GROUP     FOODS       TOTAL
                                                    -----------   ---------   ----------
                                                               (IN THOUSANDS)
Balance at December 31, 2001......................   1,068,270     290,000     1,358,270
Purchase accounting adjustments...................      52,838      14,290        67,128
                                                    ----------    --------    ----------
Balance at December 31, 2002......................  $1,121,108    $304,290    $1,425,398
                                                    ==========    ========    ==========

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2002 and 2001 and May 27, 2001 are as follows:

                                                      SUCCESSOR                                             PREDECESSOR
                       -----------------------------------------------------------------------   ----------------------------------
                               DECEMBER 31, 2002                    DECEMBER 31, 2001                       MAY 27, 2001
                       ----------------------------------   ----------------------------------   ----------------------------------
                        GROSS                      NET       GROSS                      NET       GROSS                      NET
                       CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                        AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                       --------   ------------   --------   --------   ------------   --------   --------   ------------   --------
                                                   (IN THOUSANDS)                                          (IN THOUSANDS)
Intangible assets
  with indefinite
  lives:
  Trademarks.........  $188,010     $     0      $188,010   $196,178        $0        $196,178   $ 1,767      $(1,153)      $  614
Intangible assets
  with Finite lives:
  Customer-related...    31,173      (5,532)       25,641     30,500         0          30,500     8,532       (5,513)       3,019
                       --------     -------      --------   --------        --        --------   -------      -------       ------
  Total other
    intangibles......  $219,183     $(5,532)     $213,651   $226,678        $0        $226,678   $10,299      $(6,666)      $3,633
                       ========     =======      ========   ========        ==        ========   =======      =======       ======

     Amortization expense on intangible assets, excluding goodwill, for year ended December 31, 2002, the period from May 28, 2001 to December 31, 2001 and the fiscal years ended May 2001 and 2000 was $5.4 million and $3.6 million and $5.9 million and $5.3 million respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2003........................................................  $3.1 million
2004........................................................  $2.3 million
2005........................................................  $1.5 million
2006........................................................  $1.0 million
2007........................................................  $0.3 million

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                         SUCCESSOR
                                                    -------------------    PREDECESSOR
                                                       DECEMBER 31,       --------------
                                                    -------------------      MAY 27,
                                                      2002       2001          2001
                                                    --------   --------   --------------
                                                      (IN THOUSANDS)      (IN THOUSANDS)
Accounts payable..................................  $158,832   $117,723      $170,592
Accrued expenses..................................    62,265     84,526        57,071
Payroll and benefits..............................    63,014    155,093        75,655
Health insurance, worker's compensation and other
  insurance costs.................................    59,939     57,045        54,420
Other accrued liabilities.........................    62,748     77,139        95,704
                                                    --------   --------      --------
  Total...........................................  $406,798   $491,526      $453,442
                                                    ========   ========      ========

                              DEAN HOLDING COMPANY

10.  INCOME TAXES

     The following table presents the year ended December 31, 2002, the period from May 28, 2001 to December 31, 2001 and fiscal years ended May 2001 and 2000 provisions for income taxes.

                                          SUCCESSOR                    PREDECESSOR
                                        --------------   ---------------------------------------
                                                           PERIOD FROM
                                          YEAR ENDED     MAY 28, 2001 TO   FISCAL YEAR ENDED MAY
                                         DECEMBER 31,     DECEMBER 31,     ---------------------
                                             2002             2001           2001        2000
                                        --------------   ---------------   ---------   ---------
                                        (IN THOUSANDS)               (IN THOUSANDS)
Current taxes payable:
  Federal.............................     $46,457           $20,536        $ 8,194     $31,659
  State...............................       7,158             1,622          2,964       3,318
  Foreign and other...................         119               217            867       1,531
Deferred income taxes.................      38,171            (8,648)        29,984      16,128
                                           -------           -------        -------     -------
     Total............................     $91,905           $13,727        $42,009     $52,636
                                           =======           =======        =======     =======

     The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

                                          SUCCESSOR                  PREDECESSOR
                                        --------------   -----------------------------------
                                                           PERIOD FROM     FISCAL YEAR ENDED
                                          YEAR ENDED     MAY 28, 2001 TO          MAY
                                         DECEMBER 31,     DECEMBER 31,     -----------------
                                             2002             2001          2001      2000
                                        --------------   ---------------   -------   -------
                                        (IN THOUSANDS)             (IN THOUSANDS)
Tax expense at statutory rates........     $84,558           $12,775       $38,692   $47,534
State income taxes....................       7,379             1,128         3,279     3,967
Non-deductible goodwill...............                           953         1,590     1,559
Other.................................         (32)           (1,129)       (1,552)     (424)
                                           -------           -------       -------   -------
  Total...............................     $91,905           $13,727       $42,009   $52,636
                                           =======           =======       =======   =======

     The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

                                                        SUCCESSOR
                                                  ---------------------    PREDECESSOR
                                                      DECEMBER 31,        --------------
                                                  ---------------------      MAY 27,
                                                    2002        2001           2001
                                                  ---------   ---------   --------------
                                                     (IN THOUSANDS)       (IN THOUSANDS)
Deferred income tax assets:
  Net operating loss carry-forwards.............  $   3,928   $   4,366     $   6,144
  Asset valuation reserves......................        377       3,239         1,422
  Non-deductible accruals.......................     94,283     106,683        58,401
  Tax credits...................................      2,706       3,395         4,127
  Other.........................................      2,799      (3,499)       (1,629)
  Valuation allowances..........................     (2,435)     (1,537)       (2,074)
                                                  ---------   ---------     ---------
                                                    101,658     112,647        66,391
Deferred income tax liabilities:
  Depreciation and amortization.................   (174,942)   (147,760)     (134,424)
                                                  ---------   ---------     ---------
     Net deferred income tax liability..........  $ (73,284)  $ (35,113)    $ (68,033)
                                                  =========   =========     =========

                              DEAN HOLDING COMPANY

     These net deferred income tax liabilities are classified in our consolidated balance sheets as follows:

                                                        SUCCESSOR
                                                  ---------------------    PREDECESSOR
                                                      DECEMBER 31,        --------------
                                                  ---------------------      MAY 27,
                                                    2002        2001           2001
                                                  ---------   ---------   --------------
                                                     (IN THOUSANDS)       (IN THOUSANDS)
Current assets..................................  $  93,018   $  88,500     $  47,556
Noncurrent liabilities..........................   (166,302)   (123,613)     (115,589)
                                                  ---------   ---------     ---------
  Total.........................................  $ (73,284)  $ (35,113)    $ (68,033)
                                                  =========   =========     =========

     At December 31, 2002, we had no net operating losses and approximately $1.0 million of tax credits available for carry-over to future years. These losses are subject to certain limitation and will expire beginning in 2007.

     At December 31, 2002, a valuation allowance of $2.4 million has been established because we believe it is "more likely than not" that all of the deferred tax assets relating to state net operating losses and foreign credit carry-overs will not be realized prior to the date they are scheduled to expire.

11.  LONG-TERM DEBT

                                               SUCCESSOR                              PREDECESSOR
                           -------------------------------------------------    -----------------------
                              DECEMBER 31, 2002         DECEMBER 31, 2001            MAY 27, 2001
                           -----------------------   -----------------------    -----------------------
                             AMOUNT      INTEREST      AMOUNT      INTEREST       AMOUNT      INTEREST
                           OUTSTANDING     RATE      OUTSTANDING     RATE       OUTSTANDING     RATE
                           -----------   ---------   -----------   ---------    -----------   ---------
                                            (IN THOUSANDS)                          (IN THOUSANDS)
$250 million senior notes
  maturing in 2007.......   $250,493         8.150%   $250,576         8.150%    $246,667         8.150%
$200 million senior notes
  maturing in 2009.......    184,306         6.625     187,357         6.625      199,861         6.625
$150 million senior notes
  maturing in 2017.......    125,346         6.900     124,579         6.900      148,014         6.900
$100 million senior notes
  maturing in 2005.......     96,806         6.750      95,699         6.750       99,596         6.750
Receivables-backed
  loan...................     53,197         2.280     128,855         2.290
$500 million revolving
  credit facility (now
  terminated)............                                                         209,000         6.470
Industrial development
  revenue bonds..........     18,000     1.65-1.90      21,950     1.70-6.63       25,200     3.10-6.63
Capitalized lease
  obligations and
  other..................         32                     6,977                     16,230
                            --------                  --------                   --------
                             728,180                   815,993                    944,568
Less current portion.....       (307)                   (1,493)                    (4,398)
                            --------                  --------                   --------
          Total..........   $727,873                  $814,500                   $940,170
                            ========                  ========                   ========

     Senior Notes -- We had $700 million (face value) of senior notes outstanding. The net proceeds were used to fund acquisitions and to repay commercial paper. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our material real estate interests and a prohibition against granting liens on the stock of our subsidiaries. The indentures also place certain restrictions on our ability to divest assets not in the ordinary course of business. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued

                              DEAN HOLDING COMPANY
to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our consolidated financial statements.

     Receivables-Backed Loan -- On December 21, 2001, immediately upon completion of our acquisition by Dean Foods Company, certain of our subsidiaries sold their accounts receivable into Dean Foods Company $400 million receivables securitization facility. Certain of our subsidiaries sell their accounts receivable to a wholly-owned special purpose entity intended to be bankruptcy-remote. The special entity then transfers the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of this entity are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed loan bears interest at a variable rate based on the commercial paper yield, as defined in the agreement.

     Terminated Revolving Credit Agreement -- Prior to our acquisition by Dean Foods Company, we had an unsecured $500 million revolving credit facility maturing in 2003. Borrowings under the credit facility bore interest, at our option, at either fixed or variable rates linked to our public debt credit rating. During fiscal year 2001, the maximum credit facility balance was $250 million and the average credit facility balance during the year was $38.4 million at a weighted average interest rate of 6.47%. When we were acquired by Dean Foods Company, revolving credit borrowings of $201.2 million were paid off with funds advanced by Dean Foods Company. At May 27, 2001, we had $209 million outstanding under the credit facility.

     Industrial Development Revenue Bonds -- We have certain revenue bonds outstanding, one of which requires annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions.

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

     Letters of Credit -- At December 31, 2002, $49.5 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

     Scheduled Maturities -- The scheduled maturities of long-term debt, at December 31, 2002, were as follows (in thousands):

2003........................................................   $    307
2004........................................................        306
2005........................................................    153,500
2006........................................................        303
2007........................................................    250,303
Thereafter..................................................    366,510
                                                               --------
       Subtotal.............................................    771,229
       Less discount on senior notes........................    (43,049)
                                                               --------
       Total outstanding debt...............................   $728,180
                                                               ========

     Interest Rate Agreements -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) became effective for us as of May 29, 2001. We do not currently have any derivative

                              DEAN HOLDING COMPANY
instruments. Prior to our acquisition by Dean Foods Company, we entered into interest rate swap agreements from time to time in order to hedge a portion of our interest rate exposure. On December 19, 2001, we sold our interest rate swap in anticipation of our acquisition by Dean Foods Company. During the period from May 28, 2001 to December 31, 2001, we recorded derivatives as of the effective date on our consolidated balance sheet at fair value, as required by SFAS No.
133. Any ineffectiveness in cash flow hedges or fair value hedges was recorded as an adjustment to earnings.

     Our adoption of this accounting standard as of May 28, 2001 resulted in the recognition of an asset related to our cash flow hedges of $2.1 million.

12.  STOCKHOLDERS' EQUITY

     We have 1,000 shares of common stock with a par value of $0.01 per share currently authorized and issued to Dean Foods Company.

     Stock Option and Restricted Stock Plans -- Upon our acquisition by Dean Foods Company, outstanding options to purchase our common stock were automatically converted into options to purchase shares of Dean Foods Company. Upon consummation of our acquisition by Dean Foods Company our stock option holders had the right to surrender their options to Dean Foods Company, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. At December 31, 2001 we had a liability recorded for these stock option surrenders. Cash payments of approximately $44.2 million were made related to the cash provisions of our stock option surrenders. At the conclusion of the surrender period, the remaining liability of approximately $30.5 million was transferred to stockholder's equity as the underlying stock options remained outstanding.

     Prior to our acquisition by Dean Foods Company, we had stock option plans for certain key employees and directors. Options were typically granted at fair market value at the date of grant. We no longer award options.

                              DEAN HOLDING COMPANY

     The following table summarizes the status of our stock-based compensation programs as of the dates shown:

                                                                        WEIGHTED AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at May 30, 1999..............................   2,489,709        $34.72
  Granted................................................     955,200         37.31
  Canceled...............................................    (146,222)        42.77
  Exercised..............................................     (81,960)        28.73
                                                           ----------
Outstanding at May 28, 2000..............................   3,216,727         35.28
  Granted................................................   1,187,345         31.67
  Canceled...............................................    (199,654)        35.83
  Exercised..............................................    (150,498)        26.13
                                                           ----------
Outstanding at May 27, 2001..............................   4,053,920        $34.53
  Canceled...............................................     (53,663)        36.90
  Exercised..............................................    (428,720)        32.72
  Converted to Dean Foods Company........................  (3,571,537)        34.71
                                                           ----------
Outstanding at December 31, 2001.........................           0
                                                           ==========
Exercisable at May 30, 1999..............................   1,351,210        $30.53
Exercisable at May 28, 2000..............................   1,693,572         31.33
Exercisable at May 27, 2001..............................   2,160,569         33.71
Exercisable at December 31, 2001.........................           0

13.  OTHER COMPREHENSIVE INCOME

     Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income for the year ended December 31, 2002, during the period from May 28, 2001 to December 31, 2001 and the fiscal years ended May 2001 and 2000 are included below.

                                                          PRE-TAX      TAX
                                                          INCOME     BENEFIT     NET
                                                          (LOSS)    (EXPENSE)   AMOUNT
                                                          -------   ---------   ------
                                                                 (IN THOUSANDS)
Predecessor:
  Accumulated other comprehensive loss, May 28, 2000....  $  (589)    $ 228     $(361)
  Cumulative translation adjustment.....................     (857)      328      (529)
                                                          -------     -----     -----
  Accumulated other comprehensive loss, May 27, 2001....  $(1,446)    $ 556     $(890)
  Cumulative translation adjustment.....................     (223)       85      (138)
Successor:
  Purchase accounting adjustments.......................    1,669      (641)    1,028
                                                          -------     -----     -----
  Accumulated other comprehensive income December 31,
     2001...............................................  $     0     $   0     $   0
  Cumulative translation adjustment.....................     (115)       40       (75)
                                                          -------     -----     -----
  Accumulated other comprehensive loss December 31,
     2002...............................................  $  (115)    $  40     $ (75)
                                                          =======     =====     =====

                              DEAN HOLDING COMPANY

14.  EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

     We sponsor various defined benefit and defined contribution retirement plans, and contribute to various multi-employer pension plans on behalf of our employees. Benefits are based on years of service and comprehensive or stated amounts for each year of service. The pension and post retirement liabilities at December 31, 2002 and 2001 include the allocation of purchase price to record these liabilities at fair value based on our acquisition by Dean Foods Company. For the year ended December 31, 2002, the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 2001 and 2000, our retirement and profit sharing plan expenses were as follows:

                                                                     PREDECESSOR
                                                           --------------------------------
                                            SUCCESSOR      PERIOD FROM
                                          --------------   MAY 28, 2001   FISCAL YEAR ENDED
                                            YEAR ENDED          TO               MAY
                                           DECEMBER 31,    DECEMBER 31,   -----------------
                                               2002            2001        2001      2000
                                          --------------   ------------   -------   -------
                                          (IN THOUSANDS)            (IN THOUSANDS)
Defined benefit plans...................     $ 6,356         $14,293      $16,609   $14,541
Defined contribution plans..............       5,768           4,010        7,547     6,539
Multi-employer pension plans............       3,888           9,146       12,706    10,911
                                             -------         -------      -------   -------
  Total.................................     $16,012         $27,449      $36,862   $31,991
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

     The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets:

                                                    SUCCESSOR            PREDECESSOR
                                                  --------------   -----------------------
                                                   DECEMBER 31,    DECEMBER 31,   MAY 27,
                                                       2002            2001         2001
                                                  --------------   ------------   --------
                                                  (IN THOUSANDS)       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period.......     $186,506        $148,275     $134,889
  Service cost..................................                       13,717       16,039
  Interest cost.................................       11,612           7,627        9,536
  Plan amendments...............................                       17,729          293
  Divested entities.............................                       (3,153)
  Actuarial (gain) loss.........................       (3,163)         14,980        4,898
  Impact of acquisition.........................       11,615
  Benefits paid.................................      (55,915)        (12,669)     (17,380)
                                                     --------        --------     --------
Benefit obligation at end of period.............      150,655         186,506      148,275
                                                     --------        --------     --------

                              DEAN HOLDING COMPANY

                                                    SUCCESSOR            PREDECESSOR
                                                  --------------   -----------------------
                                                   DECEMBER 31,    DECEMBER 31,   MAY 27,
                                                       2002            2001         2001
                                                  --------------   ------------   --------
                                                  (IN THOUSANDS)       (IN THOUSANDS)
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  period........................................       99,012          97,138      115,207
  Actual return on plan assets..................      (11,032)            831      (10,823)
  Employer contribution.........................       26,530          13,712       10,134
  Impact of acquisition.........................          112
  Benefits paid.................................      (55,915)        (12,669)     (17,380)
                                                     --------        --------     --------
Fair value of plan assets at end of period......       58,707          99,012       97,138
                                                     --------        --------     --------
Funded status...................................      (91,948)        (87,494)     (51,137)
  Unrecognized net transition obligation........                                    (1,297)
  Unrecognized prior service cost...............                                     3,000
  Unrecognized net loss.........................       13,126                       20,414
                                                     --------        --------     --------
Net amount recognized...........................     $(78,822)       $(87,494)    $(29,020)
                                                     ========        ========     ========
Amounts recognized in the consolidated balance
  sheets at the end of each period consist of:
Accrued benefit liability.......................      (78,822)       $(87,494)    $(29,020)
                                                     --------        --------     --------
Net amount recognized...........................     $(78,822)       $(87,494)    $(29,020)
                                                     ========        ========     ========
Weighted-average assumptions:
Discount rate...................................         6.75%           6.75%        7.25%
Expected return on plan assets..................         8.50%           9.00%        9.00%
Rate of compensation increase...................         4.00%         0-5.00%      0-5.00%

     Included in the above pension benefits table is an unfunded supplemental retirement plan with a liability of $7.3 million, $22.4 million and $7.1 million at December 31, 2002 and 2001 and May 27, 2001, respectively.

                                                                     PREDECESSOR
                                          SUCCESSOR      -----------------------------------
                                        --------------     PERIOD FROM     FISCAL YEAR ENDED
                                          YEAR ENDED     MAY 28, 2001 TO          MAY
                                         DECEMBER 31,     DECEMBER 31,     -----------------
                                             2002             2001          2001      2000
                                        --------------   ---------------   -------   -------
                                        (IN THOUSANDS)             (IN THOUSANDS)
Components of net periodic benefit
  cost Service cost...................                       $13,717       $16,039   $14,189
  Interest cost.......................     $11,612             7,627         9,536     9,343
  Expected return on plan assets......      (8,287)           (7,158)       (9,035)   (9,150)
  Amortization of unrecognized
     transition obligation............                          (366)         (488)     (488)
  Amortization of prior service
     cost.............................                           206           260       215
  Amortization of unrecognized net
     gain.............................                           267           297       432
  Effect of settlement................       3,031                --            --        --
                                           -------           -------       -------   -------
Net periodic benefit cost.............     $ 6,356           $14,293       $16,609   $14,541
                                           =======           =======       =======   =======

                              DEAN HOLDING COMPANY

     Defined Contribution Plans -- Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by us. These plans generally provide for salary reduction contributions to the plans on behalf of the participants between 1.0% and 17.0% of a participant's annual compensation and provide for employer matching and profit sharing contributions as determined by the Dean Foods Company Board of Directors.

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

                              DEAN HOLDING COMPANY

     The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

                                            SUCCESSOR            PREDECESSOR
                                          --------------   -----------------------
                                           DECEMBER 31,    DECEMBER 31,   MAY 27,
                                               2002            2001         2001
                                          --------------   ------------   --------
                                          (IN THOUSANDS)       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  period................................     $ 13,793        $ 11,344     $ 11,039
  Service cost..........................          861             211          256
  Interest cost.........................          571             570          761
  Actuarial loss........................        2,162           3,336        1,060
  Divested entities.....................                         (268)
  Impact of acquisition.................       (4,872)
  Benefits paid.........................       (1,364)         (1,400)      (1,772)
                                             --------        --------     --------
Benefit obligation at end of period.....       11,151          13,793       11,344
Fair value of plan assets at end of
  period................................            0               0            0
                                             --------        --------     --------
Funded status...........................      (11,151)        (13,793)     (11,344)
  Unrecognized prior service cost.......                                     2,109
  Unrecognized net loss.................        2,162                        6,233
                                             --------        --------     --------
Net amount recognized -- accrued benefit
  liability.............................     $ (8,989)       $(13,793)    $ (3,002)
                                             ========        ========     ========
Weighted-average assumptions:
Discount rate...........................         6.75%           6.75%        7.25%
Health care inflation:
Initial rate............................        11.00%          11.00%        5.50%
Ultimate rate...........................         5.00%           5.00%        5.00%
Year of ultimate rate achievement.......         2013            2013         2002

                                                                       PREDECESSOR
                                            SUCCESSOR      -----------------------------------
                                          --------------     PERIOD FROM     FISCAL YEAR ENDED
                                            YEAR ENDED     MAY 28, 2001 TO          MAY
                                           DECEMBER 31,     DECEMBER 31,     -----------------
                                               2002             2001          2001      2000
                                          --------------   ---------------   -------   -------
                                          (IN THOUSANDS)             (IN THOUSANDS)
Components of net periodic benefit cost:
  Service and interest cost.............      $1,432           $  781        $1,017    $  696
  Amortization of unrecognized net
     gain...............................                          190           484       337
  Amortization of prior service cost....                          450           253        38
                                              ------           ------        ------    ------
  Net periodic benefit cost.............      $1,432           $1,421        $1,754    $1,071
                                              ======           ======        ======    ======

                              DEAN HOLDING COMPANY

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost components...       $128            $(115)
Effect on post-retirement obligation......................        498             (451)

     We retained the earned pension and other post-retirement benefits liabilities related to NRP for liabilities through the date of acquisition by Dean Foods Company. Accordingly the information disclosed in the tables above includes continuing and discontinued operations. The corresponding liabilities for Dean SoCal are retained by the parent through the date of acquisition.

16.  PLANT CLOSING COSTS

     Facilities Closed in Connection with Acquisition by Dean Foods
Company -- We accrued costs in 2002 and 2001 pursuant to plans to exit certain activities and operations of businesses in order to rationalize production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisition by Dean Foods Company. Plants in Atkins, Arkansas and Cairo, Georgia in the Specialty Foods segment and a plant in Escondido, California in the Dairy Group were closed. We have also eliminated our administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, shut down two pickle tank yards and relocated production between plants as part of our overall integration and efficiency efforts.

     The principal components of the plans include the following:

     - Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 717 plant and administrative personnel. The costs incurred were charged against our acquisition liabilities for these costs. As of December 31, 2002, 64 employees had not yet been terminated;

     - Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

     Activity with respect to these liabilities for 2002 is summarized below:

                                            ACCRUED                              ACCRUED
                                           CHARGES AT                           CHARGES AT
                                          DECEMBER 31,                         DECEMBER 31,
                                              2001       ACCRUALS   PAYMENTS       2002
                                          ------------   --------   --------   ------------
                                                           (IN THOUSANDS)
Workforce reduction costs...............    $19,357      $10,112    $(21,743)    $ 7,726
Shutdown costs..........................      8,647        8,881      (9,320)      8,208
                                            -------      -------    --------     -------
Total...................................    $28,004      $18,993    $(31,063)    $15,934
                                            =======      =======    ========     =======

     These liabilities were established on December 31, 2001 in connection with our acquisition by Dean Foods Company. No other significant charges were accrued for transaction related closings.

     The carrying value of closed facilities and other assets held for sale at December 31, 2002 was approximately $10.4 million. We are marketing these properties for sale. Divestitures of the closed facilities has not resulted in significant modifications to the estimate of fair value.

                              DEAN HOLDING COMPANY

     Plant Closing Costs -- In fiscal year 2001 and 2000 as part of an overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs of $6.1 million related to the closing of our Sacramento, California and Mobile, Alabama fluid milk plants during fiscal year 2000.

     The principal components of the plan included the following:

     - Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices. The fiscal year 2000 plan included an overall reduction of 118 people, primarily plant employees associated with plant closing and rationalization fiscal year 2000 plant closings were completed by the end of the second quarter of fiscal year 2001.

     - Shutdown costs, including those costs that were necessary to clean and prepare the plant facilities for resale or closure; and

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown at the plant or administrative office. Total charges related to work force reductions, shut down costs, and costs incurred after shut down totaled $1.9 million.

     - Write-downs of property, plant and equipment and other assets of $4.2 million, primarily for asset impairments as a result of facilities that are no longer used in operation. The impairments related primarily to owned buildings, land and equipment at the facilities which were being sold and were written down to their estimated fair value. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant.

     We recorded plant closing costs of $0.4 million during the period from May 28, 2001 to December 31, 2001 to close one Specialty Foods plant.

17.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       PREDECESSOR
                                                             --------------------------------
                                       SUCCESSOR             PERIOD FROM
                              ----------------------------   MAY 28, 2001   FISCAL YEAR ENDED
                               YEAR ENDED                         TO               MAY
                              DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   -----------------
                                  2002           2001            2001        2001      2000
                              ------------   -------------   ------------   -------   -------
                                     (IN THOUSANDS)                   (IN THOUSANDS)
Cash paid for interest and
  financing charges, net of
  capitalized interest......    $56,053                       $  39,325     $66,851   $49,559
Cash paid for taxes.........                                      4,178      36,294    39,400
Non-cash transactions:
  Dividend of National
     Refrigerated Products
     to parent..............                   $(408,252)
  Contributions of Dean
     SoCal from parent......                      94,220

18.  SHIPPING AND HANDLING FEES

     In September 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which became effective for us in the fourth quarter of fiscal year 2001. This issue required the disclosure of our accounting policies for shipping and handling costs and their income statement classification. Previously, we classified shipping and handling amounts billed to customers as revenue. However, certain costs incurred related to shipping and handling were classified as a reduction of revenue. As

                              DEAN HOLDING COMPANY
a result of our adoption of Issue No. 00-10 in the fourth quarter of fiscal 2001, our shipping and handling costs are now included either in cost of products sold or delivery, selling and administrative expenses, depending on the nature of such costs. Accordingly, prior years' shipping and handling costs were reclassified from net sales to cost of products sold and delivery, selling and administrative expenses. Those amounts totaled $30.2 million and $23.1 million in fiscal years 2001 and 2000. Shipping and handling costs in costs of sales include inventory warehouse costs and product loading and handling costs. Shipping and handling costs in selling and distribution expense are related to shipping products to customers and consist primarily of (i) delivery costs for company-owned delivery routes, (ii) independent distributor routes (to the extent that such independent distributors are paid a delivery fee) and (iii) third party carrier expenses. These shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $375.0 million, $252.0 million, $393.1 million and $352.6 million during the year ended December 31, 2002, the period from May 28, 2001 to December 31, 2001 and fiscal years 2001 and 2000, respectively.

19.  COMMITMENTS AND CONTINGENCIES

     Leases -- We lease certain property, plant and equipment used in our operations under operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $40.9 million, $33.6 million, $55.8 million and $50.9 million for the year ended December 31, 2002 and the period from May 28, 2001 to December 31, 2001 and fiscal years ended May 2001 and 2000, respectively.

     We had no capital leases at December 31, 2002. Future minimum payments at December 31, 2002, under operating leases with terms in excess of one year are summarized below:

                                                                OPERATING
                                                                  LEASES
                                                              --------------
                                                              (IN THOUSANDS)
2003........................................................     $ 27,527
2004........................................................       22,979
2005........................................................       17,904
2006........................................................       15,531
2007........................................................       13,718
Thereafter..................................................       69,195
                                                                 --------
Total minimum lease payments................................     $166,854
                                                                 ========

     Guaranty of Dean Foods Company Obligations Under Its Senior Credit
Facility -- Certain of Dean Foods Company's subsidiaries, including us, are required to guarantee Dean Foods Company's indebtedness under its $2.7 billion credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. The senior credit facility provides Dean Foods Company with an $800 million revolving line of credit, a Tranche A $900 million term loan and a Tranche B $1 billion term loan. Upon completion of our acquisition, Dean Foods Company borrowed $1.9 billion under this facility's term loans. At December 31, 2002 there were outstanding term loan borrowings of $1.83 billion under this facility. Dean Foods Company's revolving line of credit was undrawn, except for $71.8 million of issued but undrawn letters of credit. As of December 31, 2002 approximately $728.2 million was available for future borrowings under Dean Foods Company's revolving credit facility.

                              DEAN HOLDING COMPANY

     Amounts outstanding under Dean Foods Company's revolving line of credit and Dean Foods Company's Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company's option:

     - a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points depending on Dean Foods Company's leverage ratio (which is the ratio of defined indebtedness to EBITDA), or

     - the London Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points depending on Dean Foods Company's leverage ratio.

     On April 30, 2002, Dean Foods Company entered into an amendment to their credit facility pursuant to which the interest rate for amounts outstanding under the Tranche B term loan was lowered by 50 basis points, to the following, at Dean Foods Company's option:

     - a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 75 to 150 basis points, depending on our leverage ratio, or

     - LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 200 to 275 basis points, depending on our leverage ratio.

     The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.65% at December 31, 2002. However, Dean Foods Company had interest rate swap agreements in place that hedged $1.08 billion of their borrowings under this facility at December 31, 2002 at an average rate of 5.40%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

     The agreement requires principal payments on the Tranche A term loan as follows:

     - $16.87 million quarterly from March 31, 2002 through December 31, 2002;

     - $33.75 million quarterly from March 31, 2003 through December 31, 2004;

     - $39.38 million quarterly from March 31, 2005 through December 31, 2005;

     - $45.0 million quarterly from March 31, 2006 through December 31, 2006;

     - $56.25 million quarterly from March 31, 2007 through June 30, 2007; and

     - A final payment of $112.5 million on July 15, 2007.

     The agreement requires principal payments on the Tranche B term loan as follows:

     - $1.25 million quarterly from March 31, 2002 through December 31, 2002;

     - $2.5 million quarterly from March 31, 2003 through December 31, 2007;

     - A payment of $472.5 million on March 31, 2008; and

     - A final payment of $472.5 million on July 15, 2008.

     No principal payments are due on the revolving line of credit until maturity on July 15, 2007.

     The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, (2) upon the occurrence of certain debt and equity issuances when Dean Foods Company's leverage ratio is greater than 3.75 to 1.0, and (3) beginning in 2003, annually when Dean Foods Company's leverage ratio is greater than 3.0 to 1.0. The credit agreement requires that Dean Foods Company prepay 50% of defined excess

                              DEAN HOLDING COMPANY
cash flow for any fiscal year (beginning in 2003) in which their leverage ratio at year end is greater than 3.75 to 1.0. As of December 31, 2002, Dean Foods Company's leverage ratio was 3.3 to 1.0.

     The senior credit facility contains various financial and other restrictive covenants and requirements that Dean Foods Company maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, this facility requires that Dean Foods Company maintain a minimum level of net worth (as defined by the agreement).

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

     Dean Foods Company's consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of their consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of December 31, 2002, the minimum net worth requirement was $1.28 billion.

     The facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of our domestic assets (including us and our subsidiaries, but excluding the capital stock of our subsidiaries and the real property owned by us and our subsidiaries).

     The agreement contains standard default triggers including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of Dean Foods Company's other debt, a change in control and certain other material adverse changes in their business. The agreement does not contain any default triggers based on Dean Foods Company's debt rating.

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

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2002 and 2001 and for the fiscal years ended May 2001. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

                              DEAN HOLDING COMPANY

     The fair value of our long-term debt was determined using valuation techniques that considered cash flows discounted at current market rates and our best estimate for instruments without quoted market prices. At May 27, 2001 the fair value of long-term debt was estimated to be $873.4 million. At the date of our acquisition by Dean Foods Company our long-term debt was revalued to its current market value. At December 31, 2001 this value approximated the fair value of long-term debt. At December 31, 2002 the fair value of senior notes was estimated at $702.8 million. All other long term debt was reported at fair value in our Consolidated Financial Statements.

21.  SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     Segment Information -- We currently have two reportable segments: Dairy Group and Specialty Foods. Our Dairy Group segment manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese and yogurt, as well as fruit juices and other flavored drinks and bottled water. Specialty Foods processes and markets pickles, powdered products such as non-dairy coffee creamers, and aseptic sauces, puddings and nutritional beverages.

     Prior to our acquisition by Dean Foods Company, we had an NRP segment. As a result of the acquisition by Dean Foods Company, as discussed in Note 2, we no longer have an NRP segment. Prior periods have been restated to reflect NRP as a discontinued operation.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating profit not including non-recurring gains and losses and foreign exchange gains and losses.

     We do not allocate income taxes, management fees or unusual items to segments. In addition, there are no significant non-cash items reported in segments profit or loss other than depreciation and amortization. The amounts in the following tables are the amounts obtained from reports used by our executive management

                              DEAN HOLDING COMPANY
team for the year ended December 31, 2002, the period from May 28, 2001 through December 31, 2001 and fiscal years ended May 2001 and 2000:

                                                                   PREDECESSOR
                                                      --------------------------------------
                                       SUCCESSOR      PERIOD FROM
                                     --------------   MAY 28, 2001
                                       YEAR ENDED          TO         FISCAL YEAR ENDED MAY
                                      DECEMBER 31,    DECEMBER 31,   -----------------------
                                          2002            2001          2001         2000
                                     --------------   ------------   ----------   ----------
                                     (IN THOUSANDS)               (IN THOUSANDS)
Net sales from external customers:
  Dairy Group......................    $3,181,902      $2,043,639    $3,246,463   $3,060,449
  Specialty Foods..................       673,604         427,179       736,206      694,174
                                       ----------      ----------    ----------   ----------
  Total............................    $3,855,506      $2,470,818    $3,982,669   $3,754,623
                                       ==========      ==========    ==========   ==========
Operating income:
  Dairy Group......................    $  255,320      $   88,448    $  153,580   $  140,494
  Specialty Foods..................        98,874          46,524        70,464       80,209
  Corporate/Other..................       (57,086)        (54,976)      (59,507)     (38,003)
                                       ----------      ----------    ----------   ----------
  Total............................       297,108          79,996       164,537      182,700
Other items:
  Interest expense and financing
     charges.......................        56,287          38,417        70,655       49,338
  Gain on sale of note.............                                     (10,000)
  Other (income) expense, net......          (727)          5,078        (6,668)      (2,448)
                                       ----------      ----------    ----------   ----------
  Income from continuing operations
     before tax....................    $  241,548      $   36,501    $  110,550   $  135,810
                                       ==========      ==========    ==========   ==========
Depreciation and amortization:
  Dairy Group......................    $   47,306      $   48,234    $   90,273   $   76,196
  Specialty Foods..................        14,101          12,439        20,763       19,016
  Corporate/Other..................         6,391           3,962         7,673        4,878
                                       ----------      ----------    ----------   ----------
  Total............................    $   67,798      $   64,635    $  118,709   $  100,090
                                       ==========      ==========    ==========   ==========
Assets:
  Dairy Group......................    $2,161,081      $2,143,132    $1,526,818   $1,317,208
  Specialty Foods..................       617,210         636,192       418,185      403,434
  National Refrigerated Products...                                     215,535      126,630
  Corporate/Other..................        97,532         132,105       121,132      128,495
                                       ----------      ----------    ----------   ----------
  Total............................    $2,875,823      $2,911,429    $2,281,670   $1,975,767
                                       ==========      ==========    ==========   ==========
Capital expenditures:
  Dairy Group......................    $   63,016      $   37,057    $   84,530   $  111,228
  Specialty Foods..................        11,176           6,434        15,610       15,082
  Corporate/Other..................           427           4,778         5,838        2,621
                                       ----------      ----------    ----------   ----------
  Total............................    $   74,619      $   48,269    $  105,978   $  128,931
                                       ==========      ==========    ==========   ==========

                              DEAN HOLDING COMPANY

     Substantially all of our business is within the United States. Intersegment sales are not material.

     Major Customers -- The largest customer of our Dairy Group and Specialty Foods segments represented $404.8 million or 11.1% of Dairy Group sales and 10.3% of consolidated sales. Our second-largest customer represented $365.6 million or 11.0% of Dairy Group sales and 9.3% of consolidated sales.

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2002, the period from May 28, 2001 to December 31, 2001 and fiscal year 2001 (in thousands). Financial information for all periods has been restated to reflect NRP as a discontinued operation.

                                                            QUARTER
                                        -----------------------------------------------
                                          FIRST        SECOND      THIRD       FOURTH
                                        ----------   ----------   --------   ----------
Successor:
Year Ended December 31, 2002:
  Net sales...........................  $  956,485   $  994,367   $959,970   $  944,684
  Gross profit........................     227,040      248,416    242,899      241,504
  Net income..........................      28,857       38,633     40,556       41,597
Predecessor:
Period from May 28, 2001 to December
  31, 2001:
  Net sales(1)(2).....................  $1,041,637   $1,035,636
  Gross profit(1)(2)..................     221,317      229,931
  Net income(1)(2)(3).................      13,129       26,955
Fiscal year 2001:
  Net sales(2)........................  $  962,892   $  995,073   $987,959   $1,036,745
  Gross profit(2).....................     224,404      231,653    223,634      228,343
  Net income..........................      26,448       29,807(4)   16,616       1,781(5)

---------------

(1) The results of operations for the month of December 2001 are as follows: net sales $393,545, gross profit $89,385 and net loss $4,169.

(2) Net sales and gross profit have been restated to reflect the results of NRP as discontinued operations. The effect on this restatement was to decrease net sales by $102,259 and $109,007 in the first and second quarter of the period from May 28 to December 31, 2001, and to decrease net sales by $85,963, $103,898, $103,007 and $106,706 in the first, second, third and fourth quarter of fiscal year 2001. In addition, the effect of the restatement decreased gross profit by $21,461 and $28,500 in the first and second quarters of the period from May 28, 2001 to December 31, 2001, and decreased gross profit by $22,839, $19,863, $22,065 and $21,735 in the first, second, third and fourth quarter of fiscal year 2001.

(3) Includes charges of $3,718, $9,821, and $16,461 for transaction related costs for the first quarter, second quarter and month of December of the period from May 28, 2001 to December 31, 2001, respectively. The month of December also includes a charge of $366 for a plant closure.

(4) Includes a gain of $10,000 related to sale of a note associated with the divestiture of our vegetables business in fiscal 1999.

(5) Includes a charge of $22,151 for transaction related costs.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Dean Holding Company
Dallas, Texas

     We have audited the consolidated financial statements of Dean Holding Company and subsidiaries (the "Company") (formerly known as Dean Foods Company) as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from May 28, 2001 to December 31, 2001, and have issued our report thereon dated March 24, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 24, 2003

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholder of Dean Holding Company:

     Our audits of the consolidated financial statements referred to in our report dated June 26, 2001, except as to Notes 2 and 4, which are as of December 21, 2001, appearing in this Annual Report on Form 10-K for year ended December 31, 2002 also included an audit of the financial statement schedule for each of the two years in the period ended May 27, 2001 listed in Item 15 of this Form 10-K. In our opinion, the financial statement schedule for each of the two years in the period ended May 27, 2001 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
June 26, 2001, except as to Notes 2 and 4, which
  are as of December 21, 2001
Chicago, Illinois

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As a result of our acquisition by Dean Foods Company on December 21, 2001, we notified PricewaterhouseCoopers, LLP on January 3, 2002, of our decision to replace PricewaterhouseCoopers, LLP as independent auditor with Dean Foods Company's auditor, Deloitte & Touche, LLP, effective immediately. PricewaterhouseCoopers, LLP's reports on our Consolidated Financial Statements for the two fiscal years ended May 28, 2000 and May 27, 2001, respectively, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During our two fiscal years ended May 27, 2001 and through the dismissal date,
(i) there were no disagreements with PricewaterhouseCoopers, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PricewaterhouseCoopers, LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports covering such periods, and (ii) there were no "Reportable Events" (meaning any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 Regulation S-K) requiring disclosure. Other than that, during our two most recent fiscal years, no independent accountant who was engaged as the principal accountant to audit our financial statements, nor any independent who was engaged to audit a significant subsidiary and on whom our principal accountant expressed reliance in its report, has resigned or been dismissed.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  Financial Statements

     The following consolidated financial statements are filed as part of this report or are incorporated herein as indicated:

                                                              PAGE
                                                              ----
Independent Auditors' Reports...............................  F-1
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 2002, 2001
  and May 27, 2001..........................................  F-3
Consolidated Statements of Income for the year ended
  December 31, 2002, the period from May 28, 2001 to
  December 31, 2001 the fiscal years ended May 2001 and
  2000).....................................................  F-4
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2002, the period from May 28, 2001 to
  December 31, 2001 and the fiscal years ended May 2001 and
  2000......................................................  F-5
Consolidated Statements of Cash Flows for the year ended
  December 31, 2002, the period from May 28, 2001 to
  December 31, 2001 and the fiscal years ended May 2001 and
  2000......................................................  F-6
Notes to Consolidated Financial Statements..................  F-7

     Financial Statement Schedules

          Independent Auditors' Report

          Report of Independent Accountants on Financial Statement Schedule

          Schedule II -- Valuation and Qualifying Accounts

     Exhibits

          See Index to Exhibits.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          By:    /s/ BARRY A. FROMBERG
                                          --------------------------------------
                                                    Barry A. Fromberg
                                               Executive Vice President and
                                                 Chief Financial Officer

Dated March 26, 2003

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

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----

              /s/ BARRY A. FROMBERG                    Principal Accounting Officer       March 26, 2003
 ------------------------------------------------
                Barry A. Fromberg


             /s/ MICHELLE P. GOOLSBY                           Sole Director              March 26, 2003
 ------------------------------------------------
               Michelle P. Goolsby

                                 CERTIFICATION

I, Gregg Engles, certify that:

     1. I have reviewed this annual report on Form 10-K of Dean Holding Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ GREGG ENGLES
                                          --------------------------------------
                                                       Gregg Engles
                                                 Chief Executive Officer

Date: March 26, 2003

                                 CERTIFICATION

I, Barry A. Fromberg, certify that:

     1. I have reviewed this annual report on Form 10-K of Dean Holding Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ BARRY A. FROMBERG
                                          --------------------------------------
                                                    Barry A. Fromberg
                                                 Chief Financial Officer

Date: March 26, 2003

                                                                     SCHEDULE II

                              DEAN HOLDING COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2002, THE PERIOD FROM MAY 28, 2001 TO DECEMBER 31, 2001
                                      AND
                      FISCAL YEARS ENDED MAY 2001 AND 2000

     Allowance for doubtful accounts deducted from accounts receivable:

                                                                                  RECOVERIES
                            BALANCE                                                   OF        WRITE-OFF OF
                           BEGINNING   CHARGED TO                                  ACCOUNTS     UNCOLLECTIBLE     BALANCE
YEAR                        OF YEAR      INCOME     ACQUISITIONS   DISPOSITIONS   WRITTEN OFF     ACCOUNTS      END OF YEAR
----                       ---------   ----------   ------------   ------------   -----------   -------------   -----------
                                                                    (IN THOUSANDS)
Predecessor:
  Fiscal year 2000.......    7,322       3,426                                                     (4,691)         6,057
  Fiscal year 2001.......    6,057       2,093           400                                       (2,695)         5,855
  Period from May 28,
     2001 to December 31,
     2001................    5,855       4,388           188           (550)                       (1,584)         8,297
Successor:
  December 31, 2002......    8,297       6,137         2,350            (38)          314          (8,188)         8,872

                               INDEX TO EXHIBITS

     Explanatory Note: References in this Index to "Old Dean" are references to the registrant, Dean Holding Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger, dated April 4, 2001 among us, Blackhawk Acquisition Corp. and Suiza Foods
                            Corporation (incorporated by reference from Dean Foods
                            Company 8-K dated April 5, 2001, File No. 1-12755).
           3.1           -- Certificate of Incorporation (incorporated by reference from our 2002 Annual Report on Form 10-K, File No.
                            1-08262).
           3.2           -- Certificate of Amendment to Certificate of Incorporation
                            (incorporated by reference from our 2002 Annual Report on
                            Form 10-K, File No. 1-08262).
           3.3           -- Amended and Restated Bylaws (incorporated by reference
                            from our 2002 Annual Report on Form 10-K, File No.
                            1-08262).
           4.1           -- Specimen of Common Stock Certificate (incorporated by
                            reference from our 2002 Annual Report on Form 10-K, File
                            No. 1-08262).
           4.2           -- Form of Senior Indenture related to our 6.625% ($200
                            million) and 8.15% ($250 million) senior notes
                            (incorporated by reference from Old Dean's Registration
                            Statement on Form S-3 filed on January 23, 1998, File No.
                            333-44851).
           4.3           -- Form of senior debt securities (incorporated by reference from Old Dean's Registration Statement on Form S-3 filed
                            on January 23, 1998, File No. 333-44851).
           4.4           -- Form of Senior Indenture related to our 6.75% ($100
                            million) and 6.9% ($150 million) senior notes
                            (incorporated by reference from Old Dean's Registration
                            Statement on Form S-3 filed January 19, 1995, File No.
                            33-57353).
           4.5           -- Form of senior debt securities related to our 6.75% ($100 million) and 6.9% ($150 million) senior notes
                            (incorporated by reference from Old Dean's Registration
                            Statement on Form S-3 filed January 19, 1995, File No.
                            33-57353).
          10.1           -- Securities Exchange Agreement dated December 21, 2001
                            between us and Morningstar Foods, Inc. regarding the Dean
                            SoCal/NRP exchange (incorporated by reference from Old
                            Dean's 8-K dated January 7, 2002, File No. 1-08262).
          10.2           -- Form of Joinder Agreement dated December 21, 2001
                            executed by us and certain of our subsidiaries in favor
                            of certain lenders to our parent company (incorporated by
                            reference from our 2002 Annual Report on Form 10-K, File
                            No. 1-08262).
          10.3           -- Form of Security Agreement dated December 21, 2001
                            executed by us and certain of our subsidiaries in favor
                            of certain lenders to our parent company (incorporated by
                            reference from our 2002 Annual Report on Form 10-K, File
                            No. 1-08262).
          10.4           -- Amended and Restated Receivables Purchase Agreement dated
                            December 21, 2001 executed by certain of our subsidiaries
                            in connection with our parent company's
                            receivables-backed loan (incorporated by reference from
                            Dean Foods Company 2001 Annual Report on Form 10-K filed
                            April 1, 2002, File No. 1-12755).
          10.5           -- Amended and Restated Receivables Sale Agreement dated
                            December 21, 2001 executed by certain of our subsidiaries
                            in connection with Dean Foods Company receivables-backed
                            loan (incorporated by reference to Dean Foods Company
                            2001 Annual Report on Form 10-K filed April 1, 2002, File
                            No. 1-12755).
          12             -- Computation of Ratio of Earnings to Fixed Charges (filed herewith).
          99.1           -- Certification of Gregg Engles (filed herewith).
          99.2           -- Certification of Barry Fromberg (filed herewith).