Form 10-Q
period 2003-03-31
DEAN HOLDING CO
filed 2003-05-15
CIK 27500

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 (MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER 1-08262

                              DEAN HOLDING COMPANY
             (Exact name of Registrant as specified in its charter)

                               (DEAN FOODS LOGO)
                               ------------------

                   DELAWARE                                      75-2932967
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                        2515 MCKINNEY AVENUE, SUITE 1200
                              DALLAS, TEXAS 75201
                                 (214) 303-3400
         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                               ------------------

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

    The registrant meets the conditions specified in General Instruction H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
          Item 1 -- Financial Statements....................    3
          Item 2 -- Managements Discussion and Analysis of
          Financial Condition and Results of Operations.....   14
          Item 4 -- Controls and Procedures.................   16
PART II -- OTHER INFORMATION
          Item 6 -- Exhibits and Reports on Form 8-K........   17

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  DEAN HOLDING COMPANY
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                                               March 31,    December 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (unaudited)
                           Assets

Current assets:
     Cash and cash equivalents..............................  $    8,948     $   27,831
     Receivables, net.......................................     224,700        247,432
     Inventories............................................     217,495        218,124
     Deferred income taxes..................................      92,239         93,018
     Prepaid expenses and other current assets..............      24,705         20,651
                                                              ----------     ----------
          Total current assets..............................     568,087        607,056
Property, plant and equipment...............................     611,776        615,573
Goodwill....................................................   1,425,864      1,425,398
Identifiable intangible and other assets....................     225,813        227,796
                                                              ----------     ----------
          Total.............................................  $2,831,540     $2,875,823
                                                              ==========     ==========

            Liabilities and Stockholders' Equity


Current liabilities:
     Accounts payable and accrued expenses..................  $  367,129     $  406,798
     Income taxes payable...................................      36,206         58,987
     Current portion of long-term debt......................         307            307
                                                              ----------     ----------
          Total current liabilities.........................     403,642        466,092
Long-term debt..............................................     762,874        727,873
Other long-term liabilities.................................     145,230        147,503
Deferred income taxes.......................................     173,983        166,302
Commitments and contingencies (Note 9)
Stockholders' equity:
     Common stock, 1,000 shares issued and outstanding
     Additional paid-in capital.............................   1,356,816      1,356,816
     Retained earnings......................................     186,105        149,643
     Receivable from parent.................................    (196,879)      (138,331)
     Accumulated other comprehensive loss...................        (231)           (75)
                                                              ----------     ----------
          Total stockholders' equity........................   1,345,811      1,368,053
                                                              ----------     ----------
          Total.............................................  $2,831,540     $2,875,823
                                                              ==========     ==========

           See notes to Condensed Consolidated Financial Statements.

                              DEAN HOLDING COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                2003        2002
                                                              --------    --------
                                                                  (unaudited)
Net sales...................................................  $919,063    $956,485
Cost of sales...............................................   684,098     729,445
                                                              --------    --------
Gross profit................................................   234,965     227,040
Operating costs and expenses:
     Selling and distribution...............................   128,270     134,009
     General and administrative.............................    33,070      30,907
     Amortization of intangibles............................     1,175       1,667
                                                              --------    --------
          Total operating costs and expenses................   162,515     166,583
                                                              --------    --------
Operating income............................................    72,450      60,457
Other (income) expense:
     Interest expense, net..................................    13,570      14,080
     Other (income) expense, net............................      (283)       (885)
                                                              --------    --------
          Total other (income) expense......................    13,287      13,195
                                                              --------    --------
Income before income taxes..................................    59,163      47,262
Income taxes................................................    22,701      18,405
                                                              --------    --------
Net income..................................................  $ 36,462    $ 28,857
                                                              ========    ========

           See notes to Condensed Consolidated Financial Statements.

                              DEAN HOLDING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                2003        2002
                                                              --------    --------
                                                                  (unaudited)
Cash flows from operating activities:
  Net Income................................................  $ 36,462    $ 28,857
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    18,206      19,501
     (Gain) Loss on disposition of assets...................     2,028         (11)
     Deferred income taxes..................................     8,460        (717)
     Other, net.............................................      (156)         22
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................    22,328      (2,324)
       Inventories..........................................       684       8,389
       Prepaid expenses and other assets....................    (3,191)       (745)
       Accounts payable and accrued expenses and other
        liabilities.........................................   (41,942)    (11,579)
       Income taxes.........................................   (22,781)      5,896
                                                              --------    --------
          Net cash provided by operating activities.........    20,098      47,289

Cash flows from investing activities:
  Capital expenditures......................................   (15,281)     (7,785)
  Proceeds from disposition of property, plant and
     equipment..............................................     1,478          24
  Cash outflows for acquisitions............................      (637)    (15,901)
  Net proceeds from divestitures............................                 2,561
  Other.....................................................                   502
                                                              --------    --------
          Net cash used in investing activities.............   (14,440)    (20,599)

Cash flows from financing activities:
  Proceeds from issuance of debt............................    34,102
  Repayment of debt.........................................               (29,242)
  Net transfer to parent....................................   (58,643)    (11,361)
                                                              --------    --------
          Net cash used in financing activities.............   (24,541)    (40,603)
                                                              --------    --------
Decrease in cash and cash equivalents.......................   (18,883)    (13,913)
Cash and cash equivalents, beginning of period..............    27,831      15,920
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  8,948    $  2,007
                                                              ========    ========

           See notes to Condensed Consolidated Financial Statements.

                              DEAN HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                  (unaudited)

1.  GENERAL

     Basis of Presentation -- The unaudited Condensed Consolidated Financial Statements contained in this report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year's Consolidated Financial Statements to current year classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Condensed Consolidated Financial Statements contained in this report should be read in conjunction with our 2002 Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2003.

     This Quarterly Report, including these notes, has been written in accordance with the Securities and Exchange Commission's "Plain English" guidelines. Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Dean Holding Company and its subsidiaries.

     We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company's corporate headquarters, which is then allocated among the segments of Dean Foods Company. We paid management fees of $9.3 million for the three-month period ended March 31, 2003. Our cash is available for use, and is regularly transferred to Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included on our balance sheet as "Receivable from parent."

     Recently Adopted Accounting Pronouncements -- In June 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective for us January 1, 2003. The adoption of this pronouncement did not have a material impact on our Consolidated Financial Statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard requires us to reclassify extraordinary losses previously reported from the early extinguishment of debt as a component of "other expense."

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of this standard will change the timing of the recognition of certain charges associated with exit and disposal activities.

     In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. FIN No. 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. We adopted the liability recognition requirements of FIN No. 45 effective January 1, 2003. The adoption of this pronouncement did not have a material effect on our Consolidated Financial Statements.

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

2.  INVENTORIES

                                                              March 31,   December 31,
                                                                2003          2002
                                                              ---------   ------------
                                                                   (In thousands)
Raw materials and supplies..................................  $ 70,545      $ 68,570
Finished goods..............................................   146,950       149,554
                                                              --------      --------
  Total.....................................................  $217,495      $218,124
                                                              ========      ========

     Approximately $72.2 million and $97.3 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at March 31, 2003 and December 31, 2002, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

3.  INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

                                                                        Specialty
                                                          Dairy Group     Foods       Total
                                                          -----------   ---------   ----------
                                                                     (In thousands)
Balance at December 31, 2002............................  $1,121,108    $304,290    $1,425,398
Acquisitions............................................         523                       523
Purchasing accounting adjustments.......................         (57)                      (57)
                                                          ----------    --------    ----------
Balance at March 31, 2003...............................  $1,121,574    $304,290    $1,425,864
                                                          ==========    ========    ==========

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2003 and December 31, 2002 are as follows:

                                       March 31, 2003                     December 31, 2002
                             ----------------------------------   ----------------------------------
                              Gross                      Net       Gross                      Net
                             Carrying   Accumulated    Carrying   Carrying   Accumulated    Carrying
                              Amount    Amortization    Amount     Amount    Amortization    Amount
                             --------   ------------   --------   --------   ------------   --------
                                                         (In thousands)
Intangible assets with
  indefinite lives:
  Trademarks...............  $187,710     $     0      $187,710   $188,010     $     0      $188,010
Intangible assets with
  finite lives:
  Customer-related.........    31,173      (6,852)       24,321     31,173      (5,532)       25,641
                             --------     -------      --------   --------     -------      --------
Total other intangibles....  $218,883     $(6,852)     $212,031   $219,183     $(5,532)     $213,651
                             ========     =======      ========   ========     =======      ========

     Amortization expense on intangible assets for the three months ended March 31, 2003 and 2002 was $1.2 million and $1.7 million respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2004....................................................  $3.2 million
2005....................................................   3.2 million
2006....................................................   3.2 million
2007....................................................   3.0 million
2008....................................................   3.0 million

4.  LONG-TERM DEBT

                                                    March 31, 2003             December 31, 2002
                                               -------------------------   -------------------------
                                                 Amount       Interest       Amount       Interest
                                               Outstanding      Rate       Outstanding      Rate
                                               -----------   -----------   -----------   -----------
                                                                  (In thousands)
$250 million senior notes maturing in 2007...   $250,470           8.150%   $250,493           8.150%
$200 million senior notes maturing in 2009...    184,734           6.625     184,306           6.625
$150 million senior notes maturing in 2017...    125,549           6.900     125,346           6.900
$100 million senior notes maturing in 2005...     97,097           6.750      96,806           6.750
Receivables-backed loan......................     87,300            1.92      53,197           2.280
Industrial development revenue bonds.........     18,000     1.27 - 1.35      18,000     1.65 - 1.90
Capitalized lease obligations and other......         31                          32
                                                --------                    --------
                                                 763,181                     728,180
  Less current portion.......................       (307)                       (307)
                                                --------                    --------
          Total..............................   $762,874                    $727,873
                                                ========                    ========

     Senior Notes -- We had $700 million (face value) of senior notes outstanding at March 31, 2003. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our material real estate interests and a prohibition against granting liens on the stock of our subsidiaries. The indentures also place certain restrictions on our ability to divest assets not in the ordinary course of business. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our consolidated financial statements.

     Receivables-Backed Loan -- Dean Foods Company has entered into a $400 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to a wholly-owned special purpose entity intended to be bankruptcy-remote. The special purpose entity then transfers the receivables to a third-party asset-backed commercial paper conduit sponsored by major financial institutions. The assets and liabilities of this entity are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed loan bears interest at a variable rate based on the commercial paper yield, as defined in the agreement.

     Industrial Development Revenue Bonds -- We have certain industrial development revenue bonds outstanding, one of which requires annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions.

     Other Obligations -- Other obligations include various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

     Letters of Credit -- At March 31, 2003, $44.7 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

5.  COMPREHENSIVE INCOME

     Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $36.3 million for the three-month period ending March 31, 2003. The amount of income tax benefit allocated to each component of other comprehensive income for the three months ended March 31, 2003, is included below.

                                                              Pre-Tax
                                                              Income      Tax      Net
                                                              (Loss)    Benefit   Amount
                                                              -------   -------   ------
                                                                    (In thousands)
Accumulated other comprehensive loss, December 31, 2002.....   $(115)    $ 40     $ (75)
Cumulative translation adjustment arising during period.....    (241)      85      (156)
                                                               -----     ----     -----
Accumulated other comprehensive loss, March 31, 2003........   $(356)    $125     $(231)
                                                               =====     ====     =====

6.  PLANT CLOSING COSTS

     We accrued costs in 2002 pursuant to plans to exit certain activities and operations of businesses in order to rationalize production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisition by Dean Foods Company. Plants in Atkins, Arkansas and Cairo, Georgia in the Specialty Foods segment and a plant in Escondido, California in the Dairy Group were closed. We have also eliminated our administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, shut down two pickle tank yards and relocated production between plants as part of our overall integration and efficiency efforts.

     The principal components of the plans include the following:

     - Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 722 plant and administrative personnel. The costs incurred were charged against our acquisition liabilities for these costs. As of March 31, 2003, 20 employees had not yet been terminated;

     - Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

     Activity with respect to these liabilities for the first quarter of 2003 is summarized below:

                                             Accrued                                Accrued
                                            Charges at                             Charges at
                                           December 31,                            March 31,
                                               2002       Adjustments   Payments      2003
                                           ------------   -----------   --------   ----------
                                                             (In thousands)
Workforce reduction costs................    $ 7,726                    $(3,353)    $ 4,373
Shutdown costs...........................      8,208         $891          (522)      8,577
                                             -------         ----       -------     -------
Total....................................    $15,934         $891       $(3,875)    $12,950
                                             =======         ====       =======     =======

     These liabilities were established on December 31, 2001 in connection with our acquisition by Dean Foods Company. No other significant charges were accrued for transaction related closings.

7.  SHIPPING AND HANDLING FEES

     Our shipping and handling costs are included in both cost of sales and selling and distribution expense depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $94.9 million during the first quarter 2003 and $95.7 million in the first quarter 2002.

8.  COMMITMENTS AND CONTINGENCIES

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

     Guaranty of Dean Foods Company's Obligations Under Its Senior Credit Facility -- Certain of Dean Foods Company's subsidiaries, including us, are required to guarantee Dean Foods Company's indebtedness under its $2.7 billion senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. The senior credit facility provides Dean Foods Company with an $800 million revolving line of credit, a Tranche A $900 million term loan and a Tranche B $1 billion term loan. At March 31, 2003 there were outstanding term loan borrowings of $1.79 billion under this facility, plus $9.7 million that was outstanding under the revolving line of credit. $75 million of letters of credit were issued but undrawn. At March 31, 2003 approximately $715.3 million was available for future borrowings under Dean Foods Company's revolving credit facility. Dean Foods Company is currently in compliance with all of the requirements contained in its credit facility.

     Amounts outstanding under Dean Foods Company's revolving line of credit and Dean Foods Company's Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company's option:

     - a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points, depending on Dean Foods Company's leverage ratio (which is computed as the ratio of indebtedness to EBITDA, as such terms are defined in the credit agreement) or

     - The London Interbank Offering Rate ("LIBOR") divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points, depending on Dean Foods Company's leverage ratio.

     Borrowings under the Tranche B term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company's option:

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

     The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.54% at March 31, 2003. However, Dean Foods Company had interest rate swap agreements in place that hedged $1.48 billion of their borrowings under this facility at March 31, 2003 at an average rate of 4.34%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

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

     - $1.25 million quarterly from March 31, 2002 through December 31, 2002;

     - $2.5 million quarterly from March 31, 2003 through December 31, 2007;

     - A payment of $472.5 million on March 31, 2008; and

     - A final payment of $472.5 million on July 15, 2008.

     No principal payments are due on the $800 million line of credit until maturity on July 15, 2007.

     The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business and (2) upon the occurrence of certain debt and equity issuances when Dean Foods Company's leverage ratio is greater than 3.75 to 1.0. The credit agreement requires that Dean Foods Company prepay 50% of defined excess cash flow for any fiscal year (beginning in 2003) in which their leverage ratio at year end is greater than
3.75 to 1.0. As of March 31, 2003, Dean Foods Company's leverage ratio was 3.4 to 1.0.

     The senior credit facility contains various financial and other restrictive covenants and requires that Dean Foods Company maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to defined EBITDA) and an interest coverage ratio (computed as the ratio of defined EBITDA to interest expense). In addition, this facility requires that Dean Foods Company maintain a minimum level of net worth (as defined by the agreement).

     Dean Foods Company's leverage ratio must be less than or equal to:

Period                                                           Ratio
------                                                        ------------
01-01-03 through 12-31-03...................................  4.00 to 1.00
01-01-04 through 12-31-04...................................  3.75 to 1.00
01-01-05 and thereafter.....................................  3.25 to 1.00

     Dean Foods Company's interest coverage ratio must be greater than or equal to 3.00 to 1.00.

     Dean Foods Company's consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of their consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of March 31, 2003, the minimum net worth requirement was $1.3 billion.

     The facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of Dean Foods Company's domestic assets (including ours and those of our subsidiaries, but excluding the capital stock of our subsidiaries and the real property owned by us and our subsidiaries).

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

9.  BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     Segment Information -- We currently have two reportable segments: Dairy Group and Specialty Foods. Our Dairy Group segment manufactures and distributes milk, ice cream and ice cream novelties, half-and-half and whipping cream, cultured dairy products, fruit juices, other flavored drinks, bottled water, coffee creamers, dips and condensed milk. Specialty Foods processes and sells pickles, relishes and peppers; powdered products such as non-dairy coffee creamers; aseptic sauces and puddings and nutritional beverages.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2002 Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K. We evaluate performance based on operating profit not including non-recurring gains and losses.

     The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

                                                               Three Months Ended
                                                                    March 31,
                                                              ---------------------
                                                                2003         2002
                                                              --------     --------
                                                                 (In thousands)
Net sales to external customers:
     Dairy Group............................................  $756,125     $795,270
     Specialty Foods........................................   162,938      161,215
                                                              --------     --------
     Total..................................................  $919,063     $956,485
                                                              ========     ========
Intersegment sales:
     Dairy Group............................................  $ 19,798     $  4,456
     Specialty Foods........................................     4,294        3,876
                                                              --------     --------
     Total..................................................  $ 24,092     $  8,332
                                                              ========     ========
Operating income:
     Dairy Group............................................  $ 60,897     $ 50,026
     Specialty Foods........................................    23,827       19,887
     Corporate/Other........................................   (12,274)      (9,456)
                                                              --------     --------
     Total..................................................  $ 72,450     $ 60,457
                                                              ========     ========

                                                                   At March 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Assets:
     Dairy Group............................................  $2,135,607   $2,148,834
     Specialty Foods........................................     597,396      608,006
     Corporate/Other........................................      98,537      164,808
                                                              ----------   ----------
     Total..................................................  $2,831,540   $2,921,648
                                                              ==========   ==========

     Substantially all of our business is within the United States.

     Significant Customers -- Our Dairy Group had one customer that represented greater than 10% of its sales in the first quarter of 2003. Approximately 12% of our consolidated sales in the first quarter of 2003 were to that same customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company is the leading processor and distributor of milk and other dairy products in the United States, and a leading manufacturer of specialty foods. Our operations consist of two segments: Dairy Group and Specialty Foods. Our Dairy Group is part of the Dairy Group segment of Dean Foods Company and our Specialty Foods segment comprises the entirety of Dean Foods Company's Specialty Foods segment.

     As permitted by General Instruction H to Form 10-Q, in lieu of providing the information required by Item 7, we are providing only the information required by General Instruction H(2)(a).

RESULTS OF OPERATIONS

     The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

                                                    Three Months Ended March 31,
                                               ---------------------------------------
                                                      2003                 2002
                                               ------------------   ------------------
                                               Dollars    Percent   Dollars    Percent
                                               --------   -------   --------   -------
                                                           (In thousands)
Net sales....................................  $919,063    100.0%   $956,485    100.0%
Cost of sales................................   684,098     74.4     729,445     76.3
                                               --------    -----    --------    -----
Gross profit.................................   234,965     25.6     227,040     23.7
Operating expenses:
Selling and distribution.....................   128,270     14.0     134,009     14.0
General and administrative...................    33,070      3.6      30,907      3.2
Amortization of intangibles..................     1,175      0.1       1,667       .2
                                               --------    -----    --------    -----
          Total operating expenses...........   162,515     17.7     166,583     17.4
                                               --------    -----    --------    -----
Total operating income.......................  $ 72,450      7.9%   $ 60,457      6.3%
                                               ========    =====    ========    =====

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

     Net Sales -- Net sales decreased 3.9% to $919.1 million during the first quarter of 2003 from $956.5 million in 2002.

     Net sales for the Dairy Group decreased 4.9%, or $39.1 million, in the first quarter of 2003 compared to the first quarter of 2002. This decrease is primarily due to the effects of decreased raw milk costs compared to the prior year. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I "mover" and average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2003 compared to the first quarter of 2002:

                                                          Quarter Ended March 31*
                                                        ----------------------------
                                                        2003      2002      % Change
                                                        -----     -----     --------
Class I raw skim milk mover(3)........................  $6.30(1)  $7.14(1)   (11.8%)
Class I butterfat mover(3)............................   1.18(2)   1.41(2)   (16.3%)
Class II raw skim milk minimum(4).....................   7.00(1)   7.70(1)    (9.0%)
Class II butterfat minimum(4).........................   1.16(2)   1.42(2)   (18.3%)

---------------

 * The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all federally regulated locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1) Prices are per hundredweight.

(2) Prices are per pound.

(3) We process Class I raw skim milk and butterfat into fluid milk products.

(4) We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

     Net sales for our Specialty Foods segment increased slightly by approximately 1%, or $1.7 million, during the first quarter of 2003 compared to the first quarter of 2002. This increase was primarily due to an increase in non-dairy coffee creamer and nutritional beverage sales volumes.

     Cost of Sales -- Our cost of sales ratio was 74.4% in the first quarter 2003 compared to 76.3% in the first quarter of 2002. The cost of sales ratio for the Dairy Group decreased to 74.4% in the first quarter of 2003 from 75.9% in the first quarter of 2002 due primarily to lower raw milk costs and also to realized merger synergies. Specialty Foods' cost of sales ratio decreased to 74.7% in the first quarter 2003 from 75.9% in the first quarter of 2002. This decrease was due to synergies resulting from plant rationalizations in 2002, offset by an increase in packaging costs and rising commodity prices.

     Operating Costs and Expenses -- Our operating expense ratio was 17.7% in the first quarter 2003 compared to 17.4% during the first quarter of 2002.

     The operating expense ratio at the Dairy Group was 17.6% in the first quarter of 2003 compared to 17.1% in the first quarter 2002. The increase in the 2003 operating expense ratio was primarily due to the effect of lower raw material prices in 2003. Lower raw material prices generally result in lower sales dollars. Therefore, falling raw milk prices will generally increase the Dairy Group's operating expense ratio and rising raw milk prices will generally reduce the Dairy Group's operating expense ratio.

     The operating expense ratio for Specialty Foods was 10.7% in the first quarter 2003 versus 11.2% in the first quarter 2002, due primarily to the sale of EBI Foods, Ltd., which had higher operating expenses.

     Operating Income -- Operating income during the first quarter of 2003 was $72.5 million, an increase of $12.0 million from the first quarter of 2002 operating income of $60.5 million. Our operating margin in the first quarter of 2003 was 7.9% compared to 6.3% in the first quarter of 2002.

     The Dairy Group's operating margin increased to 8.1% in the first quarter of 2003 from 7.0% in the same period of 2002. This increase is primarily due to the effects of decreased raw milk costs compared to the prior year.

     Specialty Foods' operating margin was 14.6% in the first quarter of 2003 versus 12.9% in the first quarter of 2002. This increase was primarily due to the increase in non-dairy creamer sales (which tend to have higher margins), realization of merger synergies and lower promotional costs for pickle products.

     Other (Income) Expense -- Total other expense was flat in the first quarter of 2003 compared to the first quarter of 2002. Interest expense decreased to $13.6 million in the first quarter of 2003 from $14.1 million in the first quarter of 2002 as a result of lower interest rates and lower average debt levels.

     Income Taxes -- Income tax expense was recorded at an effective rate of 38.4% in the first quarter of 2003 compared to 38.9% in the first quarter of 2002. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

ITEM 4.  CONTROLS AND PROCEDURES

     Based on their evaluations as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13-a and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     (b) Form 8-K's

     None

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DEAN HOLDING COMPANY

                                          /s/ Barry A. Fromberg
                                          --------------------------------------
                                          Barry A. Fromberg
                                          Executive Vice President, Chief
                                          Financial
                                          Officer (Principal Accounting Officer)

Date: May 15, 2003

                                 CERTIFICATION

I, Gregg Engles, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the Company's internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Gregg Engles
                                          --------------------------------------
                                          Gregg Engles
                                          Chief Executive Officer

Date: May 15, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the Company's internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Barry A. Fromberg
                                          --------------------------------------
                                          Barry A. Fromberg
                                          Chief Financial Officer

Date: May 15, 2003

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