Form 10-Q
period 2003-06-30
DEAN HOLDING CO
filed 2003-08-14
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-08262

Dean Holding Company

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2932967 (I.R.S. Employer Identification No.)

2515 McKinney Avenue, Suite 1200

Dallas, Texas 75201
(214) 303-3400
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

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

Part I -- Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
Part II -- Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 Certification of CEO - Section 302
EX-31.2 Certification of CFO - Section 302
EX-32.1 Certification of CEO - Section 906
EX-32.2 Certification of CFO - Section 906

Page

Part I — Financial Information
Item 1 — Financial Statements	3
Item 2 — Managements Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4 — Controls and Procedures	18
Part II — Other Information
Item 6 — Exhibits and Reports on Form 8-K	19

Part I — Financial Information

Item 1.	Financial Statements

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$15,146	$27,831
Accounts receivable, net	238,954	247,432
Inventories	213,296	218,124
Deferred income taxes	86,093	93,018
Prepaid expenses and other current assets	19,404	20,651

Total current assets	572,893	607,056
Property, plant and equipment, net	623,474	615,573
Goodwill	1,425,864	1,425,398
Identifiable intangible and other assets	225,239	227,796

Total	$2,847,470	$2,875,823

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable and accrued expenses	$367,205	$406,798
Income taxes payable	35,673	58,987
Current portion of long-term debt	307	307

Total current liabilities	403,185	466,092
Long-term debt	773,363	727,873
Other long-term liabilities	133,076	147,503
Deferred income taxes	181,570	166,302
Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, 1,000 shares issued and outstanding
Additional paid-in capital	1,356,816	1,356,816
Retained earnings	230,213	149,643
Receivable from parent	(230,346)	(138,331)
Accumulated other comprehensive income	(407)	(75)

Total stockholder’s equity	1,356,276	1,368,053

Total	$2,847,470	$2,875,823

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

			(unaudited)
	(unaudited)
Net sales	$949,438	$994,367	$1,868,501	$1,950,852
Cost of sales	704,661	745,951	1,388,759	1,475,396

Gross profit	244,777	248,416	479,742	475,456
Operating costs and expenses:
Selling and distribution	129,722	132,082	257,992	266,091
General and administrative	29,357	38,240	62,427	69,147
Amortization expense	608	1,351	1,783	3,018
Plant closing and restructuring costs	525		525

Total operating costs and expenses	160,212	171,673	322,727	338,256

Operating income	84,565	76,743	157,015	137,200
Other (income) expense:
Interest expense, net	13,736	14,237	27,306	28,317
Other (income) expense, net	(414)	77	(697)	(808)

Total other (income) expense	13,322	14,314	26,609	27,509

Income before income taxes	71,243	62,429	130,406	109,691
Income taxes	27,135	23,796	49,836	42,201

Net income	$44,108	$38,633	$80,570	$67,490

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net Income	$80,570	$67,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,228	36,682
Loss on disposition of assets	199	10
Deferred income taxes	22,193	(1,485)
Other, net	(429)	(786)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,074	16,023
Inventories	4,883	15,718
Prepaid expenses and other assets	2,078	14,444
Accounts payable and accrued expenses and other liabilities	(52,157)	(56,684)
Income taxes	(23,314)	38,766

Net cash provided by operating activities	78,325	130,178

Cash flows from investing activities:
Net additions to property, plant and equipment	(43,188)	(18,903)
Cash outflows for acquisitions	(637)	(17,156)
Net proceeds from divestitures		2,561
Proceeds from sale of fixed assets	1,889	198

Net cash used in investing activities	(41,936)	(33,300)

Cash flows from financing activities:
Proceeds from issuance of debt	43,672
Repayment of debt		(12,770)
Net transfer to parent	(92,746)	(78,722)

Net cash used in financing activities	(49,074)	(91,492)

Increase (decrease) in cash and cash equivalents	(12,685)	5,386
Cash and cash equivalents, beginning of period	27,831	15,920

Cash and cash equivalents, end of period	$15,146	$21,306

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(unaudited)

1.	General

      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform our 2002 Consolidated Financial Statements to current classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Condensed Consolidated Financial Statements contained in this report should be read in conjunction with our 2002 Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2003.

      This Quarterly Report, including these notes, has been written in accordance with the Securities and Exchange Commission’s “Plain English” guidelines. Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.

      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, which is then allocated among the segments of Dean Foods Company. Dean Foods Company began charging us management fees in the second quarter of 2002. Dean Foods Company charged us management fees of $9.2 million and $9.0 million for the three months ended June 30, 2003 and 2002. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included on our balance sheet as “Receivable from parent.”

      Recently Adopted Accounting Pronouncements — In June 2001, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective for us January 1, 2003. The adoption of this pronouncement did not have a material impact on our Consolidated Financial Statements.

      SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard requires us to reclassify extraordinary losses previously reported from the early extinguishment of debt as a component of “other expense.”

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of this standard changes the timing of the recognition of certain charges associated with exit and disposal activities.

      In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosures of certain guarantees issued. FIN No. 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. We adopted the liability recognition requirements of FIN No. 45 effective January 1, 2003. The adoption of this pronouncement did not have a material effect on our Consolidated Financial Statements.

      In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities (“VIEs”) created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. We currently utilize a special purpose limited liability entity to facilitate our receivable-backed loan. Since its formation, this entity has been consolidated in our financial statements for financial reporting purposes. Therefore, FIN No. 46 will have no impact on our Consolidated Financial Statements.

      Recently Issued Accounting Pronouncements — In April of 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003. We have no derivatives, therefore SFAS No. 149 will have no impact on our Consolidated Financial Statements.

      In May of 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that certain financial instruments which had previously been classified as equity be classified with liabilities. We have no outstanding securities that meet the criteria of SFAS No. 150. Therefore, SFAS No. 150 will have no impact on our Consolidated Financial Statements.

2.	Inventories

	At June 30,	At December 31,
	2003	2002

	(In thousands)
Raw materials and supplies	$71,147	$68,570
Finished goods	142,149	149,554

Total	$213,296	$218,124

      Approximately $63.5 million and $97.3 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at June 30, 2003 and December 31, 2002, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

3.	Intangible Assets

      Changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

		Specialty
	Dairy Group	Foods	Total

	(In thousands)
Balance at December 31, 2002	$1,121,108	$304,290	$1,425,398
Acquisitions	523		523
Purchasing accounting adjustments	(57)		(57)

Balance at June 30, 2003	$1,121,574	$304,290	$1,425,864

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2003 and December 31, 2002 are as follows:

	At June 30, 2003			At December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$187,710	$0	$187,710	$188,010	$0	$188,010
Intangible assets with finite lives:
Customer-related	31,173	(7,645)	23,528	31,173	(5,532)	25,641

Total	$218,883	$(7,645)	$211,238	$219,183	$(5,532)	$213,651

      Amortization expense on intangible assets for the three months ended June 30, 2003 and 2002 was $0.8 million and $0.5 million, and $2.1 million and $1.5 million for the six months ended June 30, 2003 and 2002, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2004	$3.2 million
2005	3.2 million
2006	3.2 million
2007	3.0 million
2008	3.0 million

4.	Long-Term Debt

	At June 30, 2003		At December 31, 2002

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
$250 million senior notes maturing in 2007	$250,448	8.150%	$250,493	8.150%
$200 million senior notes maturing in 2009	185,170	6.625	184,306	6.625
$150 million senior notes maturing in 2017	125,757	6.900	125,346	6.900
$100 million senior notes maturing in 2005	97,394	6.750	96,806	6.750
Receivables-backed loan	97,172	1.810	53,197	2.280
Industrial development revenue bonds	17,700	1.10 – 1.25	18,000	1.65 – 1.90
Capitalized lease obligations and other	29		32

	773,670		728,180
Less current portion	(307)		(307)

Total	$773,363		$727,873

      Senior Notes — We had $700 million (face value) of senior notes outstanding at June 30, 2003. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our material real estate interests and a prohibition against granting liens on the stock of our subsidiaries. The indentures also place certain restrictions on our ability to divest assets not in the ordinary course of business. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our consolidated financial statements.

      Receivables-Backed Loan — Dean Foods Company has entered into a $400 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to a wholly-owned special purpose entity intended to be bankruptcy-remote. The special purpose entity then transfers the receivables to a third-party asset-backed commercial paper conduit sponsored by major financial institutions. The assets and liabilities of this entity are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed loan bears interest at a variable rate based on the commercial paper yield, as defined in the agreement.

      Industrial Development Revenue Bonds — We have certain industrial development revenue bonds outstanding, some of which require nominal annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions.

      Other Obligations — Other obligations include various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

      Letters of Credit — At June 30, 2003, $42.4 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

5.	Comprehensive Income

      Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $43.9 million and $80.2 million for the three-months and six-months periods ending June 30, 2003. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income for the six months ended June 30, 2003, is included below.

	Pre-Tax	Tax
	Income	Benefit	Net
	(Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2002	$(115)	$40	$(75)
Cumulative translation adjustment arising during period	(241)	85	(156)

Accumulated other comprehensive income, March 31, 2003	(356)	125	(231)
Cumulative translation adjustment arising during period	(147)	(29)	(176)

Accumulated other comprehensive income, June 30, 2003	$(503)	$96	$(407)

6.	Plant Closing Costs

      Plant Closing Costs — As part of an overall integration and cost reduction program, during the second quarter of 2003, we recorded charges of $0.5 million related to the organizational realignment of the Midwest region of our Dairy Group. Charges for the second quarter of 2003 restructuring were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which became effective for us in January 2003. Under SFAS 146, the timing of certain costs associated with restructurings are accrued differently than in the past. We expect to incur additional charges related to the Midwest region organizational realignment of approximately $0.6 million primarily for workforce reduction costs. Cash outlays for these additional charges are expected to be completed by June of 2004.

      The principal component of our overall integration and cost reduction program was workforce reductions as a result of a consolidation of administrative functions. The program includes an overall reduction of 37 employees who were primarily regional and plant employees. All except 19 employees had been terminated as of June 30, 2003;

      Activity with respect to plant closing costs during the first half of 2003 is summarized below:

			At
			June 30,
	Charges	Payments	2003

	(In thousands)
Cash charges:
Workforce reduction costs	$525	$(10)	$515

      There have not been significant adjustments to the plan.

      As part of our acquisition by Dean Foods Company, we accrued costs in 2002 pursuant to plans to exit certain activities and operations of businesses in order to rationalize production and reduce costs and inefficiencies. In connection with our acquisition by Dean Foods Company, plants in Atkins, Arkansas and Cairo, Georgia in the Specialty Foods segment and a plant in Escondido, California in the Dairy Group were closed. We have also eliminated our administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, shut down two pickle tank yards and relocated production between plants as part of our overall integration and efficiency efforts.

      The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 721 plant and administrative personnel. The costs incurred were charged against our acquisition liabilities for these costs. As of June 30, 2003, 10 employees had not yet been terminated;

•	Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

      Activity with respect to these liabilities for the first half of 2003 is summarized below:

	At			At
	December 31,			June 30,
	2002	Adjustments	Payments	2003

	(In thousands)
Workforce reduction costs	$7,726		$(4,752)	$2,974
Shutdown costs	8,208	$891	(1,942)	7,157

Total	$15,934	$891	$(6,694)	$10,131

      These liabilities were established on December 31, 2001 in connection with our acquisition by Dean Foods Company. No other significant charges were accrued for transaction-related closings.

7.	Shipping and Handling Fees

      Our shipping and handling costs are included in both cost of sales and selling and distribution expense depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $94.4 million and $189.3 million during the second quarter and first half of 2003 and $93.1 million and $188.8 million in the second quarter and first half of 2002, respectively.

8.	Commitments and Contingencies

      Leases — We lease certain property, plant and equipment used in our operations under operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced.

      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its $2.7 billion senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. The senior credit facility provides Dean Foods Company with an $800 million revolving line of credit, a Tranche A $900 million term loan and a Tranche B $1 billion term loan. At June 30, 2003 there were outstanding term loan borrowings of $1.76 billion under this facility, plus $23.7 million that was outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $109.3 million were issued but undrawn. At June 30, 2003 approximately $667.0 million was available for future borrowings under Dean Foods Company’s revolving credit facility. Dean Foods Company is currently in compliance with all of the requirements contained in its credit facility.

      Amounts outstanding under Dean Foods Company’s revolving line of credit and Dean Foods Company’s Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company’s option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points, depending on Dean Foods Company’s leverage ratio (which is computed as the ratio of indebtedness to EBITDA, as such terms are defined in the credit agreement) or

•	The London Interbank Offering Rate (“LIBOR”) divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points, depending on Dean Foods Company’s leverage ratio (as defined in the credit agreement).

      Borrowings under the Tranche B term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company’s option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 75 to 150 basis points, depending on Dean Foods Company’s leverage ratio, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 200 to 275 basis points, depending on Dean Foods Company’s leverage ratio.

      The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.35% at June 30, 2003. However, Dean Foods Company had interest rate swap agreements in place that hedged $1.43 billion of their borrowings under this facility at an average rate of 4.27%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

      The agreement requires principal payments on the Tranche A term loan as follows:

•	$16.87 million quarterly from March 31, 2002 through December 31, 2002;

•	$33.75 million quarterly from March 31, 2003 through December 31, 2004;

•	$39.38 million quarterly from March 31, 2005 through December 31, 2005;

•	$45.0 million quarterly from March 31, 2006 through December 31, 2006;

•	$56.25 million quarterly from March 31, 2007 through June 30, 2007; and

•	A final payment of $112.5 million on July 15, 2007.

      The agreement requires principal payments on the Tranche B term loan as follows:

•	$1.25 million quarterly from March 31, 2002 through December 31, 2002;

•	$2.5 million quarterly from March 31, 2003 through December 31, 2007;

•	A payment of $472.5 million on March 31, 2008; and

•	A final payment of $472.5 million on July 15, 2008.

      No principal payments are due on the $800 million line of credit until maturity on July 15, 2007.

      The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business and (2) upon the occurrence of certain debt and equity issuances when Dean Foods Company’s leverage ratio is greater than 3.75 to 1.0. The credit agreement requires that Dean Foods Company prepay 50% of defined excess cash flow for any fiscal year (beginning in 2003) in which their leverage ratio at year end is greater than 3.75 to 1.0. As of June 30, 2003, Dean Foods Company’s leverage ratio was 3.3 to 1.0.

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

      Dean Foods Company’s leverage ratio must be less than or equal to:

Period	Ratio

01-01-03 through 12-31-03	4.00 to 1.00
01-01-04 through 12-31-04	3.75 to 1.00
01-01-05 and thereafter	3.25 to 1.00

      Dean Foods Company’s interest coverage ratio must be greater than or equal to 3.00 to 1.00.

      Dean Foods Company’s consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of their consolidated net income for the quarter, plus 75% of the amount by which stockholders’ equity is increased by certain equity issuances. As of June 30, 2003, the minimum net worth requirement was $1.4 billion.

      The facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of Dean Foods Company’s domestic assets (including ours and those of our subsidiaries, but excluding the capital stock of our subsidiaries and the real property owned by us and our subsidiaries).

      The agreement contains standard default triggers including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of Dean Foods Company’s other debt, a change in control and certain other material adverse changes in their business. The agreement does not contain any default triggers based on Dean Foods Company’s debt rating.

      Litigation, Investigations and Audits — We and our subsidiaries are parties, in the ordinary course of business, to certain other claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

9.	Business and Geographic Information and Major Customers

      Segment Data — We currently have two reportable segments: Dairy Group and Specialty Foods. Our Dairy Group segment manufactures and distributes milk, ice cream and ice cream novelties, half-and-half and whipping cream, cultured dairy products, fruit juices, other flavored drinks, bottled water, coffee creamers, dips and condensed milk. Specialty Foods processes and sells pickles, relishes and peppers; powdered products such as non-dairy coffee creamers; aseptic sauces and puddings and nutritional beverages.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Net sales to external customers:
Dairy Group	$773,762	$817,003	$1,529,887	$1,612,274
Specialty Foods	175,676	177,364	338,614	338,578

Total	$949,438	$994,367	$1,868,501	$1,950,852

Operating income:
Dairy Group(1)	$69,041	$67,984	$129,938	$123,970
Specialty Foods	27,018	25,367	50,845	46,154
Corporate/ Other	(11,494)	(16,608)	(23,768)	(32,924)

Total	$84,565	$76,743	$157,015	$137,200

	At June 30,

	2003	2002

Assets:
Dairy Group	$2,156,034	$2,149,037
Specialty Foods	597,810	598,163
Corporate/ Other	93,626	208,763

Total	$2,847,470	$2,955,963

(1)	Operating income includes plant closing and restructuring costs of $0.5 million in the second quarter and first six months of 2003.

      Substantially all of our business is within the United States.

      Significant Customers — Our Dairy Group had one customer that represented greater than 10% of its sales in the half of 2003. Approximately 11% of our consolidated sales in the first half of 2003 were to that same customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company is the leading processor and distributor of milk and other dairy products in the United States, and a leading manufacturer of specialty foods. Our operations consist of two segments: Dairy Group and Specialty Foods. Our Dairy Group is part of the Dairy Group segment of Dean Foods Company and our Specialty Foods segment comprises the entirety of Dean Foods Company’s Specialty Foods segment.

      As permitted by General Instruction H to Form 10-Q, in lieu of providing the information required by Item 2, we are providing only the information required by General Instruction H(2)(a).

Results of Operations

      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

					(In thousands)
	(In thousands)
Net sales	$949,438	100.0%	$994,367	100.0%	$1,868,501	100.0%	$1,950,852	100.0%
Cost of sales	704,661	74.2	745,951	75.0	1,388,759	74.3	1,475,396	75.6

Gross profit	244,777	25.8	248,416	25.0	479,742	25.7	475,456	24.4
Operating costs and expenses:
Selling and distribution	129,722	13.7	132,082	13.3	257,992	13.8	266,091	13.6
General and administrative	29,357	3.0	38,240	3.9	62,427	3.4	69,147	3.6
Amortization expense	608	0.1	1,351	.1	1,783	0.1	3,018	.2
Plant closing and restructuring costs	525	0.1			525

Total operating costs and expenses	160,212	16.9	171,673	17.3	322,727	17.3	338,256	17.4

Total operating income	$84,565	8.9%	$76,743	7.7%	$157,015	8.4%	$137,200	7.0%

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

      Net Sales — Consolidated net sales decreased 4.5% to $949.4 million during the second quarter of 2003 from $994.4 million in the second quarter of 2002.

      Net sales for the Dairy Group decreased 5.3%, or $43.2 million, in the second quarter of 2003 compared to the second quarter of 2002. This decrease is primarily due to the effects of decreased raw milk costs compared to the prior year. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2003 compared to the second quarter of 2002:

	Quarter Ended June 30*

	2003		2002		% Change

Class I raw skim milk mover(3)	$5.92	(1)	$6.99	(1)	(15.3)%
Class I butterfat mover(3)	1.14	(2)	1.29	(2)	(11.6)%
Class II raw skim milk minimum(4)	6.62	(1)	7.55	(1)	(12.3)%
Class II butterfat minimum(4)	1.16	(2)	1.19	(2)	(2.5)%

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all federally regulated locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

      Net sales for our Specialty Foods segment decreased slightly by approximately 1%, or $1.7 million, during the second quarter of 2003 compared to the second quarter of 2002. This decrease was primarily due to the sale of EBI Foods, Ltd. in October 2002 and softness in pickle volumes offset by an increase in non-dairy coffee creamer and nutritional beverage sales volumes.

      Cost of Sales — Our consolidated cost of sales ratio was 74.2% in the second quarter of 2003 compared to 75.0% in the second quarter of 2002. The cost of sales ratio for the Dairy Group decreased to 74.2% in the second quarter of 2003 from 75.2% in the second quarter of 2002 due primarily to lower raw milk costs and realized merger synergies. Specialty Foods’ cost of sales ratio increased slightly to 74.4% in the second quarter of 2003 from 74.0% in the second quarter of 2002. This increase was primarily due to an increase in packaging costs and rising commodity prices.

      Operating Costs and Expenses — Our consolidated operating expense ratio was 16.9% in the second quarter of 2003 compared to 17.3% during the second quarter of 2002.

      The operating expense ratio at the Dairy Group was 16.9% in the second quarter of 2003 compared to 16.4% in the second quarter of 2002. The increase in the 2003 operating expense ratio was primarily due to the effect of lower raw material prices in 2003. Lower raw material prices generally result in lower sales dollars. Therefore, falling raw milk prices will generally increase the Dairy Group’s operating expense ratio and rising raw milk prices will generally reduce the Dairy Group’s operating expense ratio.

      The operating expense ratio for Specialty Foods was 10.2% in the second quarter 2003 versus 11.8% in the second quarter 2002, primarily due to lower incentive compensation expense and the sale of EBI Foods, Ltd., which had higher operating expenses.

      Operating Income — Consolidated operating income during the second quarter of 2003 was $84.6 million, an increase of $7.9 million from the second quarter of 2002 operating income of $76.7 million. Our consolidated operating margin in the second quarter of 2003 was 8.9% compared to 7.7% in the second quarter of 2002.

      The Dairy Group’s operating margin increased to 8.9% in the second quarter of 2003 from 8.3% in the same period of 2002. This increase is primarily due to the effects of decreased raw milk costs compared to the prior year.

      Specialty Foods’ operating margin was 15.4% in the second quarter of 2003 versus 14.3% in the second quarter of 2002. This increase was primarily due to the increase in non-dairy creamer and nutritional beverage sales and lower promotional costs for pickle products.

      Other (Income) Expense — Total other expense decreased by $1.0 million in the in the second quarter of 2003 compared to the second quarter of 2002. Interest expense decreased to $13.7 million in the second quarter of 2003 from $14.2 million in the second quarter of 2002 as a result of lower interest rates.

      Income Taxes — Income tax expense was consistent in the second quarter of 2003 compared to the second quarter of 2002 at 38.1%. Our tax rate varies as the mix of earnings contributed by our various business units changes and as tax savings initiatives are adopted.

First Six Months of 2003 Compared to First Six Months of 2002

      Net Sales — Consolidated net sales decreased 4.2% to $1.87 billion during the first six months of 2003 from $1.95 billion in the first six months of 2002.

      Net sales for the Dairy Group decreased 5.1% or $82.4 million in the first six months of 2003 compared to the first six months of 2002. This decrease is primarily due to the effects of decreased raw milk costs compared to the prior year. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2003 compared to the first six months of 2002:

	Six Months Ended June 30*

	2003		2002		% Change

Class I raw skim milk mover(3)	$6.11	(1)	$7.07	(1)	(13.6)%
Class I butterfat mover(3)	1.16	(2)	1.35	(2)	(14.1)%
Class II raw skim milk minimum(4)	6.81	(1)	7.62	(1)	(10.6)%
Class II butterfat minimum(4)	1.16	(2)	1.30	(2)	(10.8)%

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all federally regulated locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

      Net sales for Specialty Foods were consistent in the first six months of 2003 compared to the same period in the prior year at $339 million. Sales increases in non-dairy coffee creamers and nutritional beverages were offset by lower sales in pickles and bulk powder, and by the decrease in sales resulting from the divestiture of EBI Foods, Ltd., in October 2002.

      Cost of Sales — Our consolidated cost of sales ratio was 74.3% for the first six months of 2003 compared to 75.6% in the first six months of 2002. The cost of sales ratio for the Dairy Group decreased to 74.3% in the first six months of 2003 from 75.6% in the first six months of 2002 due primarily to lower raw milk costs. Specialty Foods’ cost of sales ratio decreased slightly to 74.6% in the first six months of 2003 from 74.9% in the first six months of 2002. This decrease was due to synergies resulting from plant rationalization in 2002, partly offset by an increase in packaging costs and rising commodity prices.

      Operating Costs and Expenses — Our consolidated operating expense ratio was consistent in the first six months of 2003 at 17.3% compared to 17.4% in the first six months of 2002.

      The operating expense ratio in the Dairy Group was 17.2% in the first six months of 2003 compared to 16.7% in the first six months of 2002. The increase in the 2003 operating expense ratio was primarily due to the effect of lower raw material prices in 2003. Lower raw material prices generally result in lower sales dollars. Therefore, lower raw milk prices will generally increase the Dairy Group’s operating expense ratio and higher raw milk prices will generally reduce the Dairy Group’s operating expense ratio.

      The operating expense ratio for Specialty Foods was 10.4% in the first six months of 2003 versus 11.5% in the first six months of 2002 primarily due to lower incentive compensation expense and the sale of EBI Foods, Ltd., which had higher operating expenses.

      Operating Income — Consolidated operating income during the first six months of 2003 was $157.0 million, an increase of $19.8 million from the first six months of 2002 operating income of $137.2 million. Our consolidated operating margin in the first six months of 2003 was 8.4% compared to

7.0% in the first six months of 2002. Corporate expenses decreased $5.6 million in the first six months of 2003 to $23.8 million from $29.4 million in the first six months of 2002.

      The Dairy Group’s operating margin increased to 8.5% in the first six months of 2003 from 7.7% in the same period of 2002. This increase is primarily due to the effects of decreased raw milk costs compared to the prior year, along with realized merger synergies.

      Specialty Foods’ operating margin was 15.0% in the first six months of 2003 versus 13.6% in the first six months of 2002. This increase was primarily due to the increase in non-dairy coffee creamers and nutritional beverage sales, coupled with lower promotional costs for pickle products and synergies gained from 2002 plant closings.

      Other (Income) Expense — Total other expenses decreased by $0.9 million in the first six months of 2003 compared to the first six months of 2002. Interest expense decreased to $27.3 million in the first six months of 2003 from $28.3 million in the first six months of 2002 as a result of lower interest rates.

      Income Taxes — Income tax expense was recorded at an effective rate of 38.2% for the first six months of 2003 compared to 38.5% in the first six months of 2002. Our tax rate varies as the mix of earnings contributed by our various business units changes and the savings initiatives are adopted.

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

Part II — Other Information

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Form 8-K’s

      None

SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN HOLDING COMPANY

/s/ Barry A. Fromberg

Barry A. Fromberg
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date: August 13, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002