Form 10-Q
period 2003-09-30
DEAN HOLDING CO
filed 2003-11-14
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2003

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

Page

Part I — Financial Information
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4 — Controls and Procedures	18
Part II — Other Information
Item 1 — Legal Proceedings	20
Item 6 — Exhibits and Reports on Form 8-K	20

Part I — Financial Information

Item 1.	Financial Statements

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,844	$27,831
Accounts receivable, net	253,081	247,432
Inventories	258,087	218,124
Deferred income taxes	75,789	93,018
Prepaid expenses and other current assets	19,092	20,651

Total current assets	616,893	607,056
Property, plant and equipment, net	627,697	615,573
Goodwill	1,426,272	1,425,398
Identifiable intangible and other assets	220,505	227,796

Total	$2,891,367	$2,875,823

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable and accrued expenses	$393,610	$406,798
Income taxes payable	35,577	58,987
Current portion of long-term debt	310	307

Total current liabilities	429,497	466,092
Long-term debt	725,554	727,873
Other long-term liabilities	120,091	147,503
Deferred income taxes	216,193	166,302
Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, 1,000 shares issued and outstanding
Additional paid-in capital	1,356,816	1,356,816
Retained earnings	271,249	149,643
Receivable from parent	(227,362)	(138,331)
Accumulated other comprehensive income	(671)	(75)

Total stockholder’s equity	1,400,032	1,368,053

Total	$2,891,367	$2,875,823

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(unaudited)
Net sales	$979,867	$959,970	$2,848,368	$2,910,822
Cost of sales	738,050	717,071	2,126,809	2,192,467

Gross profit	241,817	242,899	721,559	718,355
Operating costs and expenses:
Selling and distribution	128,683	127,952	386,675	394,043
General and administrative	34,887	34,478	97,314	103,625
Amortization expense	628	1,555	2,411	4,573
Plant closing and restructuring costs	462		987

Total operating costs and expenses	164,660	163,985	487,387	502,241

Operating income	77,157	78,914	234,172	216,114
Other (income) expense:
Interest expense, net	13,934	13,915	41,240	42,232
Other (income) expense, net	(481)	195	(1,178)	(613)

Total other (income) expense	13,453	14,110	40,062	41,619

Income before income taxes	63,704	64,804	194,110	174,495
Income taxes	22,668	24,248	72,504	66,449

Net income	$41,036	$40,556	$121,606	$108,046

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30

	2003	2002

	(unaudited)
Cash Flows From Operating Activities
Net Income	$121,606	$108,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,860	53,399
Gain on disposition of assets	(145)
Deferred income taxes	67,120	11,910
Other, net	(618)	1,816
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,053)	34,083
Inventories	(39,906)	(13,648)
Prepaid expenses and other assets	3,876	20,915
Accounts payable, accrued expenses and other liabilities	(35,847)	(77,484)
Income taxes	(23,410)	47,666

Net cash provided by operating activities	141,483	186,703

Cash Flows From Investing Activities
Net additions to property, plant and equipment	(63,580)	(40,122)
Cash outflows for acquisitions	(1,187)	(17,156)
Net proceeds from divestitures		2,561
Proceeds from sale of fixed assets	2,444	1,397

Net cash used in investing activities	(62,323)	(53,320)

Cash Flows From Financing Activities
Repayment of debt	(5,071)	(42,758)
Net transfer to parent	(91,076)	(81,967)

Net cash used in financing activities	(96,147)	(124,725)

Increase (decrease) in cash and cash equivalents	(16,987)	8,658
Cash and cash equivalents, beginning of period	27,831	15,920

Cash and cash equivalents, end of period	$10,844	$24,578

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

1.     General

      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform our 2002 Consolidated Financial Statements to current classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2002 Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2003.

      This Quarterly Report, including these Notes, has been written in accordance with the Securities and Exchange Commission’s “Plain English” guidelines. Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.

      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, which is then allocated among the segments of Dean Foods Company. Dean Foods Company began charging us management fees in the second quarter of 2002. Dean Foods Company charged us management fees of $9.3 million and $8.0 million for the three months ended September 30, 2003 and 2002 and $27.8 million and $16.4 million for the first nine months of 2003 and 2002. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Receivable from Parent” on our balance sheet.

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

      In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies,” relating to the accounting for and disclosures of certain guarantees issued and indemnification obligations incurred. FIN No. 45 requires disclosure of certain guarantees and indemnification obligations. It also requires liability recognition for the fair value of certain guarantees and indemnification obligations made or incurred after December 31, 2002. We adopted the requirements of FIN No. 45 effective January 1, 2003. See Note 8 for disclosures required by FIN No. 45. The adoption of this pronouncement did not have a material effect on our Consolidated Financial Statements.

      In May of 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement, which became effective for us on July 1, 2003, requires that certain financial instruments which had previously been classified as equity be classified with liabilities. We have no outstanding securities that meet the criteria of SFAS No. 150. Therefore, SFAS No. 150 had no impact on our Consolidated Financial Statements.

      Recently Issued Accounting Pronouncements — In April of 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003. We have no derivatives, therefore SFAS No. 149 had no impact on our Consolidated Financial Statements.

      In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The FIN, which will become effective for us on December 31, 2003, applies to variable interest entities (“VIEs”) created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. We currently utilize a special purpose limited liability entity to facilitate our receivable-backed loan. Since its formation, this entity has been consolidated in our financial statements for financial reporting purposes. Therefore, FIN No. 46 will have no impact on our Consolidated Financial Statements.

2.     Inventories

	At September 30,	At December 31,
	2003	2002

	(In thousands)
Raw materials and supplies	$81,426	$68,570
Finished goods	176,661	149,554

Total	$258,087	$218,124

      Approximately $119.6 million and $97.3 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at September 30, 2003 and December 31, 2002, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

3.       Intangible Assets

      Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

		Specialty
	Dairy Group	Foods	Total

		(In thousands)
Balance at December 31, 2002	$1,121,108	$304,290	$1,425,398
Acquisitions	1,061		1,061
Purchasing accounting adjustments	(187)		(187)

Balance at September 30, 2003	$1,121,982	$304,290	$1,426,272

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2003 and December 31, 2002 are as follows:

	At September 30, 2003			At December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$187,710	$0	$187,710	$188,010	$0	$188,010
Intangible assets with finite lives:
Customer-related	28,455	(5,721)	22,734	31,173	(5,532)	25,641

Total	$216,165	$(5,721)	$210,444	$219,183	$(5,532)	$213,651

      Amortization expense on intangible assets for the three months ended September 30, 2003 and 2002 was $0.8 million and $2.1 million, and $2.9 million and $4.0 million for the nine months ended September 30, 2003 and 2002, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2004	$3.2 million
2005	3.2 million
2006	3.2 million
2007	3.0 million
2008	3.0 million

4.     Long-Term Debt

	At September 30, 2003		At December 31, 2002

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
$250 million senior notes maturing in 2007	$250,425	8.150%	$250,493	8.150%
$200 million senior notes maturing in 2009	185,615	6.625	184,306	6.625
$150 million senior notes maturing in 2017	125,968	6.900	125,346	6.900
$100 million senior notes maturing in 2005	97,698	6.750	96,806	6.750
Receivables-backed loan	48,423	2.300	53,197	2.280
Industrial development revenue bonds	17,700	1.15-1.30	18,000	1.65-1.90
Capitalized lease obligations and other	35		32

	725,864		728,180
Less current portion	(310)		(307)

Total	$725,554		$727,873

      Senior Notes — We had $700 million (face value) of senior notes outstanding at September 30, 2003. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our material real estate interests and a prohibition against granting liens on the stock of our subsidiaries. The indentures also place certain restrictions on our ability to divest assets not in the ordinary course of business. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our consolidated financial statements.

      Receivables-Backed Loan — Dean Foods Company has entered into a $400 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to a wholly-owned special purpose entity intended to be bankruptcy-remote. The special purpose entity then transfers the receivables to a third party asset-backed commercial paper conduit sponsored by major financial institutions. The assets and liabilities of this entity are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed loan bears interest at a variable rate based on the commercial paper yield, as defined in the agreement.

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

      Capitalized Lease and Other Obligations — Capitalized lease and other obligations include various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

      Letters of Credit — At September 30, 2003, $41.6 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

5.     Comprehensive Income

      Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $40.8 million and $121.0 million for the three months and nine months ending September 30, 2003.

		Tax
	Pre-Tax	Benefit	Net
	(Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2002	$(115)	$40	$(75)
Cumulative translation adjustment arising during period	(556)	(40)	(596)

Accumulated other comprehensive income, September 30, 2003	$(671)	$0	$(671)

6.     Plant Closing Costs

      Plant Closing Costs — As part of an overall rationalization and cost reduction program, during the first nine months of 2003, we recorded charges of $1.0 million related to the following:

•	Organizational realignment of the Midwest region of our Dairy Group;

•	Closing of a Dairy Group ice cream operation and maintenance facility in Ohio.

      These charges were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. Under SFAS No. 146, the timing of certain costs associated with restructurings are accrued differently than in the past. We expect to incur additional charges of approximately $0.4 million primarily for workforce reduction costs. Cash outlays for these additional charges are expected to be completed by June of 2004.

      The principal component of our overall rationalization and cost reduction program was workforce reductions as a result of a consolidation of administrative functions.

	Nine Months Ended
	September 30, 2003
			At September 30,
	Charges	Payments	2003

	(In thousands)
Cash charges:
Workforce reduction costs	$985	$(279)	$706
Shutdown costs	2	(2)	0

Total	$987	$(281)	$706

      There have not been significant adjustments to the plans.

      Transaction-related closing costs — As part of our acquisition by Dean Foods Company, we accrued costs in 2002 pursuant to plans to exit certain activities and operations of businesses in order to rationalize production and reduce costs and inefficiencies. In connection with our acquisition by Dean Foods Company, plants in Atkins, Arkansas and Cairo, Georgia in the Specialty Foods segment and a plant in Escondido, California in the Dairy Group were closed. We also eliminated our administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, shut down two pickle tank yards and relocated production between plants as part of our overall integration and efficiency efforts.

      The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.

      Activity with respect to these liabilities for the first nine months of 2003 is summarized below:

		Nine Months Ended
	At	September 30, 2003		At
	December 31,			September 30,
	2002	Adjustments	Payments	2003

	(In thousands)
Workforce reduction costs	$7,726		$(5,386)	$2,340
Shutdown costs	8,208	$891	(3,334)	5,765

Total	$15,934	$891	$(8,720)	$8,105

      These liabilities were established on December 31, 2001 in connection with our acquisition by Dean Foods Company. No other significant charges were accrued for transaction-related closings.

7.     Shipping and Handling Fees

      Our shipping and handling costs are included in both cost of sales and selling and distribution expense depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $96.9 million and $286.2 million during the third quarter and first nine months of 2003 and $92.4 million and $281.2 million in the third quarter and first nine months of 2002, respectively.

8.     Commitments and Contingencies

      Leases — We lease certain property, plant and equipment used in our operations under operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. The senior credit facility provides for a $1 billion revolving line of credit, a Tranche A $1 billion term loan and a Tranche B $750 million term loan. At September 30, 2003 there were outstanding term loan borrowings of $1.71 billion under this facility, and $43 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $123 million were issued under the revolving line of credit but undrawn. At September 30, 2003 approximately $834 million was available for future borrowings under Dean Foods Company’s revolving credit facility.

      Amounts outstanding under Dean Foods Company’s revolving line of credit and Dean Foods Company’s Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company’s option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 0 to 75 basis points, depending on Dean Foods Company’s leverage ratio (which is computed as the ratio of indebtedness to EBITDA, as such terms are defined in the credit agreement) or

•	The London Interbank Offering Rate (“LIBOR”) divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 125 to 200 basis points, depending on Dean Foods Company’s leverage ratio (as defined in the credit agreement).

      Borrowings under the Tranche B term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company’s option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin of 75 basis points, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin of 200 basis points.

      As of September 30, 2003, Dean Foods Company had interest rate swap agreements in place that hedged $1.43 billion of their borrowings under this facility at an average rate of 4.27%, plus the applicable interest rate margin.

      Principal payments are required on the Tranche A term loan as follows:

•	$37.5 million quarterly beginning on September 30, 2003 through December 31, 2004;

•	$43.75 million quarterly on March 31, 2005 through December 31, 2005;

•	$50.0 million quarterly on March 31, 2006 through December 31, 2006;

•	$62.5 million quarterly on March 31, 2007 and June 30, 2007; and

•	A final payment of $275.0 million on July 15, 2007.

      Principal payments are required on the Tranche B term loan as follows:

•	$1.875 million quarterly beginning on September 30, 2003 through December 31, 2007;

•	$358.1 million on each of March 31, 2008 and July 15, 2008.

No principal payments are due on the $1 billion line of credit until maturity on July 15, 2007.

      The credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions not in the ordinary course of business.

      The senior credit facility contains various financial and other restrictive covenants and requires that Dean Foods Company maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to defined EBITDA) and an interest coverage ratio (computed as the ratio of defined EBITDA to interest expense). In addition, this facility requires that Dean Foods Company maintain a minimum level of net worth (as defined by the credit agreement).

      Dean Foods Company’s leverage ratio must be less than or equal to 3.75 to 1. As of September 30, 2003, Dean Foods Company’s leverage ratio was 3.17 to 1. Dean Foods Company’s interest coverage ratio must be greater than or equal to 3 to 1. As of September 30, 2003 Dean Foods Company’s interest coverage ratio was 4.92 to 1.

      Dean Foods Company’s consolidated net worth must be greater than or equal to $1.75 billion, as increased each quarter (beginning with the quarter ended September 30, 2003) by an amount equal to

50% of its consolidated net income for the quarter, plus 50% of the amount by which stockholders’ equity is increased by certain equity issuances. As of September 30, 2003, the minimum net worth requirement was $1.81 billion, and Dean Foods Company’s actual net worth (as defined in the credit agreement) was $2.38 billion.

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

      Litigation, Investigations and Audits — We and our subsidiaries are parties from time to time to certain other claims, litigation, audits and investigations. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

9.     Business and Geographic Information and Major Customers

      Segment Data — We currently have two reportable segments: Dairy Group and Specialty Foods. Our Dairy Group segment manufactures and distributes branded and private label milk, ice cream and ice cream novelties, half-and-half and whipping cream, cultured dairy products, fruit juices, other flavored drinks, bottled water, coffee creamers, dips and condensed milk. Specialty Foods processes and sells pickles, relishes and peppers; powdered products such as non-dairy coffee creamers; aseptic sauces and puddings and nutritional beverages.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2002 Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K. We evaluate performance based on operating profit not including non-recurring gains and losses, plant closing costs or foreign exchange gains and losses.

      The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands)
Net sales to external customers:
Dairy Group	$814,119	$795,867	$2,344,006	$2,408,141
Specialty Foods	165,748	164,103	504,362	502,681

Total	$979,867	$959,970	$2,848,368	$2,910,822

Operating income:
Dairy Group(1)	$61,838	$65,591	$191,776	$189,561
Specialty Foods	26,827	28,321	77,672	74,475
Corporate/Other	(11,508)	(14,998)	(35,276)	(47,922)

Total	$77,157	$78,914	$234,172	$216,114

	At September 30

	2003	2002

	(In thousands)
Assets:
Dairy Group	$2,167,993	$2,156,573
Specialty Foods	643,620	645,946
Corporate/Other	79,754	192,456

Total	$2,891,367	$2,994,975

(1)	Operating income includes plant closing and restructuring costs of $0.5 million in the third quarter and $1.0 million in the first nine months of 2003.

      Substantially all of our business is within the United States.

      Significant Customers — Our Dairy Group had one customer that represented greater than 10% of its sales in the first nine months of 2003. Approximately 11% of our consolidated sales in the first nine months of 2003 were to that same customer.

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

Results of Operations

      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30

	2003		2002		2003		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)				(Dollars in thousands)
Net sales	$979,867	100.0%	$959,970	100.0%	$2,848,368	100.0%	$2,910,822	100.0%
Cost of sales	738,050	75.3	717,071	74.7	2,126,809	74.7	2,192,467	75.3

Gross profit	241,817	24.7	242,899	25.3	721,559	25.3	718,355	24.7
Operating costs and expenses:
Selling and distribution	128,683	13.1	127,952	13.3	386,675	13.6	394,043	13.5
General and administrative	34,887	3.6	34,478	3.6	97,314	3.4	103,625	3.6
Amortization expense	628	0.1	1,555	0.2	2,411	0.1	4,573	0.2
Plant closing and restructuring costs	462				987

Total operating costs and expenses	164,660	16.8	163,985	17.1	487,387	17.1	502,241	17.3

Total operating income	$77,157	7.9%	$78,914	8.2%	$234,172	8.2%	$216,114	7.4%

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

      Net Sales — Consolidated net sales increased 2.1% to $979.9 million during the third quarter of 2003 from $960.0 million in the third quarter of 2002.

      Net sales for the Dairy Group increased 2.3%, or $18.2 million, in the third quarter of 2003 compared to the third quarter of 2002. This increase is primarily due to the effects of increased raw milk costs compared to the third quarter of the prior year and the shifting of sales to certain of our locations from certain Legacy Suiza Foods locations as part of the overall plant rationalization by Dean Foods Company, partly offset by a 0.6% decrease in fluid milk volumes. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2003 compared to the third quarter of 2002:

	Quarter Ended September 30*

	2003		2002		% Change

Class I raw skim milk mover(3)	$7.50	(1)	$6.88	(1)	9.0%
Class I butterfat mover(3)	1.21	(2)	1.11	(2)	9.0%
Class II raw skim milk minimum(4)	6.65	(1)	7.58	(1)	(12.3)%
Class II butterfat minimum(4)	1.23	(2)	1.07	(2)	15.0%

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all federally regulated locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

      Net sales for our Specialty Foods segment increased slightly by approximately 1.0%, or $1.6 million, during the third quarter of 2003 compared to the third quarter of 2002. This increase was primarily due to an increase in non-dairy coffee creamer and nutritional beverage sales volumes, partly offset by the sale of EBI Foods, Ltd. in October 2002.

      Cost of Sales — Our consolidated cost of sales ratio was 75.3% in the third quarter of 2003 compared to 74.7% in the third quarter of 2002. The cost of sales ratio for the Dairy Group increased to 75.6% in the third quarter of 2003 from 75.3% in the third quarter of 2002 due primarily to higher raw milk costs and the shifting of certain lower margin business to our facilities from certain Legacy Suiza Foods locations as part of the overall plant rationalization plan by Dean Foods Company. Specialty Foods’ cost of sales ratio increased to 74.0% in the third quarter of 2003 from 71.7% in the third quarter of 2002. This increase was primarily due to rising commodity prices and increased costs associated with the relocation of certain production lines.

      Operating Costs and Expenses — Our consolidated operating expense ratio was 16.8% in the third quarter of 2003 compared to 17.1% during the third quarter of 2002.

      The operating expense ratio at the Dairy Group was 16.8% in the third quarter of 2003 compared to 16.4% in the third quarter of 2002. The increase in the 2003 operating expense ratio was primarily due to higher general and administrative and distribution expenses as a result of the way costs are allocated from Dean Foods Company.

      The operating expense ratio for Specialty Foods was 9.9% in the third quarter 2003 versus 11.0% in the third quarter 2002, primarily due to lower commissions expense and the sale of EBI Foods, Ltd., which had higher operating expenses.

      Operating Income — Consolidated operating income during the third quarter of 2003 was $77.2 million, a decrease of $1.7 million from the third quarter of 2002 operating income of $78.9 million. Our consolidated operating margin in the third quarter of 2003 was 7.9% compared to 8.2% in the third quarter of 2002.

      The Dairy Group’s operating margin decreased to 7.6% in the third quarter of 2003 from 8.2% in the same period of 2002. This decrease is primarily due to the effects of increased raw milk costs compared to the prior year and the shifting of certain lower margin business from certain Legacy Suiza Foods locations to our facilities as part of the overall plant rationalization plan by Dean Foods Company.

      Specialty Foods’ operating margin was 16.2% in the third quarter of 2003 versus 17.3% in the third quarter of 2002. This decrease was primarily due to rising commodity prices and increased costs associated with the relocation of certain production lines.

      Other (Income) Expense — Total other expense decreased by $0.7 million in the third quarter of 2003 compared to the third quarter of 2002. Interest expense was flat as the effect of lower debt levels offset higher interest rates while other income was $0.7 million better due to a gain on the sale of facilities in the Southwest region of our Dairy Group.

      Income Taxes — Income tax expense was recorded at an effective rate of 35.6% in the third quarter of 2003 compared to 37.4% in the third quarter of 2002. Our tax rate varies as the mix of earnings contributed by our various business units changes and as tax savings initiatives are adopted.

First Nine Months of 2003 Compared to First Nine Months of 2002

      Net Sales — Consolidated net sales decreased 2.1% to $2.85 billion during the first nine months of 2003 from $2.91 billion in the first nine months of 2002.

      Net sales for the Dairy Group decreased 2.7% or $64.1 million in the first nine months of 2003 compared to the first nine months of 2002. This decrease is primarily due to the effects of decreased raw milk costs compared to the prior year and the effects of a 0.8% decrease in fluid milk volumes. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2003 compared to the first nine months of 2002:

	Nine Months Ended
	September 30*

	2003		2002		% Change

Class I raw skim milk mover(3)	$6.57	(1)	$7.00	(1)	(6.1)%
Class I butterfat mover(3)	1.18	(2)	1.27	(2)	(7.1)%
Class II raw skim milk minimum(4)	6.76	(1)	7.61	(1)	(11.2)%
Class II butterfat minimum(4)	1.19	(2)	1.22	(2)	(2.5)%

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all federally regulated locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

      Net sales for Specialty Foods increased slightly by approximately 0.3% or $1.7 million in the first nine months of 2003 compared to the same period in the prior year. Sales increases in non-dairy coffee creamers and nutritional beverages were offset by lower sales in pickles and by the decrease in sales resulting from the divestiture of EBI Foods, Ltd., in October 2002.

      Cost of Sales — Our consolidated cost of sales ratio was 74.7% for the first nine months of 2003 compared to 75.3% in the first nine months of 2002. The cost of sales ratio for the Dairy Group decreased to 74.7% in the first nine months of 2003 from 75.5% in the first nine months of 2002 due primarily to lower raw milk costs. Specialty Foods’ cost of sales ratio increased slightly to 74.4% in the first nine months of 2003 from 73.9% in the first nine months of 2002. This increase was primarily due to rising commodity prices.

      Operating Costs and Expenses — Our consolidated operating expense ratio was 17.1% in the first nine months of 2003 compared to 17.3% in the first nine months of 2002.

      The operating expense ratio in the Dairy Group was 17.1% in the first nine months of 2003 compared to 16.6% in the first nine months of 2002. The increase in the 2003 operating expense ratio was primarily due to the effect of lower raw material prices in 2003. Lower raw material prices generally result in lower sales dollars. Therefore, lower raw milk prices will generally increase the Dairy Group’s operating expense ratio and higher raw milk prices will generally reduce the Dairy Group’s operating expense ratio.

      The operating expense ratio for Specialty Foods was 10.2% in the first nine months of 2003 versus 11.3% in the first nine months of 2002 primarily due to lower commissions expense and the sale of EBI Foods, Ltd., which had higher operating expenses.

      Operating Income — Consolidated operating income during the first nine months of 2003 was $234.2 million, an increase of $18.1 million from the first nine months of 2002 operating income of $216.1 million. Our consolidated operating margin in the first nine months of 2003 was 8.2% compared to 7.4% in the first nine months of 2002. Corporate expenses decreased $12.6 million in the first nine months of 2003 to $35.3 million from $47.9 million in the first nine months of 2002 primarily as result of realized merger synergies and lower insurance expense based on current claims experience.

      The Dairy Group’s operating margin increased to 8.2% in the first nine months of 2003 from 7.9% in the same period of 2002. This increase is primarily due to the effects of decreased raw milk costs compared to the prior year, along with realized merger synergies.

      Specialty Foods’ operating margin was 15.4% in the first nine months of 2003 versus 14.8% in the first nine months of 2002. This increase was primarily due to the sale of EBI Foods, Ltd., which had higher operating expenses.

      Other (Income) Expense — Total other expenses decreased by $1.6 million in the first nine months of 2003 compared to the first nine months of 2002. Interest expense decreased to $41.2 million in the first nine months of 2003 from $42.2 million in the first nine months of 2002 as a result of lower interest rates and debt. Other income was $0.6 million better due to a gain on the sale of facilities in the Southwest region of our Dairy Group.

      Income Taxes — Income tax expense was recorded at an effective rate of 37.4% for the first nine months of 2003 compared to 38.1% in the first nine months of 2002. Our tax rate varies as the mix of earnings contributed by our various business units changes and the savings initiatives are adopted.

Item 4.	Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

      We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

      Attached as exhibits to this quarterly report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

      Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles.

Limitations on the Effectiveness of Controls

      We do not expect that our Disclosure Controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

      Our evaluations of our Disclosure Controls include reviews of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our SEC filings. In the course of our controls evaluations, we seek to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, are undertaken. Many of the components of our Disclosure Controls are evaluated on an ongoing basis by Dean Foods Company’s Audit Services department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Conclusions

      Based upon our most recent controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared.

Part II — Other Information

Item 1.     Legal Proceedings

      On November 4, 2003, Dean Foods Company received a notice (a so-called “Wells Notice”) from the Securities and Exchange Commission (the “SEC”) indicating that the SEC is considering bringing a civil injunctive action against the company. The notice cites the SEC’s belief that Dean Foods Company aided and abetted The Fleming Companies in the improper acceleration of revenue recognition by providing Fleming with correspondence that allowed Fleming to characterize two payments totaling $2.7 million made by Dean Foods Company to Fleming as current income rather than deferred revenue to be recognized over future periods. Two officers of Dean Foods Company’s Dairy Group subsidiary received similar notices. Dean Foods Company properly expensed the two payments made to Fleming during the quarters in which they were paid, and the Wells Notice contains no allegations regarding Dean Foods Company’s financial statements. Dean Foods Company has the opportunity to respond in writing to the Wells Notice before the SEC makes a formal decision regarding what action, if any, should be taken. Dean Foods Company intends to cooperate fully with the SEC in its investigation and does not expect this matter to have a material adverse impact on the company.

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
(Principal Accounting Officer)

November 14, 2003

EXHIBIT INDEX

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