Form 10-K
period 2003-12-31
DEAN HOLDING CO
filed 2004-03-30
CIK 27500

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-08262

Dean Holding Company

(Exact name of Registrant as specified in its charter)

Delaware	75-2932967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2515 McKinney Avenue

Suite 1200
Dallas, Texas 75201
(214) 303-3400
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐         No ☑

     The registrant meets the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format permitted by General Instruction I(2).

PART I

Item 1.	Business

      Explanatory Note: As permitted by General Instruction I(2)(d) to Form 10-K, in lieu of the information required by Item 1 of Form 10-K, we are providing only the information required by General Instruction I(2)(d). For more information, this report should be read in conjunction with the 2003 Annual Report on Form 10-K of our parent, Dean Foods Company, as filed with the Securities and Exchange Commission on March 15, 2004.

General

      We are a wholly-owned subsidiary of Dean Foods Company (formerly known as Suiza Foods Corporation), a leading food and beverage company. Our Dairy Group segment is part of the larger Dairy Group segment of Dean Foods Company and our Specialty Foods Group segment comprises the entirety of Dean Foods Company’s Specialty Foods Group segment.

Segments

Dairy Group

      Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label “dairy case” products to retailers, distributors, foodservice outlets, schools and governmental entities across the United States.

      Our Dairy Group’s sales totaled approximately $3.19 billion in 2003, or approximately 82% of our consolidated 2003 sales. The following charts graphically depict our Dairy Group’s 2003 sales by product and by channel, and indicate the percentage of private label versus branded sales.

(1)	Includes, among other things, regular milk, flavored milks, buttermilk, half-and-half, whipping cream, dairy coffee creamers and ice cream mix.

(2)	Includes ice cream and ice cream novelties.

(3)	Includes yogurt, cottage cheese, sour cream and dairy-based dips.

(4)	Includes fruit juice, fruit-flavored drinks and water.

(5)	Includes, among other things, non-dairy coffee creamers, condensed milk and non-dairy dips.

(6)	Such as restaurants and hotels.

      Products not sold under customer brands are sold under the Dairy Group’s local and regional proprietary or licensed brands, including the following:

Northeast Region(1)	Southeast Region(1)	Midwest Region(1)	Southwest Region(1)

Chug®	Barber’s®	Chug®	Adohr Farms®
Dean’s®	Chug®	Dean’s®	Alta Dena®
Fairmont®	Dean’s®	Land O’Lakes®	BerkeleyFarmsTM
Meadowbrook®	Mayfield®	(licensed brand)	Chug®
Reiter®	McArthur®	Liberty®	CreamlandTM
Swiss®	PurityTM	Maplehurst®	Dean’s®
	TG Lee®	Reiter®	Gandy’s®
		Verifine®	Price’sTM
SwissTM

(1)	Dean Foods Company’s Dairy Group segment operates in a generally decentralized manner organized by geographic region. Our Dairy Group operations are disbursed among Dean Foods Company’s Dairy Group regions.

      Our Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by Dean Foods Company’s Dairy Group corporate sales department. Most of our Dairy Group’s customers purchase products from us either by purchase order or pursuant to contracts that are generally terminable at will by the customer. The Dairy Group’s sales are slightly seasonal, with sales tending to be higher in the third and fourth quarters.

      Our Dairy Group currently operates 35 manufacturing plants in 17 states. For more information about plants in our Dairy Group, see “— Item 2. Properties.”

      Due to the perishable nature of the its products, our Dairy Group delivers the majority of its products from its plants or distribution branches directly to its customers’ stores in refrigerated trucks that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. Our Dairy Group has one of the most extensive refrigerated DSD systems in the United States, with delivery routes spanning virtually the entire country.

      The primary raw material used in our Dairy Group is raw milk. We purchase our raw milk primarily from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. Other raw materials used by the Dairy Group, such as juice concentrates and sweeteners, in addition to packaging supplies, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our Dairy Group’s raw materials and packaging supplies are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply and demand.

      The Dairy Group generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials and packaging supplies.

      The dairy industry is a mature industry which has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by some grocery retailers and declining demand for fluid milk products. Since 1990, the dairy industry has experienced significant consolidation led in part by Dean Foods Company. Consolidation has tended to lower costs and raise efficiency. However, consumption of traditional fluid dairy products has continued to decline. According to the United States Department of Agriculture, per capita consumption of fluid milk and cream has decreased by over 10% from 1990 to the end of 2002, and total consumption has remained relatively flat over the same period due to population increases. Therefore, sales growth across the industry generally remains modest, profit margins generally remain low and excess manufacturing capacity continues to exist. Many processors, including us, are now placing an increased emphasis on product differentiation and branding, as well as reducing costs, in an effort to increase consumption, sales and margins.

      The dairy industry is highly competitive. Our Dairy Group has several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service and quality, while competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

      For more financial information about our Dairy Group’s recent operations, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our Consolidated Financial Statements.

Specialty Foods Group

      Our Specialty Foods Group is one of the nation’s leading pickle processors, and the largest manufacturer and seller of powdered non-dairy coffee creamers in the United States. The Specialty Foods Group also manufactures and sells a variety of specialty foods, such as powdered ingredients, aseptic sauces and nutritional beverages. The Specialty Foods Group’s sales totaled $684.2 million in 2003, or approximately 18% of our consolidated 2003 sales. The following charts graphically depict the Specialty Foods Group’s 2003 sales by product category and channel, and indicate the percentage of private label versus branded sales:

(1)	Approximately 67% of the Specialty Foods Group’s pickle, relish and pepper products are sold under customer brands, with the remaining 33% sold under our proprietary brands including Atkins®, Cates®, Heifetz®, Nalley’s®, SteinfeldTM, Farmans--Registered Trademark--, Paramount--Registered Trademark--, Peter Piper--Registered Trademark--, Roddenberry--Registered Trademark-- and Schwartz--Registered Trademark--. Branded products are sold to retailers and private label products are sold to retailers, foodservice customers and in bulk to other food processors.

(2)	In addition to powdered coffee creamers, the Specialty Foods Group also sells shortening powders and other high-fat powder formulas used in baking, beverage mixes, gravies and sauces, and premium and low-fat powdered products. In 2003, all of the Specialty Foods Group’s powdered products were sold under customer brands to retailers, distributors and in bulk to other food companies for use as ingredients in their products.

(3)	Aseptic products are sterilized using a process which allows storage for prolonged periods without refrigeration. Our Specialty Foods Group manufactures aseptic cheese sauces, puddings and nutritional beverages. Our cheese sauces and puddings are sold primarily under private labels to distributors. Aseptic nutritional beverages (which are in the meal supplement, weight loss/gain and sports categories) are sold entirely under private labels to retailers and distributors.

(4)	Includes shrimp, seafood, tarter, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southern United States. These products are sold under the Bennett’s--Registered Trademark-- and Hoffman House--Registered Trademark-- brand names.

(5)	Includes mass merchandisers, club stores, convenience stores, and grocery stores.

      The Specialty Foods Group’s products are delivered to customers’ stores and warehouses primarily by common carrier. The Specialty Foods Group sells its products through its internal sales force and through independent brokers. Most of the Specialty Foods Group’s customers purchase products from the Specialty Foods Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer. Sales of the Specialty Foods Group’s pickle products are generally higher in the second and fourth quarters and sales of its powdered products are generally higher in the fourth quarter.

      Our Specialty Foods Group uses a wide variety of raw materials. The main raw material used by the Specialty Foods Group is cucumbers. The Specialty Foods Group purchases cucumbers under seasonal grower contracts with a variety of growers. We supply seeds and advise growers regarding planting techniques. We also monitor and arrange for the control of insects, direct the harvest and, for some crops, provide automated harvesting services. Other raw materials used by the Specialty Foods Group, such as corn syrup, soy bean oil and casein, in addition to packaging materials, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of the Specialty Foods Group’s raw materials and packaging supplies are purchased under long-term contracts in order to guarantee supply and to obtain lower costs. The prices of the Specialty Foods Group’s raw material increase and decrease based on supply and demand.

      The Specialty Foods Group produces its products in 11 plants located across the United States. For more information about the Specialty Foods Group’s manufacturing plants, see “— Item 2. Properties.”

      The Specialty Foods Group has several competitors in each of its product markets. For most of Specialty Foods Group’s products, competition to obtain shelf-space with retailers is based on the expected or historical sales performance of the product compared to its competitors. In rare cases, the Specialty Foods Group pays fees to retailers to obtain shelf-space for a particular company-branded product. Competition for consumer sales is based on brand recognition, price, taste preferences and quality. The Specialty Foods Group also competes with other food and nutritional products for consumer sales.

      For more information about our Specialty Foods Group segment, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our Consolidated Financial Statements.

Developments Since January 1, 2003

Acquisitions

      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We intend to shift the manufacturing of substantially all of Ross Swiss Dairies’ product needs into our southern California plants in 2004. We paid approximately $20 million for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under Dean Foods Company’s receivables-backed facility.

      On December 24, 2003, our Specialty Foods Group acquired the “Cremora®” branded non-dairy powdered coffee creamer business from Eagle Family Foods. Prior to the acquisition, we had been producing Cremora creamers for Eagle Family Foods pursuant to a co-packing arrangement, which generated approximately $8.9 million of net sales for us in 2003. The Cremora brand had sales of approximately $15.8 million for the 12 months ended June 30, 2003. We purchased the Cremora business for a purchase price of approximately $12.6 million, all of which was funded using borrowings under Dean Foods Company’s senior credit facility.

Rationalization Activities

      As part of Dean Foods Company’s overall integration and cost reduction strategy, we closed or announced the closure of two facilities in 2003 and reduced (or intend to reduce) our workforce accordingly. We also restructured certain administrative functions of our Dairy Group.

5.1

      We incurred expenses of approximately $5.9 million during 2003 related to these plant closings and reorganization. These charges included the following costs:

•	Workforce reduction costs, which were charged against our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated;

•	Shutdown costs, including those costs necessary to prepare the plant facilities for re-sale or closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities no longer used in operations. The impairments related primarily to owned building, land and equipment at the facilities that were written down to their estimated fair value and sold or marketed for sale.

See Note 16 to our Consolidated Financial Statements.

Employees

      As of December 31, 2003 we had the following employees:

	Number of	% of
	Employees	Total

Dairy Group	9,234	83.1%
Specialty Foods Group	1,880	16.9

	11,114	100.0%

Where You Can Get More Information

      Our fiscal year ends on December 31. We file annual, quarterly and current reports with the Securities and Exchange Commission. In addition, Dean Foods Company, our sole shareholder, also files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.

      You may read and copy any reports, statements or other information that we or Dean Foods Company file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

      We file our reports with the Securities and Exchange Commission electronically via the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”). The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Securities and Exchange Commission via EDGAR. The address of this Internet site is http://www.sec.gov.

      We also make available free of charge through Dean Food Company’s website at www.deanfoods.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

      Our Code of Ethics, which is applicable to all employees and directors of Dean Foods Company and its subsidiaries, is available on Dean Foods Company’s corporate website at www.deanfoods.com. Any waivers that may be granted to our executive officers or directors under the Code of Ethics, and any amendments to our Code of Ethics, will be posted on our corporate website. If you would like hard copies of any of these documents, or any of our filings with the Securities and Exchange Commission, write or call us at:

Dean Foods Company 2515 McKinney Avenue, Suite 1200 Dallas, Texas 75201 (214) 303-3400 Attention: Investor Relations

Item 2.	Properties

      Explanatory Note: As permitted by General Instruction I to Form 10-K, in lieu of the information required by Item 2 of Form 10-K, we are providing only the information required by General Instruction I.

      Our Dairy Group currently conducts its manufacturing operations from the following plants, most of which are owned:

	Number
Geographic Region	of Plants	Locations of Plants

Northeast	5	• Akron, Ohio
		• Belleville, Pennsylvania
		• Erie, Pennsylvania
		• Lebanon, Pennsylvania
		• Sharpsville, Pennsylvania
Southeast	9	• Birmingham, Alabama(2)
		• Miami, Florida
		• Orlando, Florida
		• Orange City, Florida
		• Braselton, Georgia
		• Louisville, Kentucky
		• Athens, Tennessee
		• Nashville, Tennessee
Midwest	12	• Belvidere, Illinois
		• Chemung, Illinois
		• Huntley, Illinois
		• Rockford, Illinois
		• Rochester, Indiana
		• Evart, Michigan
		• Thief River Falls, Minnesota
		• Woodbury, Minnesota
		• Bismark, North Dakota
		• Springfield, Ohio
		• Sioux Falls, South Dakota
		• Sheboygan, Wisconsin
Southwest	9	• Buena Park, California(2)
		• City of Industry, California
		• Hayward, California
		• San Leandro, California
		• Albuquerque, New Mexico(2)
		• El Paso, Texas
		• Lubbock, Texas

      Each of the Dairy Group’s manufacturing plants also serves as a distribution facility. In addition, our Dairy Group has numerous distribution branches across the country, some of which are owned, but most of which are leased. The Dairy Group’s headquarters are located in Dallas, Texas in leased premises.

      Our Specialty Foods Group segment currently conducts its manufacturing operations from plants in the following locations, all but one of which are owned:

•	La Junta, Colorado
•	New Hampton, Iowa
•	Chicago, Illinois
•	Dixon, Illinois
•	Pecatonica, Illinois
•	Plymouth, Indiana
•	Benton Harbor, Michigan
•	Wayland, Michigan
•	Faison, North Carolina
•	Portland, Oregon
•	Green Bay, Wisconsin

      Our Specialty Foods Group’s headquarters are located at its plant in Green Bay, Wisconsin.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Explanatory Note: As permitted by General Instruction I(2)(a) to Form 10-K, in lieu of the information required by Item 7, we are providing only the information required by General Instruction I(2)(a).

Results of Operations

      The table set forth below presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Year Ended
	December 31

	2003		2002

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$3,877,038	100.0%	$3,855,506	100.0%
Cost of sales	2,913,553	75.1	2,895,647	75.1

Gross profit	963,485	24.9	959,859	24.9
Operating costs and expenses:
Selling and distribution	515,626	13.3	525,466	13.7
General and administrative	130,399	3.4	131,918	3.4
Amortization of intangibles	3,040	.1	5,367	.1
Plant closing and rationalization costs	5,919	.1

Total operating costs and expenses	654,984	16.9	662,751	17.2

Total operating income	$308,501	8.0%	$297,108	7.7%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 — Consolidated Results

      Net Sales — Consolidated net sales increased slightly to $3.88 billion in 2003 from $3.86 billion in 2002. Net sales by segment are shown in the table below.

	Net Sales

	2003	2002	Increase	% Increase

	(Dollars in thousands)
Dairy Group	$3,192,831	$3,181,902	$10,929	0.3%
Specialty Foods Group	684,207	673,604	10,603	1.6

Total	$3,877,038	$3,855,506	$21,532	0.6%

      The change in net sales was due to the following:

	Change in Net Sales 2003 vs. 2002

		Pricing, Volume
		and Product	Total
	Divestitures	Mix Changes	Increase

	(In thousands)
Dairy Group		$10,929	$10,929
Specialty Foods Group	$(13,668)	24,271	10,603

Total	$(13,668)	$35,200	$21,532

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities; and the cost of shipping products to customers through third-party carriers. Our cost of sales ratio was 75.1% in 2003 and 2002. Increased raw material costs affected all of our segments in 2003 but were generally offset by increased sales prices or reduced promotional spending, which is recorded as a reduction of revenue.

      Operating Costs and Expenses — Our operating expense ratio was 16.9% in 2003 compared to 17.2% during 2002. Our operating expense ratio decreased due to lower expenses at our former corporate headquarters and the Specialty Foods Group offset by increased costs at the Dairy Group. Corporate expenses were down significantly as our former corporate headquarters in Franklin Park, IL was closed in 2002 resulting in general and administrative and amortization savings of $17.2 million. This was partially offset by an increase in the management fee charged to us by Dean Foods Company in 2003. The 2003 management fee was $12.7 million higher than the 2002 management fee.

      Operating Income — Operating income during 2003 was $308.5 million, an increase of $11.4 million from 2002 operating income of $297.1 million. Our operating margin in 2003 was 8% compared to 7.7% in 2002.

      Other (Income) Expense — Total other expense decreased by $2.3 million in 2003 compared to 2002. Interest expense decreased to $55.2 million in 2003 from $56.3 million in 2002. This decrease was the result of lower interest rates and lower average debt balances in 2003.

      Income Taxes — We are included in Dean Foods Company’s consolidated tax return. Income tax expense, as if we were filing a separate tax return, was recorded at an effective rate of 37% in 2003 compared to 38% in 2002. Our tax rate varies as the mix of earnings contributed by our various business units changes and as tax savings initiatives are adopted.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 — Results by Segment

Dairy Group —

	2003		2002

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$3,192,831	100.0%	$3,181,902	100.0%
Cost of sales	2,400,360	75.2	2,392,624	75.2

Gross profit	792,471	24.8	789,278	24.8
Operating costs and expenses	539,389	16.9	533,958	16.8

Total operating income	$253,082	7.9%	$255,320	8.0%

      The Dairy Group’s net sales increased by approximately $10.9 million or 0.3% in 2003 versus 2002. The change in sales from 2002 to 2003 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2002 Net sales	$3,181.9
Volume	(22.3)	(0.7)%
Pricing and product mix	33.2	1.0

2003 Net sales	$3,192.8	0.3%

      Volume change for all products declined 0.7% in 2003 compared to 2002. Equivalent gallons of fluid dairy products (including milk, cream and ice cream mix, which represented 71% of the Dairy Group’s 2003 sales) sold were flat in 2003 when compared to 2002. Ice cream and ice cream novelties volumes (which represented 15% of the Dairy Group’s 2003 sales) declined by 5.3% in 2003 compared to 2002, primarily because we sell our ice cream under private labels and local brands, and we lost sales during the year to nationally branded products which were promoted more aggressively than our products. “Other” volumes decreased approximately 14% in 2003 primarily due to the loss of the butter volumes of a customer of our southern California plants.

      In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in sales due to price and product mix shown in the above table primarily results from higher raw milk costs in 2003 than in 2002. These price increases due to increases in the cost of raw milk were offset somewhat by price concessions that were granted in some markets in 2003 due to the competitive environment. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for 2003 compared to 2002:

	Year Ended December 31*

	2003		2002		% Change

Class I raw skim milk mover(3)	$7.47	(1)	$7.01	(1)	7%
Class I butterfat mover(3)	1.19	(2)	1.21	(2)	(2)
Class II raw skim milk minimum(4)	6.74	(1)	7.62	(1)	(12)
Class II butterfat minimum(4)	1.22	(2)	1.20	(2)	2

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream

      The Dairy Group’s cost of sales ratio remained flat in 2003. Prices of raw milk were significantly lower in the first 8 months of 2003 than in 2002. Increased raw milk prices in the last 4 months of the year did not adversely affect the cost of sales for the full year.

      The increase in the operating expense ratio at the Dairy Group was primarily due to plant closing costs recorded in 2003. In 2002 all of our plant closings were as a result of our acquisition by Dean Foods Company and were accrued for under purchase accounting. In 2003, we recorded plant closing costs of $5.9 million as a component of operating income.

      The Dairy Group’s operating margin declined slightly due to the effects of higher plant closing costs in 2003.

Specialty Foods Group —

	Year Ended December 31

	2003		2002

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$684,207	100.0%	$673,604	100.0%
Cost of sales	513,188	75.0	498,085	73.9

Gross profit	171,019	25.0	175,519	26.1
Operating costs and expenses	67,963	9.9	76,645	11.4

Total operating income	$103,056	15.1%	$98,874	14.7%

      The Specialty Foods Group’s net sales increased by $10.6 million or 1.6%, in 2003 versus 2002. The change in net sales from 2002 to 2003 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2002 Net sales	$673.6
Divestitures	(13.7)	(2.0)%
Volume	15.9	2.4
Pricing and product mix	8.4	1.2

2003 Net sales	$684.2	1.6%

      The Specialty Foods Group sold EBI Foods, Ltd in October 2002. See Note 2 to our Consolidated Financial Statements. Net of the effects of this divestiture, the Specialty Foods Group’s pickle volumes declined 1.6% in 2003 compared to 2002 due to the bankruptcy of a large customer, and to the overall effects of economic difficulties in the foodservice sector as a whole. Approximately 28% of the Specialty Foods Group’s sales were to foodservice customers in 2003. This decrease was more than offset by a 12.8% increase in unit volumes of powdered coffee creamers as a result of new business and a 15.2% increase in unit volumes of nutritional beverages due to increased demand.

      Pricing was up in all categories primarily due to increased raw material costs that were passed on to customers in the form of higher selling prices. Also, promotional spending that is recorded as a reduction of revenue was down by $15.3 million in 2003 compared to 2002.

      The Specialty Foods Group’s cost of sales ratio increased in 2003 as a result of higher raw material prices, especially glass, and increases in natural gas prices. The Specialty Foods Group uses a significant amount of natural gas in its operations.

      The operating expense ratio for Specialty Foods Group declined in 2003 compared to 2002 primarily due to the sale of EBI Foods, Ltd. in October 2002, which had higher operating expenses, and to lower bonus expense. Bonus expenses were $1.3 million less in 2003 as a result of our actual performance compared to bonus targets.

Item 8.	Consolidated Financial Statements

      Our Consolidated Financial Statements are included in this report on the following pages.

Page

Independent Auditors’ Report	F-1
Report of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Income for the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001	F-6
Notes to Consolidated Financial Statements:
1. Summary of Significant Accounting Policies	F-7
2. Acquisition by Dean Foods Company	F-12
3. Acquisitions	F-15
4. Discontinued Operations	F-16
5. Gain on Sale of Note	F-16
6. Inventories	F-16
7. Property, Plant and Equipment	F-17
8. Intangible Assets	F-17
9. Accounts Payable and Accrued Expenses	F-19
10. Income Taxes	F-19
11. Long-Term Debt	F-21
12. Stockholders’ Equity	F-22
13. Other Comprehensive Income	F-23
14 Employee Retirement and Profit Sharing Plans	F-24
15. Postretirement Benefits Other Than Pensions	F-27
16. Plant Closing and Rationalization Costs	F-29
17. Supplemental Cash Flow Information	F-31
18. Commitments and Contingencies	F-32
19. Fair Value of Financial Instruments	F-34
20. Segment and Geographic Information and Major Customers	F-34
21. Quarterly Results of Operations (Unaudited)	F-36
22. Subsequent Events	F-37

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Dean Holding Company
Dallas, Texas

      We have audited the accompanying consolidated balance sheets of Dean Holding Company and subsidiaries (the “Company”) (formerly known as Dean Foods Company) as of December 31, 2003 and 2002 (reflecting the new basis of accounting as a result of the purchase business combination discussed in Note 2). We have also audited the consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and their results of operations and their cash flows of the Company for the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 11, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholder of Dean Holding Company

      In our opinion, the consolidated statements of income, stockholders’ equity and cash flows for the fiscal year ended May 27, 2001 present fairly, in all material respects, the financial position, results of operations and cash flows of Dean Holding Company and its subsidiaries (formerly Dean Foods Company, the “Predecessor Company”) for the fiscal year ended May 27, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Dean Holding Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

June 26, 2001, except as to Notes 2 and 4, which

  are as of December 21, 2001
Chicago, Illinois

DEAN HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

	Successor

	December 31

	2003	2002
ASSETS

	(Dollars in thousands
	except share data)
Current assets:
Cash and cash equivalents	$23,963	$27,831
Receivables, net of allowance for doubtful accounts of $12,017 and $8,872	269,792	247,432
Inventories	234,311	218,124
Deferred income taxes	71,946	93,018
Prepaid expenses and other current assets	16,047	20,651

Total current assets	616,059	607,056
Property, plant and equipment	638,267	615,573
Goodwill	1,421,711	1,425,398
Identifiable intangible and other assets	230,570	227,796

Total	$2,906,607	$2,875,823

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$345,806	$367,884
Income taxes payable	37,475	58,987
Current portion of long-term debt	3,509	307

Total current liabilities	386,790	427,178
Long-term debt	794,062	727,873
Other long-term liabilities	174,044	186,417
Deferred income taxes	212,889	166,302
Commitments and contingencies (Note 18)
Stockholder’s equity:
Common stock, 1,000 shares issued and outstanding at December 31, 2003 and 2002 with a par value of $0.01 per share
Additional paid-in capital	1,369,392	1,356,816
Retained earnings	310,529	149,643
Receivable from parent	(330,651)	(138,331)
Accumulated other comprehensive loss	(10,448)	(75)

Total stockholder’s equity	1,338,822	1,368,053

Total	$2,906,607	$2,875,823

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Successor		Predecessor

	Year Ended		Period from
	December 31		May 28, 2001 to	Fiscal Year
			December 31,	Ended May 27,
	2003	2002	2001	2001

	(Dollars in thousands)		(Dollars in thousands)
Net sales	$3,877,038	$3,855,506	$2,470,818	$3,982,669
Cost of sales	2,913,553	2,895,647	1,930,185	3,074,635

Gross profit	963,485	959,859	540,633	908,034
Operating costs and expenses:
Selling and distribution	515,626	525,466	311,403	563,272
General and administrative	130,399	131,918	105,904	135,300
Amortization of intangibles	3,040	5,367	12,983	22,774
Plant closing and rationalization costs	5,919		366
Transaction costs			29,981	22,151

Total operating costs and expenses	654,984	662,751	460,637	743,497

Operating income	308,501	297,108	79,996	164,537
Other (income) expense:
Interest expense, net	55,183	56,287	38,417	70,655
Gain on the sale of note				(10,000)
Other (income) expense, net	(1,909)	(727)	5,078	(6,668)

Total other expense	53,274	55,560	43,495	53,987

Income from continuing operations before income taxes	255,227	241,548	36,501	110,550
Income taxes	94,341	91,905	13,727	42,009

Income from continuing operations	160,886	149,643	22,774	68,541
Income from discontinued operations, net of tax			13,141	6,111

Net income	$160,886	$149,643	$35,915	$74,652

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
									Other
	Common Stock		Common Stock			Additional		Receivable	Comprehensive		Total
						Paid-In	Retained	from	Income	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount		Capital	Earnings	Parent	(Loss)	Stock	Equity	Income

	(In thousands)
Predecessor:
Balance, May 29, 2000	35,485	$42,365		$		$65,172	$803,096	$	$(361)	$(252,587)	$657,685
Issuance of common stock	46	46				1,494					1,540
Exercise of stock options	105	105				3,191					3,296
Issuance of treasury stock	4					(82)				82
Net income							74,652				74,652	$74,652
Cash dividend declared $.90 per share							(32,028)				(32,028)
Other						745				(745)
Other comprehensive income (Note 13):
Cumulative translation adjustment									(529)		(529)	(529)

Comprehensive income												$74,123

Balance, May 27, 2001	35,640	42,516				70,520	845,720		(890)	(253,250)	704,616
Exercise of stock options	401	401				17,470					17,871
Net income							35,915				35,915	$35,915
Cash dividend declared $.45 per share							(16,164)				(16,164)
Other comprehensive income (Note 13):
Cumulative translation adjustment									(138)		(138)	(138)

Comprehensive income												$35,777

Predecessor balance, December 31, 2001	36,041	42,917				87,990	865,471		(1,028)	(253,250)	742,100
Successor:
Net consideration paid for acquisition			1			1,640,387					1,640,387
Receivable from parent activity								(29,000)			(29,000)
Purchase accounting adjustments and reclassifications	(36,041)	(42,917)				(87,990)	(865,471)		1,028	253,250	(742,100)
Dividend of National Refrigerated Products to parent						(408,252)					(408,252)
Contribution of Dean SoCal from parent						94,220					94,220

Balance, December 31, 2001	0	0	1		0	1,326,355	0	(29,000)	0	0	1,297,355
Net income							149,643				149,643	$149,643
Receivable from parent activity								(109,331)			(109,331)
Reclassification of stock option liability						30,461					30,461
Other comprehensive income (Note 13):
Cumulative translation adjustment									(75)		(75)	(75)

Comprehensive income												$149,568

Balance, December 31, 2002	0	0	1		0	1,356,816	149,643	(138,331)	(75)	0	1,368,053
Net income							160,886				160,886	$160,886
Additional investment from parent						12,576					12,576
Receivable from parent activity								(192,320)			(192,320)
Other comprehensive income (Note 13):
Cumulative translation adjustment									(1,468)		(1,468)	(1,468)
Minimum pension liability adjustment									(8,905)		(8,905)	(8,905)

Comprehensive income												$150,513

Balance, December 31, 2003	0	$0	1		$0	$1,369,392	$310,529	$(330,651)	$(10,448)	$0	$1,338,822

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor

			Period from
	Year Ended December 31		May 28, 2001	Fiscal Year
			to December 31,	Ended May 27,
	2003	2002	2001	2001

	(In thousands)		(In thousands)
Cash flows from operating activities:
Net income from continuing operations	$160,886	$149,643	$22,774	$68,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,996	67,798	64,635	118,709
(Gain) loss on disposition of assets	120		6,383	(3,848)
Deferred income taxes	66,783	62,079	(8,648)	29,984
Other	(3,113)	1,155	(54)	6,455
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(22,764)	38,946	46,112	(15,692)
Inventories	(13,354)	7,670	(23,232)	(26,574)
Prepaid expenses and other assets	26,895	21,305	11,373	1,608
Accounts payable and accrued expenses	(51,190)	(94,546)	(80,415)	38,156
Income taxes payable	(21,512)	14,160	17,585	(2,840)

Net cash provided by operating activities	215,747	268,210	56,513	214,499

Cash flows from investing activities:
Additions to property, plant and equipment	(95,122)	(74,619)	(48,269)	(105,978)
Proceeds from the sale of fixed assets	3,335	1,727	2,742	7,445
Capitalized information systems costs			(2,765)	(4,100)
Cash outflows for acquisitions and investments	(13,763)	(17,156)	(1,816)	(171,182)
Net proceeds from divestitures		29,962

Net cash used in investing activities	(105,550)	(60,086)	(50,108)	(273,815)

Cash flows from financing activities:
Proceeds from issuance of debt	71,979		4,678	245,818
Repayment of debt	(6,300)	(86,552)	(52,216)	(273,666)
Borrowing under revolving credit agreement, net			40,000	209,000
Issuance of common stock, net of expenses			17,871	4,554
Cash dividends paid			(24,367)	(31,701)
Additional investment from parent	12,576
Distribution to parent	(192,320)	(109,661)	(29,000)

Net cash provided by (used in) financing activities	(114,065)	(196,213)	(43,034)	154,005

Net cash provided by (used in) discontinued operations			27,564	(96,317)

Increase (decrease) in cash and cash equivalents	(3,868)	11,911	(9,065)	(1,628)
Cash and cash equivalents, beginning of period	27,831	15,920	24,985	26,613

Cash and cash equivalents, end of period	$23,963	$27,831	$15,920	$24,985

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002 and the Period From May 28, 2001 to December 31, 2001,
and the Fiscal Year Ended May 27, 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Our Business — We are a wholly-owned subsidiary of Dean Foods Company (formerly known as Suiza Foods Corporation), a leading food and beverage company. Our Dairy Group segment is part of the larger Dairy Group segment of Dean Foods Company and our Specialty Foods Group segment comprises the entirety of Dean Foods Company’s Specialty Foods Group segment.

      Change in Fiscal Year — Effective December 31, 2001, we changed our fiscal year end to December 31, rather than on the last Sunday in May.

      Basis of Presentation — Our Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

      We have chosen December 31, 2001 as a “date of convenience” for recording the effects of our acquisition by Dean Foods Company. See Note 2. Accordingly, for financial statement purposes, we have treated the merger as if it occurred on December 31, 2001 rather than December 21, 2001.

      Our financial statements for all periods prior to December 31, 2001 have been prepared using our historical basis of accounting and are indicated in our consolidated financial statements as “Predecessor.”

      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, which is then allocated among the segments of Dean Foods Company. Dean Foods Company began charging us management fees in the second quarter of 2002. Dean Foods Company charged us management fees of $37 million and $24.3 million for the years ended December 31, 2003 and 2002. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Receivable from Parent” on our balance sheet.

      Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”)requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.

      Cash Equivalents — We consider temporary cash investments with a remaining maturity of three months or less to be cash equivalents.

      Inventories — Inventories are stated at the lower of cost or market. Dairy and certain specialty products inventories are valued on the first-in, first-out (“FIFO”) method, while our pickle inventories are valued on the last-in, first-out (“LIFO”) method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.

      Property, Plant and Equipment — Property, plant and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Also included in property, plant and equipment are certain direct costs related to the implementation of computer

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software for internal use. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful Life

Buildings and improvements	7 to 40 years
Machinery and equipment	3 to 20 years

      Predecessor depreciation and amortization were provided using the straight-line method over the estimated useful lives of the assets, as follows:

Asset	Useful Life

Buildings and improvements	5 to 40 years
Machinery and equipment	2 to 25 years
Transportation equipment	5 to 12 years

      Impairment tests are performed when circumstances indicate the carrying value may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

      Intangible and Other Assets — Prior to January 1, 2002, intangibles were amortized over their related estimated useful lives as follows:

Asset	Useful Life

Goodwill	Straight-line method over 25 to 40 years
Identifiable intangible assets:
Customer lists	Straight-line method over 7 to 10 years
Customer supply contracts	Straight-line method over the terms of the agreements
Non-competition agreements	Straight-line method over 15 years

      Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and other intangible assets determined to have indefinite lives are no longer amortized. Instead, we now conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually and when circumstances indicate that the carrying value may not be recoverable. To determine whether an impairment exists, we use present value techniques.

      Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.” The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates, which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The cumulative translation adjustment in stockholder’s equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.

      Employee Stock-Based Compensation — Prior to our acquisition by Dean Foods Company, we measured compensation expense for our stock-based employee compensation plans using the intrinsic value method and provided the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. As a result of our acquisition by Dean Foods Company, unexercised stock options at the transaction date that had been granted under our

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans were automatically converted into options to acquire Dean Foods Company shares. The estimated fair value assigned to such options as of the transaction date was accounted for by Dean Foods Company as part of the cost of the acquisition. We had no options outstanding at December 31, 2003 and 2002.

We followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. All options granted were to employees, officers or directors. Stock options were granted under these plans at exercise prices which approximated or exceeded market value at the grant date. Compensation expense was recognized for certain option grants under plans that were modified, thereby requiring variable plan accounting. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” our pro forma net income and net income per common share would have been the amounts indicated below:

Predecessor

Fiscal Year
Ended May 27,
2001

(In thousands)
Net income, as reported	$74,652
Less: stock based compensation, net of income tax	5,910

Pro forma net income	$68,742

Stock option share data:
Stock options granted during period	1,187
Weighted average option fair value	$11.55 (a)

(a)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 26.8%; expected dividend yield of 2.0%; expected option term of eight years and risk-free rates of return as of the date of grant of 6.4% based on the yield of seven-year U.S. Treasury securities.

      Revenue Recognition and Accounts Receivable — Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer and there is reasonable assurance of collection of the sale proceeds. In accordance with Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor or to a Customer,” revenue is reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience.

      Income Taxes — We (including all of our wholly-owned U.S. operating subsidiaries) are included in Dean Foods Company’s consolidated tax return. Our income taxes are determined as if we were filing a separate tax return. Our foreign subsidiary is required to file separate income tax returns in its local jurisdictions. Certain distributions from this subsidiary are subject to U.S. income taxes; however, available tax credits of the subsidiary may reduce or eliminate these U.S. tax liabilities. Our foreign earnings are expected to be reinvested indefinitely. At December 31, 2003 no provision had been made for U.S. federal or state income tax on approximately $1.9 million of accumulated foreign earnings.

      Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carry-forwards, are evaluated based on the guidelines for realization and may be reduced by a valuation allowance if deemed necessary.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising Expense — Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign, which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $27 million and $25.4 million for the years ended December 31, 2003 and 2002, $18.4 million for the period from May 28, 2001 to December 31, 2001, and $39.4 million in fiscal year 2001. Additionally, prepaid advertising costs for media advertising not yet released were $0 and $1.7 million at December 31, 2003 and 2002, respectively.

      Shipping and Handling Fees — In September 2000, the EITF reached a consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which became effective for us in the fourth quarter of fiscal year 2001. This issue required the disclosure of our accounting policies for shipping and handling costs and their income statement classification. Previously, we classified shipping and handling amounts billed to customers as revenue. However, certain costs incurred related to shipping and handling were classified as a reduction of revenue. As a result of our adoption of Issue No. 00-10 in the fourth quarter of fiscal 2001, our shipping and handling costs are now included either in cost of products sold or delivery, selling and administrative expenses, depending on the nature of such costs. Accordingly, prior years’ shipping and handling costs were reclassified from net sales to cost of products sold and delivery, selling and administrative expenses. Those amounts totaled $30.2 million in fiscal year 2001. Shipping and handling costs included in costs of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $386.6 million, $375 million, $252 million, and $393.1 million during the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 and fiscal year 2001, respectively.

      Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of factors including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries. Some of our self-insured programs are administered by Dean Foods Company.

      Plant Closing and Rationalization Costs  — We have an on-going overall plant closing and rationalization strategy. We periodically record plant closing and rationalization charges when we have identified a plant for closure or other rationalization opportunity, developed a plan, and notified the affected employees. We record these charges in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

      Comprehensive Income — We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.

      Recently Adopted Accounting Pronouncements — In June 2001, Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective for us January 1, 2003. The adoption of this pronouncement did not have a material impact on our Consolidated Financial Statements.

      SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard required us to reclassify extraordinary losses previously reported from the early extinguishment of debt as a component of “other expense.” We have not previously reported extraordinary gains or losses, therefore, this pronouncement had no effect on our Consolidated Financial Statements.

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of this standard changed the timing of the recognition of certain charges associated with exit and disposal activities.

      In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies,” relating to the accounting for and disclosures of certain guarantees issued and indemnification obligations incurred. FIN No. 45 requires disclosure of certain guarantees and indemnification obligations. It also requires liability recognition for the fair value of certain guarantees and indemnification obligations made or incurred after December 31, 2002. We adopted the requirements of FIN No. 45 effective January 1, 2003. See Note 18 for disclosures required by FIN No. 45. The adoption of this pronouncement did not have a material effect on our Consolidated Financial Statements.

      In December 2003, FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” FIN No. 46(R) provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. FIN 46(R) also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for interest qualification is December 31, 2003. We currently utilize special purpose limited liability entities to facilitate our receivable-backed facility. Since their formation, these entities have been consolidated in our financial statements for financial reporting purposes. Therefore, the adoption of FIN No. 46(R) had no impact on our Consolidated Financial Statements.

      In April of 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003. We have no derivatives. Therefore, SFAS No. 149 had no impact on our Consolidated Financial Statements.

      In May of 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement, which became effective for us on July 1, 2003,

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires that certain financial instruments which had previously been classified as equity be classified with liabilities. We have no outstanding securities that meet the criteria of SFAS No. 150. Therefore, SFAS No. 150 had no impact on our Consolidated Financial Statements.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, we will be required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The expanded disclosure requirements are included in this report.

      In January 2004, the FASB issued FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. We are currently evaluating the impact of the new law and will defer recognition, as permitted by FSP 106-1, until authoritative guidance is issued.

      Reclassifications — Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year classifications.

2.	ACQUISITION BY DEAN FOODS COMPANY

      General — On December 21, 2001, we were acquired by Dean Foods Company (formerly known as Suiza Foods Corporation). Immediately upon completion of the transaction, we changed our name to Dean Holding Company and the acquiror took our former name. As a result of the transaction, we are now a wholly-owned subsidiary of Dean Foods Company.

      As a result of the transaction, each share of our common stock was converted into 1.287 shares (on a split adjusted basis) of Dean Foods Company common stock and the right to receive $21 in cash.

      Dean Foods Company accounted for its acquisition of us as a purchase. The aggregate purchase price recorded at Dean Foods Company was $1.6 billion, including $756.8 million of cash and common stock valued at $739.4 million. The value of the approximately 46 million common shares issued was determined based on the average market price of Dean Foods Company common stock around the date of the announcement. This purchase price and the related purchase accounting adjustments, including goodwill, have been “pushed down” and are reflected in our December 31, 2003 and 2002 balance sheets.

      Transaction Costs — We recorded costs of $30 million and $22.2 million in the period from May 28, 2001 to December 31, 2001 and fiscal year 2001, respectively, related to our acquisition by Dean Foods Company. These costs include $14.2 million and $15 million in the period from May 28, 2001 to December 31, 2001 and fiscal year 2001, respectively, for a lease commitment for new corporate headquarters on office space that we elected not to take possession of after we agreed to be acquired by Dean Foods Company. The charges related to the lease commitment reflect the rental payments over the term of the lease and other termination costs reduced by estimated sublease income. The incremental charge we recorded in the period from May 28, 2001 to December 31, 2001 reflects a change in our estimate based on updated assumptions. We also recorded other costs related to the transaction including professional fees of $11.4 million and $4.5 million and severance and employee “stay bonus” costs of $4.3 million and $2.7 million in the period from May 28, 2001 to December 31, 2001 and fiscal year 2001, respectively.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Divestiture of Plants — In order to obtain regulatory approval for the transaction, certain plants located in areas where our operations overlapped with the operations of the acquiror were required to be divested. Four of the divested dairies were owned by us, including Coburg Dairy based in North Charleston, South Carolina; Cream O Weber based in Salt Lake City, Utah; H. Meyer Dairy based in Cincinnati, Ohio; and U.C. Milk (“Goldenrod”) based in Madisonville, Kentucky. In order to accomplish the divestitures, on December 21, 2001, immediately after our acquisition by Dean Foods Company, we transferred these dairies, via dividend, to Dean Foods Company, our sole shareholder. The dividend was recorded at book value after applicable purchase accounting adjustments, with no gain or loss recorded. Prior periods have not been restated to reflect the divestitures.

      Exchange of National Refrigerated Products for Dean SoCal — Also in connection with the transaction, on December 21, 2001, we entered into a Securities Exchange Agreement with Morningstar Foods Inc., another wholly-owned subsidiary of Dean Foods Company, pursuant to which, on December 21, 2001 immediately after consummation of the transaction, we exchanged the operations of our former National Refrigerated Products (or “NRP”) group for the operations of Dean SoCal, a subsidiary of Dean Foods Company’s Dairy Group. Accordingly, we no longer have our NRP segment, and we have presented this group as a discontinued operation in the accompanying financial statements (see Note 4). We have accounted for this exchange as a dividend in our Consolidated Financial Statements. Dean SoCal operates in southern California and produces dairy products under the Swiss™ brand. Dean SoCal is now operated as part of our Dairy Group and was accounted for as a contribution in our Consolidated Financial Statements at December 31, 2003 and 2002. Dean SoCal’s operating results are included in our Consolidated Financial Statements for the years ended December 31, 2003 and 2002. Our financial statements for all periods prior to the transaction have been restated to reflect NRP as a discontinued operation.

      Divestitures — During 2002 we completed the sale of three non-core businesses that were part of our Specialty Foods segment. On January 4, 2002, we completed the sale of DFC Transportation Company, a contract hauler. On February 7, 2002, we completed the sale of a boiled peanuts business, and on October 11, 2002 we completed the sale of our 94% interest in EBI Foods, Limited, a U.K. based manufacturer of powdered food coatings. The combined proceeds from these sales were approximately $30 million. Prior periods have not been restated to reflect the divestitures.

      The following table presents our comparative results of operations for the years ended December 31, 2003, 2002 and 2001:

	Successor		Predecessor

			Year Ended
	Year Ended	Year Ended	December 31,
	December 31,	December 31,	2001
	2003	2002	(unaudited)

			(In thousands)
	(In thousands)
Net sales	$3,877,038	$3,855,506	$4,111,221
Gross profit	963,485	959,859	905,406
Income from continuing operations	160,886	149,643	31,343
Income from discontinued operations, net of taxes			15,141
Net income	160,886	149,643	46,484

Note: The comparability of the results in the table above is affected by the implementation of SFAS No. 142, the exchange of NRP for Dean SoCal, the divestiture of four dairies and changes in amortization and depreciation amounts as a result of our acquisition by Dean Foods Company and the corresponding re-valuing of our assets and re-assessing their remaining useful lives.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Allocation of Purchase Price — The following table summarizes the fair values of the assets acquired by Dean Foods Company and liabilities assumed by Dean Foods Company as a result of the transaction, and includes the effects of divesting four of our plants. The table does not include the effects of the NRP/ Dean SoCal exchange.

At
December 31,
2001

(In thousands)
Current assets	$723,326
Property, plant, and equipment	725,258
Intangible assets	236,978
Goodwill	1,515,267
Other assets	79,945

Total assets acquired by Dean Foods Company	$3,280,774

Current liabilities	540,678
Other liabilities	285,209
Long-term debt	814,500

Total liabilities assumed by Dean Foods Company	1,640,387

Net assets acquired by Dean Foods Company	$1,640,387

      The purchase price disclosed above differs from that reported by Dean Foods Company due to the timing effects of the sale of certain of our subsidiaries’ accounts receivable into Dean Foods Company’s receivables-backed facility and a distribution made to Dean Foods Company not reflected in its purchase price due to our accounting for the acquisition as of December 31, 2001, the date of convenience.

      Of the $237 million of acquired intangible assets, approximately $206.5 million was assigned to trademarks and trade names that are not subject to amortization and approximately $30.5 million was assigned to customer contracts that have a weighted-average economic life of approximately 17 years.

      Approximately $1.5 billion of goodwill was assigned to our Dairy Group, NRP and Specialty segments in the amounts of $1.01 billion, $215 million and $290 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

      The final allocation of the purchase price to the fair values of our assets and liabilities and the related business integration plans were completed in the fourth quarter of 2002. The final allocation process increased goodwill by approximately $67.1 million, primarily as a result of the final determination of the fair values of depreciable tangible assets and business integration plans.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited results of operations on a pro forma basis for the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001 as if the acquisition by Dean Foods Company, including the effects of the NRP/ Dean SoCal exchange, had occurred as of the beginning of fiscal year 2001 are as follows:

	Predecessor

	Period from	Fiscal Year
	May 28, 2001 to	Ended
	December 31, 2001	May 27, 2001

	(In thousands)
Net sales	$2,491,273	$4,063,514
Income from continuing operations before taxes	106,707	167,104
Net income from continuing operations	67,372	103,178

3.	ACQUISITIONS

      All of our acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates and, accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in our Consolidated Financial Statements.

      We have not completed the final allocation of purchase price to the fair values of assets and liabilities acquired in 2003, or the related business integration plans. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

2003 Acquisitions

      Cremora — On December 24, 2003, our Specialty Foods Group acquired the “Cremora®” branded non-dairy powdered coffee creamer business from Eagle Family Foods. Prior to the acquisition, we had been producing Cremora creamers for Eagle Family Foods pursuant to a co-packing arrangement, which generated approximately $8.9 million of net sales for us in 2003. Cremora is the first branded powdered coffee creamer offering for our Specialty Foods Group. The Cremora brand had sales of approximately $15.8 million in the 12 months ended June 30, 2003. We purchased the Cremora business for a purchase price of approximately $12.6 million, all of which was funded using borrowings under Dean Foods Company’s senior credit facility.

      Other — During 2003, our Dairy Group completed the following acquisitions for an aggregate purchase price of $1.2 million:

•	In September a distributor located in Veguita, New Mexico; and

•	In March a distributor located in Nashville, Tennessee.

      Goodwill arising from the 2003 acquisitions was $8.6 million.

2001 Acquisitions (Fiscal Year)

      During fiscal year 2001, we completed the following two acquisitions:

•	In July 2000, Land O’ Lakes upper midwest dairy operations, some of which merged into our Dairy Group and NRP segments; and

•	In June 2000, Nalley’s Pickle business in our Specialty Foods Group segment.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Each of these acquisitions was an asset purchase for cash consideration. We also assumed certain liabilities in addition to cash consideration paid. On a pro forma basis, which assumes the above acquisitions occurred at the beginning of each period presented, sales and net income were not materially impacted. Also during fiscal year 2001, we made an additional equity investment in White Wave, Inc., maker of Silk® soymilk. The acquisitions and equity investments were made for cash consideration totaling $220.3 million, net of cash acquired. Goodwill arising from the acquisitions was recorded at $124.5 million for fiscal year 2001; however, goodwill was revalued as a purchase accounting adjustment as part of our acquisition by Dean Foods Company.

4.	DISCONTINUED OPERATIONS

      In December 2001, in connection with our acquisition by Dean Foods Company, we exchanged the operations of NRP for the operations of Dean SoCal. See Note 2. Accordingly, NRP is presented as a discontinued operation.

      The following table presents selected activity related to the discontinued operations:

	Predecessor

	Period from	Fiscal Year
	May 28, 2001 to	Ended
	December 31, 2001	May 27, 2001

	(Dollars in millions)
Net sales	$234.1	$399.6
Income tax expense	7.2	4.2

5.	GAIN ON SALE OF NOTE

      On December 1, 2000, we sold, for $10 million cash, a $30 million subordinated note which we received as part of the proceeds from the sale of our former Vegetables segment to Agrilink Foods, Inc. in fiscal year 1999. Due to the uncertainty of the realizability of the $30 million subordinated note, the note was originally valued at a nominal amount. When we sold the note, we reversed $10 million of the original reserve against the note, resulting in the recognition of a $10 million gain in the second quarter of fiscal year 2001.

6.	INVENTORIES

	Successor

	December 31,	December 31,
	2003	2002

	(In thousands)
Raw materials and supplies	$71,331	$68,723
Finished goods	162,980	149,401

Total	$234,311	$218,124

      Approximately $97.6 million and $97.3 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2003 and 2002, respectively. There was no material excess of cost over the stated value of LIFO inventories at these dates.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY, PLANT AND EQUIPMENT

	Successor

	December 31,	December 31,
	2003	2002

	(In thousands)
Land	$47,496	$47,799
Buildings and improvements	257,272	237,617
Machinery and equipment	462,336	395,205

	767,104	680,621
Less accumulated depreciation	(128,837)	(65,048)

Total	$638,267	$615,573

      For 2003, we capitalized $0.5 million in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.

8.	INTANGIBLE ASSETS

      On January 1, 2002, we adopted SFAS No. 142, which requires, among other things, that goodwill and other intangible assets with indefinite lives no longer be amortized, and that recognized intangible assets with finite lives be amortized over their respective useful lives. As required by SFAS No. 142, our results for the period from May 28, 2001 to December 31, 2001 and fiscal year ended May 27, 2001 have not been restated. The following sets forth a reconciliation of net income for the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001, eliminating amortization of goodwill and intangible assets with indefinite lives.

	Successor		Predecessor

	December 31,		Period from	Fiscal Year
			May 28, 2001 to	Ended
	2003	2002	December 31, 2001	May 27, 2001

	(In thousands)		(In thousands)
Reported income from continuing operations	$160,886	$149,643	$22,774	$68,541
Goodwill amortization, net of tax			5,835	10,454
Trademark amortization, net of tax			61	558

Adjusted income from continuing operations	$160,886	$149,643	$28,670	$79,553

Reported net income	$160,886	$149,643	$35,915	$74,652
Goodwill amortization, net of tax			7,006	10,959
Trademark amortization, net of tax			61	558

Adjusted net income	$160,886	$149,643	$42,982	$86,169

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

		Specialty
	Dairy Group	Foods Group	Total

	(In thousands)
Successor:
Balance at December 31, 2001	$1,068,270	$290,000	$1,358,270
Purchase accounting adjustments	52,838	14,290	67,128

Balance at December 31, 2002	$1,121,108	$304,290	$1,425,398
Purchase accounting adjustments	(12,238)		(12,238)
Acquisitions	1,051	7,500	8,551

Balance at December 31, 2003	$1,109,921	$311,790	$1,421,711

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2003 and 2002 are as follows:

	Successor

	December 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$190,010		$190,010	$188,010		$188,010
Intangible assets with finite lives:
Customer-related	28,455	$(6,514)	21,941	31,173	$(5,532)	25,641

Total other intangibles	$218,465	$(6,514)	$211,951	$219,183	$(5,532)	$213,651

      Amortization expense on intangible assets for the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001 was $3.7 million, $5.4 million, $3.6 million and $5.9 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2004	$3.2 million
2005	$3.2 million
2006	$3.2 million
2007	$3.0 million
2008	$3.0 million

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	Successor

	December 31,	December 31,
	2003	2002

	(In thousands)
Accounts payable	$180,362	$158,832
Payroll and benefits	69,791	63,014
Health insurance, workers’ compensation and other insurance costs	14,209	21,025
Other accrued liabilities	81,444	125,013

Total	$345,806	$367,884

10.	INCOME TAXES

      The following table presents the provisions for income taxes for the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001.

	Successor		Predecessor

	Year Ended December 31,		Period from	Fiscal Year
			May 28, 2001 to	Ended
	2003	2002	December 31, 2001	May 27, 2001

	(In thousands)		(In thousands)
Current taxes payable:
Federal	$20,898	$27,400	$20,536	$8,194
State	6,252	5,981	1,622	2,964
Foreign and other	408	205	217	867
Deferred income taxes	66,783	58,319	(8,648)	29,984

Total	$94,341	$91,905	$13,727	$42,009

      The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

	Successor		Predecessor

	Year Ended December 31,		Period from	Fiscal Year
			May 28, 2001 to	Ended
	2003	2001	December 31, 2001	May 27, 2001

	(In thousands)		(In thousands)
Tax expense at statutory rates	$89,329	$84,558	$12,775	$38,692
State income taxes	7,172	7,379	1,128	3,279
Non-deductible goodwill			953	1,590
Other	(2,160)	(32)	(1,129)	(1,552)

Total	$94,341	$91,905	$13,727	$42,009

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	Successor

	December 31,	December 31,
	2003	2002

	(In thousands)
Deferred income tax assets:
Net operating loss carry-forwards	$4,279	$3,928
Asset valuation reserves	4,907	377
Non-deductible accruals	90,140	94,283
State and foreign credits	3,177	2,706
Other	(3,716)	2,799
Valuation allowances	(3,100)	(2,435)

	95,687	101,658
Deferred income tax liabilities:
Depreciation and amortization	(236,630)	(174,942)

Net deferred income tax liability	$(140,943)	$(73,284)

      These net deferred income tax liabilities are classified in our consolidated balance sheets as follows:

	Successor

	December 31,	December 31,
	2003	2002

	(In thousands)
Current assets	$71,946	$93,018
Noncurrent liabilities	(212,889)	(166,302)

Total	$(140,943)	$(73,284)

      At December 31, 2003, we had no federal net operating losses and approximately $0.8 million of federal tax credits available for carry-over to future years. These losses are subject to certain limitations and will expire beginning in 2007.

      A valuation allowance of $3.1 million has been established because we believe it is “more likely than not” that all of the deferred tax assets relating to state net operating loss and credit carryovers, foreign tax credit carryovers and capital loss carryovers will not be realized prior to the date they are scheduled to expire.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	LONG-TERM DEBT

	Successor

	December 31, 2003		December 31, 2002

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
$250 million senior notes maturing in 2007	$250,402	8.150%	$250,493	8.150%
$200 million senior notes maturing in 2009	186,070	6.625	184,306	6.625
$150 million senior notes maturing in 2017	126,185	6.900	125,346	6.900
$100 million senior notes maturing in 2005	98,006	6.750	96,806	6.750
Receivables-backed facility	125,174	1.838	53,197	2.280
Industrial development revenue bonds	11,700	1.35-1.40	18,000	1.65-1.90
Other	34		32

	797,571		728,180
Less current portion	(3,509)		(307)

Total	$794,062		$727,873

      The scheduled maturities of long-term debt, at December 31, 2003, were as follows (in thousands):

2004	$3,509
2005	100,005
2006	125,177
2007	250,003
2008	3
Thereafter	358,211

Subtotal	836,908
Less discount on senior notes	(39,337)

Total outstanding debt	$797,571

      Senior Notes — We had $700 million (face value) of senior notes outstanding at December 31, 2003. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real property interests and a prohibition against granting liens on the stock of our subsidiaries. The indentures also place certain restrictions on our ability to divest assets not in the ordinary course of business. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Consolidated Financial Statements.

      Receivables-Backed Facility — On December 21, 2001, immediately upon completion of our acquisition by Dean Foods Company, certain of our subsidiaries sold their accounts receivable into Dean Foods Company receivables securitization facility. Certain of our subsidiaries sell their accounts receivable to two wholly-owned special purpose entities intended to be bankruptcy-remote. These special entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Industrial Development Revenue Bonds — We have certain revenue bonds outstanding, some of which require nominal annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions.

      Other — Other obligations include various promissory notes for the purchase of property, plant, and equipment. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due.

      Letters of Credit — At December 31, 2003, $91.6 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

      Interest Rate Agreements — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended) became effective for us as of May 28, 2001. We do not currently have any derivative instruments. Prior to our acquisition by Dean Foods Company, we entered into interest rate swap agreements from time to time in order to hedge a portion of our interest rate exposure. On December 19, 2001, we sold our interest rate swap in anticipation of our acquisition by Dean Foods Company. During the period from May 28, 2001 to December 31, 2001, we recorded derivatives as of the effective date on our consolidated balance sheet at fair value, as required by SFAS No. 133. Any ineffectiveness in cash flow hedges or fair value hedges was recorded as an adjustment to earnings.

Our adoption of this accounting standard as of May 28, 2001 resulted in the recognition of an asset related to our cash flow hedges of $2.1 million.

12.	STOCKHOLDER’S EQUITY

      We have 1,000 shares of common stock with a par value of $0.01 per share currently authorized and issued to Dean Foods Company.

      Stock Option and Restricted Stock Plans — Upon our acquisition by Dean Foods Company, outstanding options to purchase our common stock were automatically converted into options to purchase shares of Dean Foods Company. Upon consummation of our acquisition by Dean Foods Company our stock option holders had the right to surrender their options to Dean Foods Company, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. At December 31, 2001 we had a liability recorded for these stock option surrenders. Cash payments of approximately $44.2 million were made related to the cash provisions of our stock option surrenders. At the conclusion of the surrender period, the remaining liability of approximately $30.5 million was transferred to stockholder’s equity as the underlying stock options remained outstanding.

      Prior to our acquisition by Dean Foods Company, we had stock option plans for certain key employees and directors. Options were typically granted at fair market value at the date of grant. We no longer award options.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the status of our stock-based compensation programs as of the dates shown:

		Weighted Average
	Options	Exercise Price

Outstanding at May 29, 2000	3,216,727	$35.28
Granted	1,187,345	31.67
Canceled	(199,654)	35.83
Exercised	(150,498)	26.13

Outstanding at May 27, 2001	4,053,920	34.53
Canceled	(53,663)	36.90
Exercised	(428,720)	32.72
Converted to Dean Foods Company	(3,571,537)	34.71

Outstanding at December 31, 2001	0

Exercisable at May 28, 2000	1,693,572	$31.33
Exercisable at May 27, 2001	2,160,569	33.71
Exercisable at December 31, 2001	0

13.	OTHER COMPREHENSIVE INCOME

      Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income during the years ended December 31, 2003 and 2002 are included below.

		Tax
	Pre-Tax	Benefit
	Loss	(Expense)	Net Loss

	(In thousands)
Successor:
Accumulated other comprehensive income January 1, 2002	$0	$0	$0
Cumulative translation adjustment	(115)	40	(75)

Accumulated other comprehensive income December 31, 2002	(115)	40	(75)
Cumulative translation adjustment	(1,428)	(40)	(1,468)
Minimum pension liability adjustment	(14,363)	5,458	(8,905)

Accumulated other comprehensive income December 31, 2003	$(15,906)	$5,458	$(10,448)

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

      We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 2003 and 2002 and for the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001, our retirement and profit sharing plan expenses were as follows:

	Successor		Predecessor

	Year Ended		Period from	Fiscal
	December 31,		May 28, 2001 to	Year Ended
			December 31,	May 27,
	2003	2002	2001	2001

	(In thousands)		(In thousands)
Defined benefit plans	$7,213	$6,356	$14,293	$16,609
Defined contribution plans	7,241	4,829	4,010	7,547
Multi-employer pension and certain union plans	15,736	8,023	9,146	12,706

Total	$30,190	$19,208	$27,449	$36,862

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations. Benefits are based on years of service and comprehensive or stated amounts for each year of service. The pension and postretirement liabilities at December 31, 2003 and 2002 include the allocation of purchase price to record these liabilities at fair value based on our acquisition by Dean Foods Company.

      As of December 31, 2003, the latest measurement date, the accumulated benefit obligation of the pension plan exceeded the fair value of plan assets. In accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” we recorded an additional minimum pension liability of $14.4 million ($8.9 million, net of income tax benefit). The adjustment to the additional minimum pension liability was included in other accumulated comprehensive loss as a direct charge to stockholder’s equity. As of December 31, 2003, the cumulative additional minimum pension charge included in accumulated other comprehensive income was $14.4 million ($8.9 million net of income tax benefit).

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets:

	Successor

	December 31,

	2003	2002

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$150,655	$186,506
Service cost	1,004
Interest cost	10,513	11,612
Plan amendments	9,528
Divested entities
Actuarial (gain) loss	12,341	(3,163)
Impact of acquisition		11,615
Benefits paid	(20,596)	(55,915)

Benefit obligation at end of year	$163,445	$150,655

	Successor

	December 31

	2003	2002

	(In thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$58,707	$99,012
Actual return on plan assets	12,097	(11,032)
Employer contribution	23,340	26,530
Impact of acquisition		112
Benefits paid	(20,596)	(55,915)

Fair value of plan assets at end of year	73,548	58,707

Funded status	(89,897)	(91,948)
Unrecognized prior service cost	9,026
Unrecognized net loss	16,663	13,126

Net amount recognized	$(64,208)	$(78,822)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	9,026
Accrued benefit liability	(87,597)	(78,822)
Accumulated other comprehensive income	14,363

Net amount recognized	$(64,208)	$(78,822)

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2003 and 2002 follows:

	Successor

	Year Ended
	December 31,

	2003	2002

Weighted-average assumptions:
Discount rate	6.50%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

      A summary of our key actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001 follows:

	Successor		Predecessor

	Year Ended		Period from	Fiscal Year
	December 31,		May 28, 2001 to	Ended
			December 31,	May 27,
	2003	2002	2001	2001

Weighted-average assumptions:
Discount rate	6.75%	6.75%	7.25%	7.50%
Expected return on plan assets	8.50%	9.00%	9.00%	9.00%
Rate of compensation increase	4.00%	0-5.00%	0-5.00%	0-5.00%

	Successor		Predecessor

	Year Ended		Period from	Fiscal Year
	December 31,		May 28, 2001 to	Ended
			December 31,	May 27,
	2003	2002	2001	2001

	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$1,004		$13,717	$16,039
Interest cost	10,513	$11,612	7,627	9,536
Expected return on plan assets	(5,021)	(8,287)	(7,158)	(9,035)
Amortizations:
Unrecognized transition obligation			(366)	(488)
Prior service cost	501		206	260
Unrecognized net gain	216		267	297
Effect of settlement		3,031

Net periodic benefit cost	$7,213	$6,356	$14,293	$16,609

      Included in the above pension benefits table is an unfunded supplemental retirement plan with a liability of $5.8 million and $7.3 million at December 31, 2003 and 2002, respectively.

      In 2003 Dean Foods Company decided to consolidate the assets of our pension plan and the assets of their other qualified pension plans into one master trust. This consolidation is expected to be completed in the first quarter of 2004. Also in 2003, Dean Foods Company retained investment consultants to assist their Investment Committee with the transition of the plans’ assets to the master trust and to help their Investment Committee formulate a long-term investment policy for the newly established master trust. The Investment

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee developed an interim investment policy to ensure a smooth transition to the master trust. Our current asset mix guidelines under the interim investment policy target equities at 65-75% of the portfolio and fixed income at 25-35%. Dean Foods Company’s Investment Committee expects to develop and adopt a long-term investment policy in mid 2004.

      We determine expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on interim target allocations of investments. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plans’ investment consultants and historical returns on comparable equity, fixed income and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.5%.

      Our pension plan weighted average asset allocations at December 31, 2003 and 2002 by asset category were as follows:

	Successor

	December 31,	December 31,
	2003	2002

Asset category:
Equity securities	66%	70%
Fixed income securities	9	26
Cash	25	4

Total	100%	100%

      Equity securities of the plan did not include any investment in the common stock of Dean Foods Company at December 31, 2003 or 2002.

      We expect to contribute $30.6 million to the pension plan for 2004.

      Defined Contribution Plans — Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by us. These plans generally provide for salary reduction contributions to the plans on behalf of the participants between 1% and 17% of a participant’s annual compensation and provide for employer matching and profit sharing contributions as determined by the Dean Foods Company Board of Directors.

      Multi-Employer Pension and Certain Union Plans — Certain of our subsidiaries contribute to various multi-employer pension and certain union plans, which are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by our other plans. The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable or reasonably possible.

15.	POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      We provide health care and life insurance benefits to certain retired employees and their eligible dependents. Employees are eligible for such benefits subject to minimum age and service requirements. Eligible employees that retire before normal retirement age, along with their dependents, are entitled to benefits on a shared contribution basis. We retain the right to modify or eliminate these benefits.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

	Successor

	December 31,

	2003	2002

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$11,151	$13,793
Service cost	978	861
Interest cost	680	571
Actuarial loss	3,141	2,162
Divested entities
Impact of acquisition		(4,872)
Benefits paid	(1,778)	(1,364)

Benefit obligation at end of year	14,172	11,151
Fair value of plan assets at end of year

Funded status	(14,172)	(11,151)
Unrecognized prior service cost
Unrecognized net loss	5,219	2,162

Net amount recognized — accrued benefit liability	$(8,953)	$(8,989)

      A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2003 and 2002 follows:

	Successor

	December 31,

	2003	2002

Health care inflation:
Initial rate	12.00%	11.00%
Ultimate rate	5.00%	5.00%
Year of ultimate rate achievement	2009	2013
Discount rate	6.50%	6.75%

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average discount rate used to determine net periodic benefit cost is 6.75%, 6.75%, 7.25% and 7.5% in the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001, respectively.

	Successor		Predecessor

	Year Ended		Period from	Fiscal Year
	December 31,		May 28, 2001 to	Ended
			December 31,	May 27,
	2003	2002	2001	2001

	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$1,658	$1,432	$781	$1,017
Amortizations:
Unrecognized net gain	84		190	484
Prior service cost			450	253

Net periodic benefit cost	$1,742	$1,432	$1,421	$1,754

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$150	$(134)
Effect on postretirement obligation	$645	$(577)

      We retained the earned pension and other postretirement benefits liabilities related to NRP for liabilities through the date of acquisition by Dean Foods Company. Accordingly the information disclosed in the tables above includes continuing and discontinued operations. The corresponding liabilities for Dean SoCal are retained by our parent through December 21, 2001, the date of acquisition.

      We expect to contribute $2 million to the postretirement health care plan for 2004.

16.	PLANT CLOSING AND RATIONALIZATION COSTS

      Plant Closing and Rationalization Costs — As part of Dean Food Company’s overall rationalization and cost reduction program, we recorded charges of $5.9 million during 2003. The charges recorded during 2003 are related to the following:

•	Elimination of certain administrative functions at our Dairy Group;

•	Closing of a Dairy Group ice cream operation and maintenance facility in Ohio; and

•	Closing of a Dairy Group manufacturing facility in California.

      These charges were accounted for in accordance with SFAS No. 146 which became effective for us in January 2003. Under SFAS No. 146, the timing of certain costs associated with restructurings are accrued differently than in the past. We expect to incur additional charges of approximately $2.4 million, including an additional $0.3 million for workforce reduction costs, $1.8 million in shutdown and other costs and $0.3 million in lease obligation costs. These additional charges related to these restructuring plans are expected to be completed by December 2004.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal components of the plans included the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs that were necessary to clean and prepare the plant facilities for resale or closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments related primarily to owned buildings, land and equipment at the facilities which were written down to their estimated fair values and are being sold. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant.

      We consider several factors when evaluating a potential plant closure, including, among other things, the impact of such a closure on our customers, the impact on production, distribution and overhead costs, the investment required to complete any such closure, and the impact on future investment decisions. Some plant closures are pursued to improve our operating cost structure, while others enable us to avoid unnecessary capital expenditures, allowing us to more prudently invest our capital expenditure dollars in our production facilities.

      Activity with respect to plant closing and rationalization for exit plans approved in 2003 is summarized below:

	Successor

			Accrued
			Charges At
			December 31,
	Charges	Payments	2003

	(In thousands)
Cash charges:
Workforce reduction costs	$4,151	$(604)	$3,547
Shutdown costs	127	(127)
Lease obligations after shutdown	445	(445)

Subtotal	4,723	$(1,176)	$3,547

Non cash charges:
Write down of assets	1,196

Total charges	$5,919

      There have not been significant adjustments to the plans and the majority of future cash requirements to reduce the liability at December 31, 2003 are expected to be completed within a year.

      We recorded plant closing costs of $0.4 million during the period from May 28, 2001 to December 31, 2001 to close one Specialty Foods Group plant.

      Transaction closing costs — As part of our acquisition by Dean Foods Company, we accrued costs in 2002 pursuant to plans to exit certain activities and operations of businesses in order to rationalize production and reduce costs and inefficiencies. In connection with our acquisition by Dean Foods Company, plants in Atkins, Arkansas and Cairo, Georgia in our Specialty Foods Group and a plant in Escondido, California in our Dairy Group were closed. We also eliminated our administrative offices, closed Dairy Group distribution

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, shut down two pickle tank yards and relocated production between plants as part of our overall integration and efficiency efforts.

      The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices; and

•	Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure and costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown.

      Activity with respect to these liabilities for 2003 is summarized below:

	Successor

	Accrued			Accrued
	Charges at			Charges at
	December 31,			December 31,
	2002	Adjustments	Payments	2003

	(In thousands)
Workforce reduction costs	$7,726	$45	$(5,590)	$2,181
Shutdown costs	8,208	756	(4,900)	4,064

Total	$15,934	$801	$(10,490)	$6,245

      Activity with respect to these liabilities for 2002 is summarized below:

	Successor

	Accrued			Accrued
	Charges at			Charges at
	December 31,			December 31,
	2001	Accruals	Payments	2002

	(In thousands)
Workforce reduction costs	$19,357	$10,112	$(21,743)	$7,726
Shutdown costs	8,647	8,881	(9,320)	8,208

Total	$28,004	$18,993	$(31,063)	$15,934

      These liabilities were established on December 31, 2001 in connection with our acquisition by Dean Foods Company.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Successor		Predecessor

			Period from
	Year Ended		May 28,	Fiscal Year
	December 31,		2001 to	Ended
			December 31,	May 27,
	2003	2002	2001	2001

	(In thousands)		(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$51,496	$56,053		$39,325
Cash paid for taxes	3,695	6,073		4,178
Non-cash transactions:
Dividend of National
Refrigerated Products to parent			$(408,252)
Contributions of Dean SoCal from parent			94,220

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS AND CONTINGENCIES

      Leases — We lease certain property, plant and equipment used in our operations under operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense, including additional rent, was $41.1 million, $40.9 million, $33.6 million, and $55.8 million for the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001, respectively.

      We had no capital leases at December 31, 2003. Future minimum payments at December 31, 2003, under non-cancelable operating leases with terms in excess of one year are summarized below:

Operating
Leases

(In thousands)
2004	$31,196
2005	25,072
2006	22,101
2007	19,087
2008	18,656
Thereafter	86,463

Total minimum lease payments	$202,575

      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. The senior credit facility provides for a $1 billion multi-currency revolving line of credit (which provides for borrowings up to $200 million in euros), a Tranche A $1 billion term loan and a Tranche B $750 million term loan. At December 31, 2003 there were outstanding term loan borrowings of $1.67 billion under this facility, and $112.8 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $108.9 million were issued but undrawn. At December 31, 2003 approximately $778.3 million was available for future borrowings under Dean Foods Company’s revolving credit facility. Dean Foods Company is currently in compliance with all covenants contained in their credit agreement.

      Amounts outstanding under Dean Foods Company’s revolver and Dean Foods Company’s Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company’s option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 0 to 75 basis points, depending on Dean Foods Company’s leverage ratio (which is computed as the ratio of indebtedness to EBITDA, as such terms are defined in Dean Foods Company’s credit agreement) or

•	the London Interbank Offering Rate (“LIBOR”) divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 125 to 200 basis points, depending on Dean Foods Company’s leverage ratio (as defined in Dean Foods Company’s credit agreement).

EBITDA is defined in Dean Foods Company’s credit agreement for any period as, the sum of (i) net income (excluding extraordinary items) after taxes for such period as determined in accordance with GAAP, plus

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ii) an amount which, in the determination of such net income, has been deducted for (a) all interest expense, including the interest component under capital leases and the implied interest component under our receivables-backed facility, plus net amounts payable (or minus net amounts receivable) under hedging agreements, minus interest income for such period, in each case as determined in accordance with GAAP, (b) total federal, state, local and foreign income, value added and similar taxes, (c) depreciation, amortization expense and other noncash charges, (d) pro forma cost savings add-backs resulting from non-recurring charges related to acquisitions to the extent permitted under the credit agreement and under Regulation S-X of the Securities Exchange Act of 1934 or as approved by the representative of the lenders and (e) other adjustments reasonably acceptable to the representative of the lenders.

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

      As of December 31, 2003, Dean Foods Company had interest rate swap agreements in place that hedged $1.13 billion of their borrowings under this facility at an average rate of 4.32%, plus the applicable interest rate margin.

      Principal payments are required on the Tranche A term loan as follows:

•	$37.5 million quarterly beginning on September 30, 2003 through December 31, 2004;

•	$43.75 million quarterly on March 31, 2005 through December 31, 2005;

•	$50 million quarterly on March 31, 2006 through December 31, 2006;

•	$62.5 million quarterly on March 31, 2007 and June 30, 2007; and

•	A final payment of $275 million on July 15, 2007.

      Principal payments are required on the Tranche B term loan as follows:

•	$1.875 million quarterly beginning on September 30, 2003 through December 31, 2007;

•	$358.1 million on each of March 31, 2008 and July 15, 2008.

      No principal payments are due on the $1 billion line of credit until maturity on July 15, 2007.

      Dean Foods Company’s credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions not in the ordinary course of business.

      The senior credit facility contains various financial and other restrictive covenants and requires that Dean Foods Company maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of indebtedness to EBITDA as such terms are defined in Dean Foods Company’s credit agreement) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense as such terms are defined in Dean Foods Company’s credit agreement). In addition, this facility requires that Dean Foods Company maintain a minimum level of net worth (as defined by Dean Foods Company’s credit agreement).

      For the period from December 31, 2003 through March 31, 2005, Dean Foods Company’s leverage ratio must be less than or equal to 4 to 1. Beginning April 1, 2005, Dean Foods Company’s leverage ratio, calculated according to the definitions contained in the credit agreement, must be less than or equal to 3.75 to 1. As of

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, Dean Foods Company’s leverage ratio, calculated according to the definitions contained in the credit agreement, was 3.16 to 1.

      EBITDA, as used in Dean Foods Company’s credit agreement, is not intended to represent cash flow from operations as defined by GAAP and should not be used as an alternative to net income as an indicator of their operating performance or to cash flow as a measure of their liquidity. Moreover, EBITDA is a term used by many companies to mean many different things. Therefore, neither Dean Foods Company’s EBITDA nor their leverage ratio, calculated under their credit agreement, should be compared to any other company’s EBITDA or leverage ratio. We present Dean Foods Company’s leverage ratio in this discussion not as a measure of their liquidity or performance but only to demonstrate their level of compliance with their credit agreement.

      Dean Foods Company’s interest coverage ratio must be greater than or equal to 3 to 1. As of December 31, 2003, Dean Foods Company’s interest coverage ratio, calculated according to the definitions contained in the credit agreement, was 5.24 to 1.

      Dean Foods Company’s consolidated net worth must be greater than or equal to $1.75 billion, as increased each quarter (beginning with the quarter ended September 30, 2003) by an amount equal to 50% of its consolidated net income for the quarter, plus 50% of the amount by which stockholders’ equity is increased by certain equity issuances. As of December 31, 2003, the minimum net worth requirement was $1.85 billion, and Dean Foods Company’s actual net worth (as defined in the credit agreement) was $2.54 billion.

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

      Litigation, Investigations and Audits — We are party, in the ordinary course of business to certain other claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

      Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2003 and 2002. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

      Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. We have senior notes with an aggregate face value of $700 million with fixed interest rates ranging from 6.625% to 8.15% at December 31, 2003. At December 31, 2003 and 2002 the fair value of senior notes was estimated at $699.2 million and $702.8 million, respectively. In addition, because the interest rates on most of our other debt are variable, their fair value approximates their carrying value.

20.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

      Segment Information — We currently have two reportable segments: Dairy Group and Specialty Foods Group. Our Dairy Group segment manufactures and distributes fluid milk, ice cream and ice cream novelties,

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

half-and-half and whipping cream, sour cream, cottage cheese, yogurt and dips as well as fruit juices and other flavored drinks and bottled water. The Specialty Foods Group processes and markets pickles, powdered products such as non-dairy coffee creamers, aseptic sauces and puddings and nutritional beverages.

      Prior to our acquisition by Dean Foods Company, we had an NRP segment. As a result of the acquisition by Dean Foods Company, as discussed in Note 2, we no longer have an NRP segment. Prior periods have been restated to reflect NRP as a discontinued operation. We exchanged our former NRP segment for Dean SoCal, which is included in our Dairy Group.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating profit not including non-recurring gains and losses and foreign exchange gains and losses.

      We do not allocate income taxes, management fees or unusual items to segments. In addition, there are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. The amounts in the following tables are the amounts obtained from reports used by our executive management team for the years ended December 31, 2003 and 2002 and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001:

			Predecessor
	Successor
			Period from	Fiscal Year
	Year Ended	Year Ended	May 28, 2001 to	Ended
	December 31,	December 31,	December 31,	May 27,
	2003	2002	2001	2001

	(In thousands)		(In thousands)
Net sales from external customers:
Dairy Group	$3,192,831	$3,181,902	$2,043,639	$3,246,463
Specialty Foods Group	684,207	673,604	427,179	736,206

Total	$3,877,038	$3,855,506	$2,470,818	$3,982,669

Operating income:
Dairy Group(1)	$253,082	$255,320	$88,448	$153,580
Specialty Foods Group(2)	103,056	98,874	46,524	70,464
Corporate	(47,637)	(57,086)	(54,976)	(59,507)

Total	308,501	297,108	79,996	164,537
Other (income) expense:
Interest expense and financing charges	55,183	56,287	38,417	70,655
Gain on sale of note				(10,000)
Other (income) expense, net	(1,909)	(727)	5,078	(6,668)

Consolidated income from continuing operations before tax	$255,227	$241,548	$36,501	$110,550

Depreciation and amortization:
Dairy Group	53,453	$47,306	$48,234	$90,273
Specialty Foods Group	14,505	14,101	12,439	20,763
Corporate	5,038	6,391	3,962	7,673

Total	$72,996	$67,798	$64,635	$118,709

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Predecessor
	Successor
			Period from	Fiscal Year
	Year Ended	Year Ended	May 28, 2001 to	Ended
	December 31,	December 31,	December 31,	May 27,
	2003	2002	2001	2001

	(In thousands)		(In thousands)
Assets:
Dairy Group	$2,186,955	$2,161,081	$2,143,132	$1,526,818
Specialty Foods Group	635,321	617,210	636,192	418,185
National Refrigerated Products				215,535
Corporate	84,331	97,532	132,105	121,132

Total	$2,906,607	$2,875,823	$2,911,429	$2,281,670

Capital expenditures:
Dairy Group	$76,611	$63,016	$37,057	$84,530
Specialty Foods Group	18,511	11,176	6,434	15,610
Corporate		427	4,778	5,838

Total	$95,122	$74,619	$48,269	$105,978

(1)	Operating income includes plant closing charges of $5.9 million in 2003.

(2)	Operating income includes plant closing charges of $0.4 million in fiscal year 2001.

      Substantially all of our business is within the United States. Intersegment sales are not material.

      Major Customers — Our Dairy Group had two customers that represented greater than 10% of their 2003 sales. The largest customer represented 13.6% of Dairy Group sales and 12.8% of consolidated sales. Our second-largest customer represented 10.5% of Dairy Group sales and 8.9% of consolidated sales.

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for 2003 and 2002.

	Quarter

	First	Second	Third	Fourth

	(In thousands)
Successor:
Year Ended December 31, 2003:
Net sales	$919,063	$949,438	$979,867	$1,028,670
Gross profit	234,965	244,777	241,817	241,926
Net income(1)	36,462	44,108	41,036	39,280
Year Ended December 31, 2002:
Net sales	$956,485	$994,367	$959,970	$944,684
Gross profit	227,040	248,416	242,899	241,504
Net income	28,857	38,633	40,556	41,597

(1)	The results of the second, third and fourth quarters include plant closing charges, net of tax, of $0.3 million, $0.3 million, and $3.1 million, respectively.

DEAN HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.     SUBSEQUENT EVENTS

      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We intend to shift the manufacturing of substantially all of Ross Swiss Dairies’ product needs into our southern California plants in 2004. We paid approximately $20 million for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under Dean Foods Company’s receivables-backed facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During our two most recent fiscal years, no independent accountant who was engaged as the principal accountant to audit our financial statements, nor any independent accountant who was engaged to audit a significant subsidiary and on whom our principal accountant expressed reliance in its report, has resigned or been dismissed.

Item 9A.	Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

      We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this annual report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

      Attached as exhibits to this annual report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation

      Our evaluations of our Disclosure Controls include reviews of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our SEC filings. In the course of our controls evaluations, we seek to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, are undertaken. Many of the components of our Disclosure Controls are evaluated on an ongoing basis by our Audit Services department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Conclusions

      Based upon our most recent controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this annual report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the fourth quarter of 2003, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers

      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation

      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

      The following Consolidated Financial Statements are filed as part of this report or are incorporated herein as indicated:

Page

Independent Auditors’ Reports	F-1
Report of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002 (Successor)	F-3
Consolidated Statements of Income for the years ended December 31, 2003 and 2002 (Successor) and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001 (Predecessor)	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002 (Successor) and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001 (Predecessor)
F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 (Successor) and the period from May 28, 2001 to December 31, 2001 and the fiscal year ended May 27, 2001 (Predecessor)
F-6
Notes to Consolidated Financial Statements	F-7

      Financial Statement Schedules

Independent Auditors’ Report

Report of Independent Accountants on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

      Exhibits

See Index to Exhibits.

      Reports on Form 8-K.

None

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ BARRY A. FROMBERG

Barry A. Fromberg
Executive Vice President and
Chief Financial Officer

Dated March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BARRY A. FROMBERG Barry A. Fromberg	Principal Accounting Officer	March 30, 2004

/s/ MICHELLE P. GOOLSBY Michelle P. Goolsby	Sole Director	March 30, 2004

S-1

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Dean Holding Company
Dallas, Texas

      We have audited the consolidated financial statements of Dean Holding Company and subsidiaries (the “Company”) (formerly known as Dean Foods Company) as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the period from May 28, 2001 to December 31, 2001, and have issued our report thereon dated March 11, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in 2002 in the method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 11, 2004

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and

Shareholder of Dean Holding Company:

      Our audit of the consolidated financial statements referred to in our report dated June 26, 2001, except as to Notes 2 and 4, which are as of December 21, 2001, appearing in this Annual Report on Form 10-K for year ended December 31, 2003 also included an audit of the financial statement schedule for the fiscal year ended May 27, 2001 listed in Item 15 of this Form 10-K. In our opinion, the financial statement schedule for the fiscal year ended May 27, 2001 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

June 26, 2001, except as to Notes 2 and 4,

     which are as of December 21, 2001
Chicago, Illinois

SCHEDULE II

DEAN HOLDING COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003 and 2002, the Period from May 28, 2001 to
December 31, 2001 and Fiscal Year Ended May 27, 2001

      Allowance for doubtful accounts deducted from accounts receivable:

					Recoveries
	Balance				of	Write-Off of
	Beginning	Charged to			Accounts	Uncollectible	Balance
Year	of Year	Income	Acquisitions	Dispositions	Written Off	Accounts	End of Year

	(In thousands)
Predecessor:
Fiscal year 2001	6,057	2,093	400			2,695	5,855
Period from May 28, 2001 to December 31, 2001	5,855	4,388	188	(550)		1,584	8,297
Successor:
December 31, 2002	8,297	6,137	2,350	(38)	314	8,188	8,872
December 31, 2003	8,872	5,253			195	2,303	12,017

INDEX TO EXHIBITS

      Explanatory Note: References in this Index to “Legacy Dean” are references to the registrant, Dean Holding Company.

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger, dated April 4, 2001 among us, Blackhawk Acquisition Corp. and Suiza Foods Corporation (incorporated by reference from Dean Foods Company 8-K dated April 5, 2001, File No. 1-12755).
3.1	—	Certificate of Incorporation (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
3.2	—	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
3.3	—	Amended and Restated Bylaws (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
4.1	—	Specimen of Common Stock Certificate (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
4.2	—	Form of Senior Indenture related to our 6.625% ($200 million) and 8.15% ($250 million) senior notes (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed on January 23, 1998, File No. 333-44851).
4.3	—	Form of senior debt securities (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed on January 23, 1998, File No. 333-44851).
4.4	—	Form of Senior Indenture related to our 6.75% ($100 million) and 6.9% ($150 million) senior notes (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed January 19, 1995, File No. 33-57353).
4.5	—	Form of senior debt securities related to our 6.75% ($100 million) and 6.9% ($150 million) senior notes (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed January 19, 1995, File No. 33-57353).
10.1	—	Securities Exchange Agreement dated December 21, 2001 between us and Morningstar Foods, Inc. regarding the Dean SoCal/ NRP exchange (incorporated by reference from Legacy Dean’s 8-K dated January 7, 2002, File No. 1-08262).
10.2	—	Form of Joinder Agreement dated December 21, 2001 executed by us and certain of our subsidiaries in favor of certain lenders to our parent company (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
10.3	—	Form of Security Agreement dated December 21, 2001 executed by us and certain of our subsidiaries in favor of certain lenders to our parent company (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.