Form 10-Q
period 2004-03-31
DEAN HOLDING CO
filed 2004-05-14
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2004

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

Page

Part I — Financial Information
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4 — Controls and Procedures	19
Part II — Other Information
Item 6 — Exhibits and Reports on Form 8-K	21
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I — Financial Information

Item 1.	Financial Statements

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,462	$23,963
Accounts receivable, net	273,585	269,792
Inventories	239,182	234,311
Deferred income taxes	79,795	71,946
Prepaid expenses and other current assets	18,747	16,047

Total current assets	622,771	616,059
Property, plant and equipment, net	637,758	638,267
Goodwill	1,438,212	1,421,711
Identifiable intangible and other assets	230,410	230,570

Total	$2,929,151	$2,906,607

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable and accrued expenses	$345,759	$345,806
Income taxes payable	20,934	37,475
Current portion of long-term debt	33	3,509

Total current liabilities	366,726	386,790
Long-term debt	860,579	794,062
Other long-term liabilities	165,167	174,044
Deferred income taxes	221,513	212,889
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, 1,000 shares issued and outstanding
Additional paid-in capital	1,390,914	1,369,392
Retained earnings	343,953	310,529
Receivable from parent	(410,196)	(330,651)
Accumulated other comprehensive income	(9,505)	(10,448)

Total stockholder’s equity	1,315,166	1,338,822

Total	$2,929,151	$2,906,607

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended
	March 31

	2004	2003

	(unaudited)
Net sales	$993,166	$919,063
Cost of sales	749,570	684,098

Gross profit	243,596	234,965
Operating costs and expenses:
Selling and distribution	139,742	128,270
General and administrative	34,799	33,070
Amortization expense	630	1,175
Plant closing and rationalization costs, net	2,702

Total operating costs and expenses	177,873	162,515

Operating income	65,723	72,450
Other (income) expense:
Interest expense, net	13,839	13,570
Other income, net	(1,967)	(283)

Total other (income) expense	11,872	13,287

Income before income taxes	53,851	59,163
Income taxes	20,427	22,701

Net income	$33,424	$36,462

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31

	2004	2003

	(unaudited)
Cash Flows From Operating Activities
Net Income	$33,424	$36,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,653	18,206
Loss(gain) on disposition of assets	(1,733)	2,028
Write-down of impaired assets	408
Deferred income taxes	775	8,460
Other, net	962	(156)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,367	22,328
Inventories	(1,584)	684
Prepaid expenses and other assets	(2,342)	(3,191)
Accounts payable, accrued expenses and other liabilities	(18,380)	(41,942)
Income taxes	(16,541)	(22,781)

Net cash provided by operating activities	23,009	20,098

Cash Flows From Investing Activities
Net additions to property, plant and equipment	(16,308)	(15,281)
Cash outflows for acquisitions	(25,068)	(637)
Proceeds from sale of fixed assets	1,985	1,478

Net cash used in investing activities	(39,391)	(14,440)

Cash Flows From Financing Activities
Proceeds from issuance of debt	65,404	34,102
Repayment of debt	(3,500)
Additional investment from parent	21,522
Distribution to parent	(79,545)	(58,643)

Net cash provided by (used in) financing activities	3,881	(24,541)

Decrease in cash and cash equivalents	(12,501)	(18,883)
Cash and cash equivalents, beginning of period	23,963	27,831

Cash and cash equivalents, end of period	$11,462	$8,948

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

1.	General

      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to current year’s classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2004 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2003 Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2004.

      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.

      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, a portion which is then allocated to us. Dean Foods Company charged us management fees of $10.1 million and $9.3 million for the three months ended March 31, 2004 and 2003. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Receivable from Parent” on our balance sheet.

      Recently Adopted Accounting Pronouncements — In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, we are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The expanded disclosure requirements are included in this report.

      Recently Issued Accounting Pronouncements — In January 2004, the FASB issued FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. We are currently evaluating the impact of the new law and will defer recognition, as permitted by FSP 106-1, until authoritative guidance is issued.

      Shipping and Handling Fees — Our shipping and handling costs are included in both costs of sales and selling and distribution expense, depending on the nature of such cost. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $107.6 million and $94.9 million during the first quarter of 2004 and 2003, respectively.

2.	Acquisition

      On January 26, 2004, the Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We transitioned the majority of Ross Swiss Dairies’ manufacturing needs into our southern California plants in May 2004. We paid approximately $21 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under Dean Foods Company’s receivables-backed facility.

      We have not completed the final allocation of purchase price to the fair values of assets and liabilities acquired in the Ross Swiss transaction, or the related business integration plan. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

3.	Inventories

	At March 31,	At December 31,
	2004	2003

	(In thousands)
Raw materials and supplies	$73,057	$71,331
Finished goods	166,125	162,980

Total	$239,182	$234,311

      Approximately $77.4 million and $97.6 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at March 31, 2004 and December 31, 2003, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

4.	Intangible Assets

      Changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

		Specialty
		Foods
	Dairy Group	Group	Total

	(In thousands)
Balance at December 31, 2003	$1,109,921	$311,790	$1,421,711
Acquisitions	18,081		18,081
Purchasing accounting adjustments	33	(1,613)	(1,580)

Balance at March 31, 2004	$1,128,035	$310,177	$1,438,212

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2004 and December 31, 2003 are as follows:

	At March 31, 2004			At December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$190,010		$190,010	$190,010		$190,010
Intangible assets with finite lives:
Customer-related	30,099	$(7,356)	22,743	28,455	$(6,514)	21,941

Total	$220,109	$(7,356)	$212,753	$218,465	$(6,514)	$211,951

      Amortization expense on intangible assets for the three months ended March 31, 2004 and 2003 was $0.8 million and $1.2 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2005	$3.2 million
2006	3.2 million
2007	3.0 million
2008	3.0 million
2009	3.0 million

5.	Long-Term Debt

	At March 31, 2004		At December 31, 2003

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
$100 million senior notes maturing in 2005	$98,322	6.750%	$98,006	6.750%
$250 million senior notes maturing in 2007	250,378	8.150	250,402	8.150
$200 million senior notes maturing in 2009	186,533	6.625	186,070	6.625
$150 million senior notes maturing in 2017	126,407	6.900	126,185	6.900
Receivables-backed facility	190,586	1.580	125,174	1.838
Industrial development revenue bond	8,200	1.110	11,700	1.35-1.40
Other	186		34

	860,612		797,571
Less current portion	(33)		(3,509)

Total	$860,579		$794,062

      Senior Notes — We had $700 million (face value) of senior notes outstanding at March 31, 2004. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our material real estate interests and a prohibition against granting liens on the stock of our subsidiaries. The indentures also place certain restrictions on our ability to divest assets not in the ordinary course of business. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Consolidated Financial Statements.

      Receivables-Backed Facility — We participate in Dean Foods Company’s $500 million receivables securitization facility. Certain of our subsidiaries sell their accounts receivable to wholly-owned special purpose entities intended to be bankruptcy-remote. These special purpose entities then transfer the receivables to a third party asset-backed commercial paper conduit sponsored by major financial institutions. The assets and liabilities of these special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement.

      Industrial Development Revenue Bond — We have an industrial development revenue bond outstanding, which is secured by first mortgages on the related real property and equipment. Interest on this bond is due semiannually at an interest rate that varies based on market conditions.

      Other — Other obligations include various promissory notes for the purchase of property, plant and equipment. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due.

6.	Comprehensive Income

      Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $34.4 million for the three months ended March 31, 2004. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the three months ended March 31, 2004 are included below.

	Pre-Tax	Tax
	Income	Benefit	Net
	(Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2003	$(15,906)	$5,458	$(10,448)
Cumulative translation adjustment arising during period	943		943

Accumulated other comprehensive income, March 31, 2004	$(14,963)	$5,458	$(9,505)

7.	Employee Retirement and Postretirement Benefits

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended
	March 31

	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$282	$251
Interest cost	2,724	2,628
Expected return on plan assets	(1,699)	(1,255)
Amortizations:
Prior service cost	126	125
Unrecognized net loss	75	54
Effect of settlement	225

Net periodic benefit cost	$1,733	$1,803

      We expect to contribute $30.6 million to our pension plans during 2004.

      Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contract.

	Three Months
	Ended
	March 31

	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$241	$245
Interest cost	232	170
Amortizations:
Unrecognized net loss	68	21

Net periodic benefit cost	$541	$436

      We expect to contribute $2 million to our postretirement health plans during 2004.

8.	Plant Closing and Rationalization Costs

      Plant Closing and Rationalization Costs — As part of an overall rationalization and cost reduction program, we recorded charges of $2.7 million during the first three months of 2004.

      The charges recorded during the first three months of 2004 are primarily related to the closing of two Dairy Group manufacturing facilities in California, one of which was closed in the first quarter of 2004 and one of which is scheduled to close later this year.

      These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges of approximately $2.8 million including an additional $0.3 million in workforce reduction costs, $2.2 million in shutdown and other costs and $0.2 million in lease obligation costs. The majority of these additional charges are expected to be completed by December of 2004.

      The principal components of our overall rationalization and cost reduction program include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare the abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which were written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. Divestitures of closed facilities has not resulted in significant modification to the estimate of fair value.

      Activity with respect to plant closing and rationalization is summarized below:

	Accrued	Three Months Ended		Accrued
	Charges at	March 31, 2004		Charges at
	December 31,			March 31,
	2003	Charges	Payments	2004

	(In thousands)
Cash charges:
Workforce reduction costs	$3,547	$(240)	$(1,861)	$1,446
Shutdown costs		921	(921)
Lease obligations after shutdown		271	(104)	167
Other		1,342	(1,342)

Subtotal	$3,547	2,294	$(4,228)	$1,613

Noncash charges:
Write down of assets		408

Total		$2,702

      There have not been significant adjustments to the plans and the majority of future cash requirements to reduce the liability at March 31, 2004 are expected to be completed within a year.

      Transaction Closing Costs — As part of our acquisition by Dean Foods Company, we accrued costs in 2002 pursuant to a plan to exit certain activities and businesses in order to rationalize production and reduce costs and inefficiencies. As part of this plan we closed two Specialty Foods Group plants, in Atkins, Arkansas and Cairo, Georgia, and one Dairy Group plant in Escondido, California. We also eliminated our administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, shut down two pickle tank yards and relocated production between plants as part of our overall integration and efficiency efforts. During the first quarter of 2004 we recorded certain adjustments to reduce the liability by approximately $1.5 million related to the closures in our Specialty Foods Group segment. These adjustments also reduced goodwill.

      The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs that are necessary to clean and prepare the abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.

      Activity with respect to these liabilities for the first three months of 2004 is summarized below:

	Accrued	Three Months Ended		Accrued
	Charges at	March 31, 2004		Charges at
	December 31,			March 31,
	2003	Payments	Adjustments	2004

	(In thousands)
Workforce reduction costs	$2,181	$(83)	$(456)	$1,642
Shutdown costs	4,064	(115)	(1,016)	2,933

Total	$6,245	$(198)	$(1,472)	$4,575

9.	Commitments and Contingencies

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

      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. At March 31, 2004 the senior credit facility provided for a $1 billion multi-currency revolving line of credit (which provides for borrowings up to $200 million in euros), a Tranche A $1 billion term loan and a Tranche B $750 million term loan. At March 31, 2004 there were outstanding term loan borrowings of $1.63 billion under this facility, and $240.4 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $117 million were issued but undrawn. At March 31, 2004 approximately $642.6 million was available for future borrowings under Dean Foods Company’s revolving credit facility. Dean Foods Company is currently in compliance with all covenants contained in their credit agreement.

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

EBITDA is defined in Dean Foods Company’s credit agreement for any period as the sum of (i) net income (excluding extraordinary items) after taxes for such period as determined in accordance with GAAP, plus (ii) an amount which, in the determination of such net income, has been deducted for (a) all interest expense, including the interest component under capital leases and the implied interest component under our receivables-backed facility, plus net amounts payable (or minus net amounts receivable) under hedging agreements, minus interest income for such period, in each case as determined in accordance with GAAP, (b) total federal, state, local and foreign income, value added and similar taxes, (c) depreciation, amortization expense and other noncash charges, (d) pro forma cost savings add-backs resulting from non-recurring charges related to acquisitions to the extent permitted under the credit agreement and under Regulation S-X of the Securities Exchange Act of 1934 or as approved by the representative of the lenders and (e) other adjustments reasonably acceptable to the representative of the lenders.

      Borrowings under Dean Foods Company’s Tranche B term loan bear interest at a rate per annum equal to one of the following rates, at Dean Foods Company’s option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin of 75 basis points, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin of 200 basis points.

      As of March 31, 2004, Dean Foods Company had interest rate swap agreements in place that hedged $1.13 billion of their borrowings under this facility at an average rate of 4.32%, plus the applicable interest rate margin.

      Principal payments are required on Dean Foods Company’s Tranche A term loan as follows:

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

      The senior credit facility contains various financial and other restrictive covenants and requires that Dean Foods Company maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of indebtedness to EBITDA and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, this facility requires that Dean Foods Company maintain a minimum level of net worth (as defined by Dean Foods Company’s credit agreement).

      For the period from December 31, 2003 through March 31, 2005, Dean Foods Company’s leverage ratio must be less than or equal to 4 to 1. Beginning April 1, 2005, Dean Foods Company’s leverage ratio, calculated according to the definitions contained in the credit agreement, must be less than or equal to 3.75 to 1. As of March 31, 2004, Dean Foods Company’s leverage ratio, calculated according to the definitions contained in the credit agreement, was 3.34 to 1.

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

      Dean Foods Company’s interest coverage ratio must be greater than or equal to 3 to 1. As of March 31, 2004, Dean Foods Company’s interest coverage ratio, calculated according to the definitions contained in the credit agreement, was 5.58 to 1.

      Dean Foods Company’s consolidated net worth must be greater than or equal to $1.75 billion, as increased each quarter (beginning with the quarter ended December 31, 2003) by an amount equal to 50% of its consolidated net income for the quarter, plus 50% of the amount by which stockholders’ equity is increased by certain equity issuances. As of March 31, 2004, the minimum net worth requirement was $1.89 billion, and Dean Foods Company’s actual net worth (as defined in the credit agreement) was $2.65 billion.

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

10.	Business and Geographic Information and Major Customers

      Segment Data — We currently have two reportable segments: Dairy Group and Specialty Foods Group.

      Our Dairy Group segment manufactures, markets and distributes a wide variety of branded and private label “dairy case” products, such as milk, cream, ice cream, cultured dairy products and juices to retailers distributors, foodservice outlets, schools and governmental entities across the United States.

      Specialty Foods Group is the nation’s leading pickle processor, and one of the largest manufacturers and sellers of powdered non-dairy coffee creamers in the United States. The Specialty Foods Group also manufactures and sells a variety of speciality foods, such as powdered ingredients, aseptic sauces and nutritional beverages.

      We evaluate the performance of our segments based on operating profit or loss before gains (losses) on sale of assets, plant closing and rationalization costs and foreign exchange gains (losses). Therefore, the measure of segment profit or loss presented below is before such items.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2003 Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K.

      The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended
	March 31

	2004	2003

	(In thousands)
Net sales to external customers:
Dairy Group	$827,683	$756,125
Specialty Foods Group	165,483	162,938

Total	$993,166	$919,063

Operating income:
Dairy Group	$60,894	$60,897
Specialty Foods Group	19,306	23,191
Corporate/ Other	(11,775)	(11,638)

Segment operating income	68,425	72,450
Plant closing and rationalization costs	2,702

Total	$65,723	$72,450

	At March 31

	2004	2003

	(In thousands)
Assets:
Dairy Group	$2,214,559	$2,135,607
Specialty Foods Group	622,630	597,396
Corporate/ Other	91,962	98,537

Total	$2,929,151	$2,831,540

      Substantially all of our business is within the United States.

      Significant Customers — Our Dairy Group and Specialty Foods Group segments had one customer that represented greater than 10% of their sales in the first quarter of 2004. Approximately 13.2% of our consolidated sales in the first quarter of 2004 were to that same customer.

11.     Subsequent Event

      Dean Foods Company’s Senior Credit Facility — On April 5, 2004, Dean Foods Company amended their senior credit facility to add a Tranche C term loan in the amount of $400 million, which will mature in July 2008. Borrowings under Dean Foods Company’s Tranche C term loan bear interest at a rate per annum equal to one of the following rates, at their option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin of 50 basis points, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin of 175 basis points.

      The amendment also added a $250 million “accordion” feature to Dean Foods Company’s revolving line of credit. This feature allows Dean Foods Company to expand their revolving line of credit from $1 billion to $1.25 billion if they are in compliance with all of the terms of their credit facility, and they can show that they will continue to be in compliance with the financial covenants after giving effect to the increase. The accordion feature only gives Dean Foods Company the ability to request increases to the revolver; the lenders are not obligated to increase their revolving credit commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We are a wholly-owned subsidiary of Dean Foods Company. Our operations consist of two segments: Dairy Group and Specialty Foods Group. Our Dairy Group is part of the Dairy Group segment of Dean Foods Company and our Specialty Foods Group segment comprises the entirety of Dean Foods Company’s Specialty Foods Group segment.

      As permitted by General Instruction H to Form 10-Q, in lieu of providing the information required by Item 2, we are providing only the information required by General Instruction H(2)(a).

Results of Operations

      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Quarter Ended March 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$993,166	100.0%	$919,063	100.0%
Cost of sales	749,570	75.5	684,098	74.4

Gross profit	243,596	24.5	234,965	25.6
Operating costs and expenses:
Selling and distribution	139,742	14.1	128,270	14.0
General and administrative	34,799	3.5	33,070	3.6
Amortization expense	630	0.1	1,175	0.1
Plant closing and rationalization costs, net	2,702	0.2

Total operating costs and expenses	177,873	17.9	162,515	17.7

Total operating income	$65,723	6.6%	$72,450	7.9%

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003 — Consolidated Results

      Net Sales — Consolidated net sales increased approximately 8.1% to $993.2 million during the first quarter of 2004 from $919.1 million during the first quarter of 2003. Net sales by segment are shown in the table below.

	Quarter Ended March 31

	2004	2003	$ Increase	% Increase

	(Dollars in thousands)
Dairy Group	$827,683	$756,125	$71,558	9.5%
Specialty Foods Group	165,483	162,938	2,545	1.6

Total	$993,166	$919,063	$74,103	8.1%

      The change in net sales was due to the following:

	Quarter Ended March 31, 2004 vs.
	Quarter Ended March 31, 2003

		Pricing, Volume
		and Product	Total
	Acquisitions	Mix Changes	Increase

	(In thousands)
Dairy Group	$37,057	$34,501	$71,558
Specialty Foods Group	1,588	957	2,545

Total	$38,645	$35,458	$74,103

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 75.5% in the first quarter of 2004 compared to 74.4% in the first quarter of 2003. Increased raw material costs affected both of our segments in 2004.

      Operating Costs and Expenses — Our operating expenses increased approximately $15.4 million during the first quarter of 2004 as compared to the same period in the prior year, primarily due to acquisitions, which represented approximately $9.4 million of the increase, and due to a $2.7 million increase in plant closing and rationalization costs. Our operating expense ratio was 17.9% in the first quarter of 2004 compared to 17.7% during the first quarter of 2003.

      Operating Income — Operating income during the first quarter of 2004 was $65.7 million, a decrease of $6.8 million from the first quarter of 2003 operating income of $72.5 million. Our operating margin in the first quarter of 2004 was 6.6% compared to 7.9% in the first quarter of 2003. Our operating margin decreased primarily as a result of higher raw material costs, the effect of increased sales and increased plant closing and rationalization costs. See “— Results by Segment” for more information.

      Other (Income) Expense — Total other expense decreased by $1.4 million in the first quarter of 2004 compared to the first quarter of 2003. Interest expense increased to $13.7 million in the first quarter of 2004 from $13.5 million in the first quarter of 2003. This increase was the result of higher debt in the first quarter of 2004 compared to the same period in the prior year. Other operating income increased $1.7 million in the first quarter of 2004 compared to this same period in the prior year primarily due to a gain on the sale of a facility in the Southwest region of our Dairy Group.

      Income Taxes — Income tax expense was recorded at an effective rate of 37.9% in the first quarter of 2004 compared to 38.4% in the first quarter of 2003. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003 — Results by Segment

      Dairy Group —

	Quarter Ended March 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$827,683	100.0%	$756,125	100.0%
Cost of sales	621,075	75.0	562,347	74.4

Gross profit	206,608	25.0	193,778	25.6
Operating costs and expenses	145,714	17.6	132,881	17.5

Total segment operating income	$60,894	7.4%	$60,897	8.1%

      The Dairy Group’s net sales increased by approximately $187 million, or 10.6%, in the first quarter of 2004 versus the first quarter of 2003. The change in net sales from the first quarter of 2003 to the first quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$756.1
Acquisitions	37.1	4.9%
Volume	(4.3)	(0.6)
Pricing and product mix	38.8	5.2

2004 Net sales	$827.7	9.5%

      The most significant cause of the net increase in the Dairy Group’s net sales was price increases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in net sales due to price and product mix shown in the above table primarily results from higher raw milk costs in the first quarter of 2004 compared to the first quarter of 2003. These price increases due to increases in the cost of raw milk were offset somewhat by price concessions that were granted in some markets in the summer of 2003 due to the competitive environment. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2004 compared to the first quarter of 2003:

	Quarter Ended March 31*

	2004		2003		% Change

Class I raw skim milk mover(3)	$6.66	(1)	$6.30	(1)	6%
Class I butterfat mover(3)	1.53	(2)	1.18	(2)	30
Class II raw skim milk minimum(4)	6.64	(1)	7.00	(1)	(5)
Class II butterfat minimum(4)	1.92	(2)	1.16	(2)	66

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      The other primary cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Ross Swiss Dairies in January 2004, which contributed a total of $37.1 million in sales during the first quarter of 2004.

      Volume sales of all products, net of the effect of acquisitions, fell 0.6% in the first quarter of 2004 compared to the first quarter of 2003, primarily due to decreased demand.

      The Dairy Group’s cost of sales ratio was higher in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the increase in raw milk costs compared to the prior year.

      The Dairy Group’s operating expense ratio was flat in the first quarter of 2004 and 2003 due to higher sales dollars as a result of higher raw milk prices which were offset by higher operating expenses. Operating expense dollars increased approximately $12.8 million during the first quarter of 2004 compared to the first quarter of 2003. The increase was primarily due to the acquisition of Ross Swiss Dairies, which contributed approximately $9.4 million in operating costs.

      Specialty Foods Group —

	Quarter Ended March 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$165,483	100.0%	$162,938	100.0%
Cost of sales	128,715	77.8	122,381	75.1

Gross profit	36,768	22.2	40,557	24.9
Operating costs and expenses	17,462	10.5	17,366	10.7

Total segment operating income	$19,306	11.7%	$23,191	14.2%

      The Specialty Foods Group’s net sales increased by $2.5 million, or 1.6%, in the first quarter of 2004 versus the first quarter of 2003. The change in net sales from the first quarter of 2003 to the first quarter of 2004 was due to the following:

	Dollars	Percentage

	(Dollars in millions)
2003 Net sales	$162.9
Acquisitions	1.6	1.0%
Volume	(2.0)	(1.2)
Pricing and product mix	3.0	1.8

2004 Net sales	$165.5	1.6%

      The increase in sales was due primarily to increased pricing on non-dairy coffee creamers. The Specialty Foods Group’s sales were also affected by the acquisition of the Cremora powdered non-dairy coffee creamer business in December 2003.

      The increases in pricing were substantially offset by a 1% decline in pickle volumes in the first quarter of 2004 compared to the first quarter of 2003 due to the bankruptcy of a large customer. Aseptic product volumes also declined by 15% during the first quarter of 2004 compared to the same period of the prior year due to reduced sales to certain customers as a result of the relocation of certain production lines. These decreases were partially offset by an increase in unit volumes of nutritional beverages due to increased demand.

      The Specialty Foods Group’s cost of sales ratio increased in the first quarter of 2004. Approximately $3.7 million of this increase was due to substantially higher commodity costs, particularly soybean oil, casein, and cheese, as well as increases in glass and other packaging costs.

      Operating expenses for the Specialty Foods Group remained flat, and the operating expense ratio improved slightly due to increased sales.

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

Conclusions

      Based upon our most recent controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the first quarter of 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(Principal Accounting Officer)

May 14, 2004

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