Form 10-Q
period 2004-06-30
DEAN HOLDING CO
filed 2004-08-16
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2004

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

Page

Part I — Financial Information	3
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4 — Controls and Procedures	24
Part II — Other Information	26
Item 6 — Exhibits and Reports on Form 8-K	26
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I — Financial Information

Item 1.	Financial Statements

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,375	$23,963
Accounts receivable, net	306,273	269,792
Inventories	240,482	234,311
Deferred income taxes	77,468	71,946
Prepaid expenses and other current assets	19,779	16,047

Total current assets	655,377	616,059
Property, plant and equipment, net	635,921	638,267
Goodwill	1,424,810	1,421,711
Identifiable intangible and other assets	227,866	230,570

Total	$2,943,974	$2,906,607

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$365,885	$345,806
Income taxes payable	5,642	37,475
Current portion of long-term debt	98,755	3,509

Total current liabilities	470,282	386,790
Long-term debt	657,776	794,062
Other long-term liabilities	158,874	174,044
Deferred income taxes	226,351	212,889
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, 1,000 shares issued and outstanding
Additional paid-in capital	1,391,901	1,369,392
Retained earnings	382,836	310,529
Receivable from parent	(334,204)	(330,651)
Accumulated other comprehensive income	(9,842)	(10,448)

Total stockholder’s equity	1,430,691	1,338,822

Total	$2,943,974	$2,906,607

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(unaudited)		(unaudited)
Net sales	$1,125,817	$949,438	$2,118,983	$1,868,501
Cost of sales	874,121	704,661	1,623,691	1,388,759

Gross profit	251,696	244,777	495,292	479,742
Operating costs and expenses:
Selling and distribution	141,646	129,722	281,388	257,992
General and administrative	32,576	29,357	67,375	62,427
Amortization expense	631	608	1,261	1,783
Plant closing and rationalization costs, net	(20)	525	2,682	525

Total operating costs and expenses	174,833	160,212	352,706	322,727

Operating income	76,863	84,565	142,586	157,015
Other (income) expense:
Interest expense, net	13,759	13,736	27,598	27,306
Other (income) expense, net	485	(414)	(1,482)	(697)

Total other (income) expense	14,244	13,322	26,116	26,609

Income before income taxes	62,619	71,243	116,470	130,406
Income taxes	23,736	27,135	44,163	49,836

Net income	$38,883	$44,108	$72,307	$80,570

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30

	2004	2003

	(unaudited)
Cash Flows From Operating Activities
Net Income	$72,307	$80,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,675	36,228
Loss (gain) on disposition of assets	(2,106)	199
Deferred income taxes	7,940	22,193
Other, net	1,043	(429)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25,321)	8,074
Inventories	(2,973)	4,883
Prepaid expenses and other assets	793	2,078
Accounts payable, accrued expenses and other liabilities	(5,926)	(52,157)
Income taxes payable	(16,045)	(23,314)

Net cash provided by operating activities	71,387	78,325
Cash Flows From Investing Activities
Net additions to property, plant and equipment	(36,240)	(43,188)
Cash outflows for acquisitions	(26,461)	(637)
Proceeds from sale of fixed assets	3,374	1,889

Net cash used in investing activities	(59,327)	(41,936)
Cash Flows From Financing Activities
Proceeds from issuance of debt		43,672
Repayment of debt	(43,604)
Additional investment from parent	22,509
Distribution to parent	(3,553)	(92,746)

Net cash used in financing activities	(24,648)	(49,074)

Decrease in cash and cash equivalents	(12,588)	(12,685)
Cash and cash equivalents, beginning of period	23,963	27,831

Cash and cash equivalents, end of period	$11,375	$15,146

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.	General

      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform our 2003 Consolidated Financial Statements to the current classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2004 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this report should be read in conjunction with our 2003 Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 30, 2004).

      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.

      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, a portion of which is then allocated to us. Dean Foods Company charged us management fees of $10 million and $9.2 million for the second quarter of 2004 and 2003, respectively, and $20.1 million and $18.5 million for the first half of 2004 and 2003, respectively. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Receivable from Parent” on our balance sheet.

      Recently Adopted Accounting Pronouncements — In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” in an attempt to improve financial statement disclosures regarding defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, we are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The expanded disclosure requirements are included in this report.

      Recently Issued Accounting Pronouncements — On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor medical programs for certain of our United States retirees and expect that this legislation will reduce the costs for some of these programs. In April 2004, the FASB issued Staff Position (“FSP”) No. FAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. We are currently evaluating the impact of the FSP on our Consolidated Financial Statements.

      Shipping and Handling Fees — Our shipping and handling costs are included in both costs of sales and selling and distribution expense, depending on the nature of the cost. Shipping and handling costs

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in cost of sales include inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $107.9 million and $94.4 million in the second quarter of 2004 and 2003, respectively, and $215.5 million and $189.3 million during the first six months of 2004 and 2003, respectively.

2.	Acquisition

      On January 26, 2004, the Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We transitioned the majority of Ross Swiss Dairies’ manufacturing needs into our southern California plants in May 2004. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under Dean Foods Company’s receivables-backed facility.

      We have not completed the final allocation of purchase price to the fair values of assets and liabilities acquired in 2004 and late 2003, or the related business integration plans. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

3.	Inventories

	At June 30,	At December 31,
	2004	2003

	(In thousands)
Raw materials and supplies	$68,494	$71,331
Finished goods	171,988	162,980

Total	$240,482	$234,311

      Approximately $65.5 million and $97.6 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at June 30, 2004 and December 31, 2003, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets

      Changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

		Specialty
		Foods
	Dairy Group	Group	Total

	(In thousands)
Balance at January 1, 2004	$1,109,921	$311,790	$1,421,711
Acquisitions	20,466		20,466
Purchasing accounting adjustments	(12,597)	(4,770)	(17,367)

Balance at June 30, 2004	$1,117,790	$307,020	$1,424,810

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2004 and December 31, 2003 are as follows:

	At June 30, 2004			At December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$190,010		$190,010	$190,010		$190,010
Intangible assets with finite lives:
Customer-related	30,240	$(8,152)	22,088	28,455	$(6,514)	21,941

Total	$220,250	$(8,152)	$212,098	$218,465	$(6,514)	$211,951

      Amortization expense on intangible assets for the three months ended June 30, 2004 and 2003 was $0.8 million for both periods, and $1.6 million and $2 million for the six months ended June 30, 2004 and 2003, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2005	$3.2 million
2006	3.2 million
2007	3.1 million
2008	3.0 million
2009	3.0 million

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt

	At June 30, 2004		At December 31, 2003

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
$100 million senior notes maturing in 2005	$98,644	6.750%	$98,006	6.750%
$250 million senior notes maturing in 2007	250,354	8.150	250,402	8.150
$200 million senior notes maturing in 2009	187,007	6.625	186,070	6.625
$150 million senior notes maturing in 2017	126,633	6.900	126,185	6.900
Receivables-backed facility	93,379	2.010	125,174	1.838
Industrial development revenue bonds			11,700	1.35-1.40
Capital lease obligations and other	514		34

	756,531		797,571
Less current portion	(98,755)		(3,509)

Total	$657,776		$794,062

      Senior Notes — We had $700 million (face value) of senior notes outstanding at June 30, 2004. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real estate interests and a prohibition against granting liens on the stock of our subsidiaries. The indentures also place certain restrictions on our ability to divest assets not in the ordinary course of business. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Condensed Consolidated Financial Statements.

      Receivables-Backed Facility — We participate in Dean Foods Company’s $500 million receivables securitization facility. Certain of our subsidiaries sell their accounts receivable to wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement.

      Industrial Development Revenue Bond — During 2004, we repaid the remaining principal balances of our outstanding industrial development bonds, which had an aggregate outstanding principal balance of $11.7 million at December 31, 2003.

      Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt include various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income

      Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $38.5 million and $72.9 million for the second quarter and first half of 2004. The amounts of income tax benefit allocated to each component of other comprehensive income during the six months ended June 30, 2004 are included below.

	Pre-Tax
	Income	Tax	Net
	(Loss)	Benefit	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2003	$(15,906)	$5,458	$(10,448)
Cumulative translation adjustment arising during period	943		943

Accumulated other comprehensive income, March 31, 2004	(14,963)	5,458	(9,505)
Cumulative translation adjustment arising during period	(337)		(337)

Accumulated other comprehensive income, June 30, 2004.	$(15,300)	$5,458	$(9,842)

7.	Employee Retirement and Postretirement Benefits

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$282	$251	$563	$502
Interest cost	2,724	2,628	5,448	5,257
Expected return on plan assets	(1,699)	(1,255)	(3,398)	(2,511)
Amortizations:
Prior service cost	126	125	251	251
Unrecognized net loss	75	54	149	108
Effect of settlement	225		450

Net period benefit cost	$1,733	$1,803	$3,463	$3,607

      We expect to contribute $30.6 million to our pension plans during 2004.

      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three
	Months		Six Months
	Ended		Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$241	$245	$482	$489
Interest cost	232	170	464	340
Amortizations:
Unrecognized net loss	68	21	136	42

Net period benefit cost	$541	$436	$1,082	$871

      We expect to contribute $2 million to our postretirement health plans during 2004.

8.	Plant Closing and Rationalization Costs

      Plant Closing and Rationalization Costs — As part of our overall rationalization and cost reduction program, we recorded net costs of $2.7 million and $0.5 million during the first six months of 2004 and 2003, respectively.

      The charges recorded during the first six months of 2004 are primarily related to the closing of two Dairy Group manufacturing facilities in California.

      These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges of approximately $1.4 million related to shutdown and other costs. The majority of these additional charges are expected to be completed by December of 2004.

      The principal components of our overall rationalization and cost reduction program include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare the abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at June 30, 2004 was approximately $3.9 million. We are marketing these properties for sale.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity with respect to plant closing and rationalization is summarized below:

	Accrued	Six Months Ended		Accrued
	Charges at	June 30, 2004		Charges at
	December 31,			June 30,
	2003	Charges	Payments	2004

	(In thousands)
Cash charges:
Workforce reduction costs	$3,547	$(529)	$(2,318)	$700
Shutdown costs		1,243	(1,243)
Lease obligations after shutdown		338	(181)	157
Other		2,097	(2,097)

Subtotal	$3,547	3,149	$(5,839)	$857

Noncash charges:
Net gain on sale of assets		(467)

Total charges		$2,682

      Transaction Closing Costs — As part of our acquisition by Dean Foods Company, we accrued costs in 2002 pursuant to a plan to exit certain activities and businesses in order to rationalize production and reduce costs and inefficiencies. As part of this plan we closed two Specialty Foods Group plants in Atkins, Arkansas and Cairo, Georgia, and one Dairy Group plant in Escondido, California. We also eliminated our administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, shut down two pickle tank yards and relocated production between plants as part of our overall integration and efficiency efforts.

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

      Activity with respect to these liabilities for the first six months of 2004 is summarized below:

	Accrued	Six Months Ended		Accrued
	Charges at	June 30, 2004		Charges at
	December 31,			June 30,
	2003	Payments	Adjustments	2004

	(In thousands)
Workforce reduction costs	$2,181	$(253)	$(456)	$1,472
Shutdown costs	4,064	(493)	(1,016)	2,555

Total	$6,245	$(746)	$(1,472)	$4,027

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. At June 30, 2004 the senior credit facility provided for a $1 billion multi-currency revolving line of credit (which provides for borrowings up to $200 million in euros), a Tranche A $1 billion term loan, Tranche B $750 million term loan and a Tranche C $400 million term loan. At June 30, 2004 there were outstanding term loan borrowings of $1.99 billion under this facility, and $188.1 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $101.2 million were issued but undrawn. At June 30, 2004 approximately $710.7 million was available for future borrowings under Dean Foods Company’s revolving credit facility. Dean Foods Company is currently in compliance with all covenants contained in their credit agreement.

      Principal payments are required on Dean Foods Company’s Tranche A term loan as follows:

•	$37.5 million quarterly beginning on September 30, 2003 through December 31, 2004;

•	$43.75 million quarterly on March 31, 2005 through December 31, 2005;

•	$50 million quarterly on March 31, 2006 through December 31, 2006;

•	$62.5 million quarterly on March 31, 2007 and June 30, 2007; and

•	A final payment of $275 million on July 15, 2007.

      Principal payments are required on the Tranche B term loan as follows:

•	$1.875 million quarterly beginning on September 30, 2003 through December 31, 2007;

•	$358.1 million on each of March 31, 2008 and July 15, 2008.

      Principal payments required on the Tranche C term loan are as follows:

•	$1 million quarterly beginning on June 30, 2004 through December 31, 2007;

•	$192.5 million on March 31, 2008; and

•	$192.5 million on July 15, 2008.

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

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The credit facility is secured by liens on substantially all of Dean Foods Company’s domestic assets (including ours and those of our subsidiaries, but excluding the capital stock of our subsidiaries and the real property owned by us and our subsidiaries).

      The agreement contains standard default triggers including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of Dean Foods Company’s other debt, a change in control and certain other material adverse changes in their business. The agreement does not contain any default triggers based on Dean Foods Company’s credit rating.

      Dean Foods Company expects to finalize a significant amendment to their credit facility in mid-August 2004. See Note 11.

      Insurance — We retain selected levels of property and casualty risks, primarily related to employee healthcare, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range from $350,000 for medical claims to $2 million for casualty claims. We believe we have established adequate reserves to cover these claims.

      Litigation, Investigations and Audits — We and our subsidiaries are parties from time to time to certain other claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

10.     Business and Geographic Information and Major Customers

      We currently have two reportable segments: the Dairy Group and the Specialty Foods Group.

      Our Dairy Group is our largest segment. It manufactures, markets and distributes a wide variety of “dairy case” products, such as milk, cream, ice cream, cultured dairy products and juices to retailers distributors, foodservice outlets, schools and governmental entities across the United States, under customer labels and under proprietary local and regional brands.

      The Specialty Foods Group is the nation’s leading pickle processor, and one of the largest manufacturers and sellers of powdered non-dairy coffee creamers in the United States. The Specialty Foods Group also manufactures and sells a variety of specialty foods, such as powdered ingredients, aseptic sauces and nutritional beverages.

      We evaluate the performance of our segments based on operating profit or loss before gains and losses on sale of assets, plant closing and rationalization costs and foreign exchange gains and losses. Therefore, the segment profit or loss presented below is before such items.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2003 Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands)
Net sales to external customers:
Dairy Group	$951,649	$773,762	$1,779,332	$1,529,887
Specialty Foods Group	174,168	175,676	339,651	338,614

Total	$1,125,817	$949,438	$2,118,983	$1,868,501

Operating income:
Dairy Group	$68,696	$69,566	$129,590	$130,463
Specialty Foods Group	19,832	26,584	39,138	49,775
Corporate/Other	(11,685)	(11,060)	(23,460)	(22,698)

Segment operating income	76,843	85,090	145,268	157,540
Plant closing and rationalization costs, net	(20)	525	2,682	525

Total	$76,863	$84,565	$142,586	$157,015

	At June 30

	2004	2003

	(In thousands)
Assets:
Dairy Group	$2,244,640	$2,156,034
Specialty Foods Group	609,899	597,810
Corporate/Other	89,435	93,626

Total	$2,943,974	$2,847,470

      Substantially all of our business is within the United States.

      Significant Customers — The Dairy Group and Specialty Foods Group segments had one customer that represented greater than 10% of their sales in the first six months of 2004. Approximately 12.9% of our consolidated sales in the first six months of 2004 were to that same customer.

11.     Subsequent Events

      On August 13, 2004, Dean Foods Company completed an amendment to its senior credit facility that (1) increased the size of its revolving credit facility from $1 billion to $1.5 billion, (2) increased the size of its term loan A from $850 million to $1.5 billion, and (3) eliminated term loans B and C. Previously, the interest rate on the revolving credit facility and the term loan A was either, at Dean Foods Company’s election, a base rate (defined as the higher of the federal funds rate plus 50 basis points or the prime rate) plus a margin that varied from 0 to 75 basis points depending on its leverage ratio (which is the ratio of indebtedness to EBITDA, as such terms are defined in the credit agreement), or LIBOR plus a margin that varied from 125 to 200 basis points, which depended on its leverage ratio. With this amendment, both the revolver and the term loan bear interest, at Dean Foods Company’s election, at the base rate plus a margin that varies from 0 to 62.5 basis points depending on its credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 75 to 187.5, depending on its credit ratings (as issued by Standard & Poor’s and Moody’s). The maturity date of the revolving credit facility

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the term loan A was extended from July 2007 to August 2009, and the amortization of the term loan A changed so that no principal payments are due in 2004 or 2005, and principal payments totaling $56.3 million, $225 million, $431.3 million and $787.5 million are due in 2006, 2007, 2008 and 2009, respectively. Also, the net worth covenant was eliminated, the maximum leverage ratio requirement is fixed at 4 to 1 and the minimum interest coverage requirement is fixed at 3 to 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We are a wholly-owned subsidiary of Dean Foods Company. Our operations consist of two segments: the Dairy Group and the Specialty Foods Group. Our Dairy Group is part of the Dairy Group segment of Dean Foods Company and our Specialty Foods Group segment comprises the entirety of Dean Foods Company’s Specialty Foods Group segment.

      As permitted by General Instruction H to Form 10-Q, in lieu of providing the information required by Item 2, we are providing only the information required by General Instruction H(2)(a).

Results of Operations

      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Quarter Ended June 30				Six Months Ended June 30

	2004		2003		2004		2003

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$1,125,817	100.0%	$949,438	100.0%	$2,118,983	100.0%	$1,868,501	100.0%
Cost of sales	874,121	77.6	704,661	74.2	1,623,691	76.6	1,388,759	74.3

Gross profit	251,696	22.4	244,777	25.8	495,292	23.4	479,742	25.7
Operating costs and expenses:
Selling and distribution	141,646	12.6	129,722	13.7	281,388	13.3	257,992	13.8
General and administrative	32,576	2.9	29,357	3.0	67,375	3.2	62,427	3.4
Amortization expense	631	0.1	608	0.1	1,261	0.1	1,783	0.1
Plant closing and rationalization costs, net	(20)		525	0.1	2,682	0.1	525

Total operating expenses	174,833	15.6	160,212	16.9	352,706	16.7	322,727	17.3

Total operating income	$76,863	6.8%	$84,565	8.9%	$142,586	6.7%	$157,015	8.4%

     Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

      Net Sales — Consolidated net sales increased approximately 18.6% to $1.13 billion during the second quarter of 2004 from $949.4 million during the second quarter of 2003. Net sales by segment are shown in the table below.

	Quarter Ended June 30

			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

	(Dollars in thousands)
Dairy Group	$951,649	$773,762	$177,887	23.0%
Specialty Foods Group	174,168	175,676	(1,508)	(0.9)

Total	$1,125,817	$949,438	$176,379	18.6%

      The change in net sales was due to the following:

	Quarter Ended June 30, 2004 vs. Quarter Ended
	June 30, 2003

		Pricing, Volume
		and Product	Total
	Acquisitions	Mix Changes	Increase/(Decrease)

	(In thousands)
Dairy Group	$38,706	$139,181	$177,887
Specialty Foods Group	2,250	(3,758)	(1,508)

Total	$40,956	$135,423	$176,379

      Net sales for the second quarter of 2004 increased approximately $176.4 million compared to the second quarter of 2003 primarily due to higher selling prices at the Dairy Group resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Ross Swiss Dairies in the Dairy Group segment and Cremora in our Specialty Foods Group segment.

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 77.6% in the second quarter of 2004 compared to 74.2% in the second quarter of 2003. Increased raw material costs affected both of our segments in 2004.

      See “— Results by Segment” for more information.

      Operating Costs and Expenses — Our operating expenses increased approximately $14.6 million during the second quarter of 2004 as compared to the same period in the prior year. Operating expenses increased primarily due to:

•	Acquisitions, which represented approximately $9 million of the increase; and

•	Distribution costs, which were approximately $6.7 million higher in the second quarter of 2004 compared to last year partially due to higher fuel costs at both our segments.

These increases were slightly offset by a decrease of approximately $0.5 million in net plant closing and rationalization costs. Our operating expense ratio decreased to 15.6% in the second quarter of 2004 compared to 16.9% during the second quarter of 2003, due to the effect of increased sales.

      Operating Income — Operating income during the second quarter of 2004 was $76.9 million, a decrease of $7.7 million from the second quarter of 2003 operating income of $84.6 million. Our operating margin in the second quarter of 2004 was 6.8% compared to 8.9% in the second quarter of 2003. Our operating income decreased primarily as a result of higher raw material costs and our operating margin decreased for the same reason, in addition to the effect of increased sales. See “— Results by Segment” for more information.

      Other (Income) Expense — Total other expense increased by $0.9 million in the second quarter of 2004 compared to the second quarter of 2003. Interest expense was relatively flat at $13.8 million in the second quarter of 2004 as compared to $13.7 million in the second quarter of 2003.

      Income Taxes — Income tax expense was recorded at an effective rate of 37.9% in the second quarter of 2004 compared to 38.1% in the second quarter of 2003. Our tax rate varies as the mix of earnings contributed by our various business unit changes, and as tax savings initiatives are adopted.

     Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003 — Results by Segment

Dairy Group —

	Quarter Ended June 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$951,649	100.0%	$773,762	100.0%
Cost of sales	738,753	77.6	573,903	74.2

Gross profit	212,896	22.4	199,859	25.8
Operating costs and expenses	144,200	15.2	130,293	16.8

Total segment operating income	$68,696	7.2%	$69,566	9.0%

      The Dairy Group’s net sales increased by approximately $177.9 million, or 23%, in the second quarter of 2004 versus the second quarter of 2003. The change in net sales from the second quarter of 2003 to the second quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$773.7
Acquisitions	38.7	5.0%
Volume	(16.2)	(2.1)
Pricing and product mix	155.4	20.1

2004 Net sales	$951.6	23.0%

      The most significant cause of the increase in the Dairy Group’s net sales was price increases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in net sales due to price and product mix shown in the above table primarily results from higher raw milk costs in the second quarter of 2004 compared to the second quarter of 2003. These price increases due to increases in the cost of raw milk were offset somewhat by the effect of price concessions that were granted in some markets in the third quarter of 2003 due to the competitive environment. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat (which are indicators of the prices we pay for raw milk) for the second quarter of 2004 compared to the second quarter of 2003:

	Quarter Ended June 30*

	2004		2003		% Change

Class I raw skim milk mover(1)	$10.15	(2)	$5.92	(2)	71.5%
Class I butterfat mover(1)	2.38	(3)	1.14	(3)	108.8
Class II raw skim milk minimum(4)	6.77	(2)	6.62	(2)	2.3
Class II butterfat minimum(4)	2.38	(3)	1.16	(3)	105.2

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      The other cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Ross Swiss Dairies in January 2004, which contributed $38.7 million in sales during the second quarter of 2004.

      Volume sales of all products, net of the effect of acquisitions, fell approximately 2.1% in the second quarter of 2004 compared to the second quarter of 2003, primarily due to decreased demand.

      The Dairy Group’s cost of sales ratio was significantly higher in the second quarter of 2004 compared to the second quarter of 2003, almost entirely due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 71.5% higher in the second quarter of 2004 compared to the second quarter of 2003.

      The Dairy Group’s operating expenses increased approximately $13.9 million during the second quarter of 2004 compared to the second quarter of 2003. The increase was primarily due to acquisitions, which contributed approximately $9 million in operating costs, and due to higher distribution expenses related to an increase in fuel costs. Despite the increased operating expenses, the Dairy Group’s operating expense ratio decreased to 15.2% in the second quarter of 2004 from 16.8% in the second quarter of 2003 due to the effect of increased sales.

      Specialty Foods Group —

	Quarter Ended June 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$174,168	100.0%	$175,676	100.0%
Cost of sales	135,492	77.8	131,194	74.7

Gross profit	38,676	22.2	44,482	25.3
Operating costs and expenses	18,844	10.8	17,898	10.2

Total segment operating income	$19,832	11.4%	$26,584	15.1%

      The Specialty Foods Group’s net sales decreased by $1.5 million, or 0.9%, in the second quarter of 2004 versus the second quarter of 2003. The change in net sales from the second quarter of 2003 to the second quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$175.7
Acquisitions	2.3	1.3%
Volume	1.6	0.9
Pricing and product mix	(5.4)	(3.1)

2004 Net sales	$174.2	(0.9)%

      The net decrease in sales was primarily due to a shift in product mix as volumes of products with a higher sales price declined. The nutritional drink and aseptic product categories, which have a higher sales price, were down approximately $7 million and $2 million, respectively, for the second quarter of 2004 compared to the second quarter of 2003, primarily due to decreased consumer demand and the loss of a significant co-pack customer. These decreases were partly offset by an increase in non-dairy coffee creamer sales of approximately $6 million (net of the effect of the acquisition of Cremora) as a result of increased pricing.

      Despite a decrease in sales, the Specialty Foods Group’s cost of sales increased by approximately $4.3 million, and its cost of sales ratio increased to 77.8% in the second quarter of 2004 versus 74.7% in the second quarter of 2003. This increase was due to substantially higher commodity costs, particularly soybean oil, casein and cheese as well as increases in glass and other packaging costs.

      Operating expenses for the Specialty Foods Group increased slightly by $0.9 million and the operating expense ratio increased to 10.8% in the second quarter of 2004 as compared to 10.2% in the second quarter of 2003. The increase in operating expenses was primarily due to an increase in distribution expenses related to higher fuel costs.

     First Six Months of 2004 Compared to the First Six Months of 2003 — Consolidated Results

      Net Sales — Consolidated net sales increased approximately 13.4% to $2.12 billion during the first six months of 2004 from $1.87 billion during the first six months of 2003. Net sales by segment are shown in the table below.

	Six Months Ended June 30

	2004	2003	$ Increase	% Increase

	(In thousands)
Dairy Group	$1,779,332	$1,529,887	$249,445	16.3%
Specialty Foods Group	339,651	338,614	1,037	0.3

Total	$2,118,983	$1,868,501	$250,482	13.4%

      The change in net sales was due to the following:

	Six Months Ended June 30, 2004 vs. Six Months
	Ended June 30, 2003

		Pricing, Volume
		and Product	Total
	Acquisitions	Mix Changes	Increase

	(In thousands)
Dairy Group	$75,762	$173,683	$249,445
Specialty Foods Group	3,838	(2,801)	1,037

Total	$79,600	$170,882	$250,482

      Net sales for the first six months of 2004 increased approximately $250.5 million compared to the same period in the prior year primarily due to higher selling prices at the Dairy Group resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Ross Swiss Dairies in the Dairy Group segment and Cremora in our Specialty Foods Group segment.

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 76.6% in the first six months of 2004 compared to 74.3% in the first six months of 2003. Increased raw material costs affected both of our segments in 2004.

      See “— Results by Segment” for more information.

      Operating Costs and Expenses — Our operating expenses increased approximately $30 million during the first six months of 2004 as compared to the same period in the prior year. Operating expenses increased primarily due to the following:

•	Acquisitions, which represented approximately $18.4 million of the increase;

•	Distribution costs, which were approximately $12.5 million higher in the second quarter of 2004 compared to last year partially due to higher fuel costs across both our segments; and

•	Net plant closing and rationalization costs that were approximately $2.2 million higher than last year.

      Our operating expense ratio decreased to 16.7% for the first six months of 2004 from 17.3% during the first six months of 2003, due to the effects of increased sales.

      Operating Income — Operating income during the first six months of 2004 was $142.6 million, a decrease of $14.4 million from the first six months of 2003 operating income of $157 million. Our operating margin in the first six months of 2004 was 6.7% compared to 8.4% in the first six months of

2003. Our operating margin decreased primarily as a result of higher raw material costs and the effect of increased sales. See “— Results by Segment” for more information.

      Other (Income) Expense — Total other expense decreased by $0.5 million in the first six months of 2004 compared to the first six months of 2003. Interest expense was relatively flat at $27.6 million in the second quarter of 2004 as compared to $27.3 million in the second quarter of 2003.

      Income Taxes — Income tax expense was recorded at an effective rate of 37.9% in the first six months of 2004 compared to 38.2% in the first six months of 2003. Our tax rate varies as the mix of earnings contributed by our various business unit changes, and as tax savings initiatives are adopted.

     First Six Months of 2004 Compared to the First Six Months of 2003 — Results by Segment

      Dairy Group —

	Six Months Ended June 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$1,779,332	100.0%	$1,529,887	100.0%
Cost of sales	1,359,828	76.4	1,136,250	74.3

Gross profit	419,504	23.6	393,637	25.7
Operating costs and expenses	289,914	16.3	263,174	17.2

Total segment operating income	$129,590	7.3%	$130,463	8.5%

      The Dairy Group’s net sales increased by approximately $249.4 million, or 16.3%, in the first six months of 2004 versus the first six months of 2003. The change in net sales from the first six months of 2003 to the first six months of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$1,529.9
Acquisitions	75.8	5.0%
Volume	(19.9)	(1.3)
Pricing and product mix	193.5	12.6

2004 Net sales	$1,779.3	16.3%

      The most significant cause of the increase in the Dairy Group’s net sales was price increases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in net sales due to price and product mix shown in the above table primarily results from higher raw milk costs in the first six months of 2004 compared to the first six months of 2003. These price increases due to increases in the cost of raw milk were offset somewhat by the effects of price concessions that were granted in some markets in the third quarter of 2003 due to the competitive environment. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2004 compared to the first six months of 2003:

	Six Months Ended June 30*

	2004	2003	% Change

Class I raw skim milk mover(1)	$8.40(2)	$6.11(2)	37.5%
Class I butterfat mover(1)	1.96(3)	1.16(3)	69.0
Class II raw skim milk minimum(4)	6.71(2)	6.81(2)	(1.5)
Class II butterfat minimum(4)	2.15(3)	1.16(3)	85.3

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      The other cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Ross Swiss Dairies in January 2004, which contributed $75.8 million in sales during the first six months of 2004.

      Volume sales of all products, net of the effect of acquisitions, fell approximately 1.3% in the first six months of 2004 compared to the first six months of 2003, primarily due to decreased demand.

      The Dairy Group’s cost of sales ratio was substantially higher in the first six months of 2004 compared to the first six months of 2003 primarily due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 37.5% higher in the second quarter of 2004 than in the second quarter of 2003.

      The Dairy Group’s operating expenses increased approximately $26.7 million during the first six months of 2004 compared to the first six months of 2003 primarily due to acquisitions, which contributed approximately $18.4 million in operating costs and to an increase in fuel costs. The Dairy Group’s operating expense ratio decreased to 16.3% in the first six months of 2004 from 17.2% in the first six months of 2003 due to the effect of increased sales.

          Specialty Foods Group —

	Six Months Ended June 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$339,651	100.0%	$338,614	100.0%
Cost of sales	264,207	77.8	253,575	74.9

Gross profit	75,444	22.2	85,039	25.1
Operating costs and expenses	36,306	10.7	35,264	10.4

Total segment operating income	$39,138	11.5%	$49,775	14.7%

      The Specialty Foods Group’s net sales increased by $1 million, or 0.3%, in the first six months of 2004 versus the first six months of 2003. The change in net sales from the first six months of 2003 to the first six months of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$338.6
Acquisitions	3.9	1.1%
Volume	(0.4)	(0.1)
Pricing and product mix	(2.4)	(0.7)

2004 Net sales	$339.7	0.3%

      The increase was due to the acquisition of Cremora in December 2003. This increase was offset by a net decrease in sales due to a shift in product mix as volumes of products with a higher sales price declined. The aseptic product and nutritional drink categories, which have a higher sales price, were down approximately $5 million and $3 million, respectively, for the first six months of 2004 compared to the first six months of 2003, primarily due to decreased consumer demand and the loss of a significant co-pack customer. Pickle sales also declined approximately $3 million primarily due to an increase in promotional spending (which is required to be recorded as a reduction of revenue) in response to competition. These decreases were partly offset by an increase in non-dairy coffee creamer sales of approximately $8 million (net of the effects of the acquisition of Cremora) as a result of higher volumes and increased pricing.

      The Specialty Foods Group’s cost of sales ratio increased from 74.9% for the first six months of 2003 to 77.8% for the first six months of 2004, primarily due to substantially higher commodity costs, particularly soybean oil, casein and cheese as well as increases in glass and other packaging costs.

      Operating expenses for the Specialty Foods Group increased approximately $1 million primarily related to increased distribution expenses as a result of higher fuel costs.

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

Conclusions

      Based upon our most recent controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the three months ended June 30, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(Principal Accounting Officer)

August 16, 2004

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