Form 10-Q
period 2004-09-30
DEAN HOLDING CO
filed 2004-11-15
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2004

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

Page

Part I — Financial Information	3
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4 — Controls and Procedures	23
Part II — Other Information	25
Item 6 — Exhibits	25
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I — Financial Information

Item 1.	Financial Statements

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2004	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,417	$23,963
Accounts receivable, net	288,864	269,792
Inventories	249,577	234,311
Deferred income taxes	70,468	71,946
Prepaid expenses and other current assets	21,804	16,047

Total current assets	637,130	616,059
Property, plant and equipment, net	628,067	638,267
Goodwill	1,425,524	1,421,711
Identifiable intangible and other assets	227,431	230,570

Total	$2,918,152	$2,906,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$344,396	$345,806
Income taxes payable	5,419	37,475
Current portion of long-term debt	99,090	3,509

Total current liabilities	448,905	386,790
Long-term debt	754,192	794,062
Deferred income taxes	230,731	212,889
Other long-term liabilities	146,664	174,044
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,391,912	1,369,392
Retained earnings	405,902	310,529
Receivable from parent	(450,421)	(330,651)
Accumulated other comprehensive income	(9,733)	(10,448)

Total stockholder’s equity	1,337,660	1,338,822

Total	$2,918,152	$2,906,607

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

	(unaudited)		(unaudited)
Net sales	$1,103,722	$979,867	$3,222,705	$2,848,368
Cost of sales	863,551	738,050	2,487,242	2,126,809

Gross profit	240,171	241,817	735,463	721,559
Operating costs and expenses:
Selling and distribution	145,405	128,683	426,793	386,675
General and administrative	33,171	34,887	100,546	97,314
Amortization expense	691	628	1,952	2,411
Facility closing and reorganization cost	10,421	462	13,103	987

Total operating costs and expenses	189,688	164,660	542,394	487,387

Operating income	50,483	77,157	193,069	234,172
Other (income) expense:
Interest expense, net	13,999	13,934	41,597	41,240
Other income, net	(93)	(481)	(1,575)	(1,178)

Total other (income) expense	13,906	13,453	40,022	40,062

Income before income taxes	36,577	63,704	153,047	194,110
Income taxes	13,511	22,668	57,674	72,504

Net income	$23,066	$41,036	$95,373	$121,606

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30

	2004	2003

	(unaudited)
Cash Flows From Operating Activities
Net Income	$95,373	$121,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,029	54,860
Gain on disposition of assets	(1,607)	(145)
Write-down of impaired assets	8,308	—
Deferred income taxes	19,320	67,120
Other, net	170	(618)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,912)	(6,053)
Inventories	(13,587)	(39,906)
Prepaid expenses and other assets	2,316	3,876
Accounts payable, accrued expenses and other liabilities	(39,820)	(35,847)
Income taxes payable	(16,268)	(23,410)

Net cash provided by operating activities	109,322	141,483
Cash Flows From Investing Activities
Net additions to property, plant and equipment	(58,935)	(63,580)
Cash outflows for acquisitions	(26,472)	(1,187)
Proceeds from sale of fixed assets	3,668	2,444

Net cash used in investing activities	(81,739)	(62,323)
Cash Flows From Financing Activities
Proceeds from issuance of debt	63,821	—
Repayment of debt	(11,700)	(5,071)
Additional investment from parent	22,520	—
Distribution to parent	(119,770)	(91,076)

Net cash used in financing activities	(45,129)	(96,147)

Decrease in cash and cash equivalents	(17,546)	(16,987)
Cash and cash equivalents, beginning of period	23,963	27,831

Cash and cash equivalents, end of period	$6,417	$10,844

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(unaudited)

1.	General

      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform our 2003 Consolidated Financial Statements to the current classifications. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended September 30, 2004 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this report should be read in conjunction with our 2003 Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 30, 2004).

      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.

      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, a portion of which is then allocated to us. Dean Foods Company charged us management fees of $10 million and $9.3 million for the third quarter of 2004 and 2003, respectively, and $30.1 million and $27.8 million for the first nine months of 2004 and 2003, respectively. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Receivable from Parent” on our balance sheet.

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

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In April 2004, the FASB issued Staff Position (“FSP”) No. SFAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after September 15, 2004. Substantially all of our postretirement benefits terminate at age 65. Therefore, the FSP will have no material affect on our Condensed Consolidated Financial Statements.

      Shipping and Handling Fees — Our shipping and handling costs are included in both costs of sales and selling and distribution expense, depending on the nature of the cost. Shipping and handling costs included in cost of sales include inventory warehouse costs, product loading and handling costs and costs

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $111.7 million and $96.9 million in the third quarter of 2004 and 2003, respectively, and $327.2 million and $286.2 million during the first nine months of 2004 and 2003, respectively.

2.	Acquisition

      On January 26, 2004, the Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. Now the majority of products distributed by Ross Swiss Dairies are manufactured in our southern California plants. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under Dean Foods Company’s receivables-backed facility.

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

3.	Inventories

	September 30,	December 31,
	2004	2003

	(In thousands)
Raw materials and supplies	$75,528	$71,331
Finished goods	174,049	162,980

Total	$249,577	$234,311

      Approximately $113.6 million and $97.6 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at September 30, 2004 and December 31, 2003, respectively. Our LIFO reserve was $2 million and $1.4 million at September 30, 2004 and December 31, 2003, respectively.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets

      Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

		Specialty
		Foods
	Dairy Group	Group	Total

	(In thousands)
Balance at January 1, 2004	$1,109,921	$311,790	$1,421,711
Acquisitions	22,363	—	22,363
Purchasing accounting adjustments	(12,597)	(5,953)	(18,550)

Balance at September 30, 2004	$1,119,687	$305,837	$1,425,524

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$190,010	$—	$190,010	$190,010	$—	$190,010
Intangible assets with finite lives:
Customer-related	31,179	(8,974)	22,205	28,455	(6,514)	21,941

Total	$221,189	$(8,974)	$212,215	$218,465	$(6,514)	$211,951

      Amortization expense on intangible assets for the three months ended September 30, 2004 and 2003 was $0.8 million for both periods and $2.4 million and $2.9 million for the nine months ended September 30, 2004 and 2003, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2005	$3.6 million
2006	3.6 million
2007	3.4 million
2008	3.4 million
2009	3.4 million

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt

	September 30, 2004		December 31, 2003

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
$100 million senior notes maturing in 2005	$98,973	6.750%	$98,006	6.750%
$250 million senior notes maturing in 2007	250,329	8.150	250,402	8.150
$200 million senior notes maturing in 2009	187,489	6.625	186,070	6.625
$150 million senior notes maturing in 2017	126,865	6.900	126,185	6.900
Receivables-backed facility	189,132	2.140	125,174	1.838
Industrial development revenue bonds	—		11,700	1.35-1.40
Capital lease obligations and other	494		34

	853,282		797,571
Less current portion	(99,090)		(3,509)

Total	$754,192		$794,062

      Senior Notes — We had $700 million (face value) of senior notes outstanding at September 30, 2004. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real estate interests and a prohibition against granting liens on the stock of our subsidiaries. The indentures also place certain restrictions on our ability to divest assets not in the ordinary course of business. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Condensed Consolidated Financial Statements.

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

      Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $23.2 million and $96.1 million for the third quarter and

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first nine months of 2004, respectively. The amounts of income tax benefit allocated to each component of other comprehensive income during the nine months ended September 30, 2004 are included below.

	Pre-Tax
	Income	Tax	Net
	(Loss)	Benefit	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2003	$(15,906)	$5,458	$(10,448)
Cumulative translation adjustment arising during period	715	—	715

Accumulated other comprehensive income, September 30, 2004	$(15,191)	$5,458	$(9,733)

7.	Employee Retirement and Postretirement Benefits

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2004	2003	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$282	$251	$846	$753
Interest cost	2,724	2,628	8,172	7,884
Expected return on plan assets	(1,699)	(1,255)	(5,097)	(3,765)
Amortizations:
Prior service cost	126	125	378	375
Unrecognized net loss	75	54	225	162
Effect of settlement	225	—	675	—

Net period benefit cost	$1,733	$1,803	$5,199	$5,409

      We expect to contribute $30.6 million to our pension plans during 2004.

      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2004	2003	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$241	$245	$723	$735
Interest cost	232	170	696	510
Amortizations:
Unrecognized net loss	68	21	204	63

Net period benefit cost	$541	$436	$1,623	$1,308

      We expect to contribute $2 million to our postretirement health plans during 2004.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Facility Closing and Reorganization Costs

      Facility Closing and Reorganization Costs — As part of our continued rationalization and cost reduction program, we recorded net costs of $13.1 million and $1 million during the first nine months of 2004 and 2003, respectively.

      The charges recorded during the first nine months of 2004 are primarily related to exiting the nutritional beverages business operated by our Specialty Foods Group segment, including closure of a manufacturing facility in Benton Harbor, Michigan. We also closed Dairy Group manufacturing facilities in San Leandro and South Gate, California. These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges of approximately $3 million related to shutdown and other costs. Approximately $2 million and $1 million of these additional charges are expected to be completed by December 2004 and December 2005, respectively.

      The principal components of our continued rationalization and cost reduction program include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at September 30, 2004 was approximately $6.4 million. We are marketing these properties for sale.

      Activity with respect to facility closing and reorganization costs is summarized below:

	Accrued	Nine Months Ended		Accrued
	Charges at	September 30, 2004		Charges at
	December 31,			September 30,
	2003	Charges	Payments	2004

	(In thousands)
Cash charges:
Workforce reduction costs	$3,547	$1,065	$(2,672)	$1,940
Shutdown costs	—	2,015	(2,015)	—
Lease obligations after shutdown	—	371	(224)	147
Other	—	1,344	(1,299)	45

Subtotal	$3,547	4,795	$(6,210)	$2,132

Noncash charges:
Write-down of assets		8,308

Total charges		$13,103

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs that are necessary to clean and prepare the abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.

      During 2004 we recorded certain adjustments to reduce the liability by approximately $1.7 million related to the closures in our Specialty Foods Group segment. These adjustments also reduced goodwill.

      Activity with respect to these liabilities for the first nine months of 2004 is summarized below:

	Accrued	Nine Months Ended		Accrued
	Charges at	September 30, 2004		Charges at
	December 31,			September 30,
	2003	Payments	Adjustments	2004

	(In thousands)
Workforce reduction costs	$2,181	$(282)	$(459)	$1,440
Shutdown costs	4,064	(598)	(1,245)	2,221

Total	$6,245	$(880)	$(1,704)	$3,661

9.	Commitments and Contingencies

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

      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. At September 30, 2004 the senior credit facility provided for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At September 30, 2004 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $640.9 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $101.2 million were issued but undrawn. At September 30, 2004 approximately $757.9 million was available for future borrowings under Dean Foods Company’s revolving credit facility.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Principal payments are required on Dean Foods Company’s term loan as follows:

•	$56.25 million quarterly beginning on December 31, 2006 through September 30, 2008;

•	$262.5 million quarterly on December 31, 2008 through June 30, 2009; and

•	A final payment of $262.5 million on the maturity date of August 13, 2009.

      No principal payments are due on the $1.5 billion revolving credit facility until maturity on August 13, 2009.

      Dean Foods Company’s credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions or recovery events.

      The senior credit facility contains various financial and other restrictive covenants and requires that Dean Foods Company maintain certain financial ratios, including a leverage and interest coverage ratio. Dean Foods Company is currently in compliance with all covenants contained in its credit agreement.

      The credit facility is secured by liens on substantially all of Dean Foods Company’s domestic assets (including ours and those of our subsidiaries, but excluding the capital stock of our subsidiaries and the real property owned by us and our subsidiaries).

      The credit agreement contains standard default triggers including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of Dean Foods Company’s other debt, a change in control and certain other material adverse changes in its business. The credit agreement does not contain any default triggers based on Dean Foods Company’s credit rating.

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

      Our Dairy Group is our largest segment. It manufactures, markets and distributes a wide variety of “dairy case” products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States, under customer labels and under our local and regional brands.

      Our Specialty Foods Group is the nation’s leading private label pickle processor, and one of the largest manufacturers and sellers of powdered non-dairy coffee creamers in the United States. The Specialty Foods Group also manufactures and sells a variety of specialty foods, such as powdered ingredients, aseptic sauces and nutritional beverages. On September 7, 2004 we announced our plan to exit the nutritional beverages business. We expect to cease nutritional beverages production by December 2004.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We evaluate the performance of our segments based on operating profit or loss before gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses. Therefore, the measure of segment profit or loss presented below is before such items.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

	(In thousands)
Net sales to external customers:
Dairy Group	$940,934	$814,119	$2,720,266	$2,344,006
Specialty Foods Group	162,788	165,748	502,439	504,362

Total	$1,103,722	$979,867	$3,222,705	$2,848,368

Operating income:
Dairy Group	$62,524	$62,300	$192,114	$192,763
Specialty Foods Group	10,335	26,462	49,473	76,237
Corporate/ Other	(11,955)	(11,143)	(35,415)	(33,841)

Segment operating income	60,904	77,619	206,172	235,159
Facility closing and reorganization costs	10,421	462	13,103	987

Total	$50,483	$77,157	$193,069	$234,172

	September 30,	December 31,
	2004	2003

	(In thousands)
Assets:
Dairy Group	$2,206,925	$2,186,955
Specialty Foods Group	629,003	635,321
Corporate/ Other	82,224	84,331

Total	$2,918,152	$2,906,607

      Substantially all of our business is within the United States.

      Significant Customers — The Dairy Group and Specialty Foods Group segments each had one customer that represented greater than 10% of their sales in the first nine months of 2004. Approximately 14% of our consolidated sales in the first nine months of 2004 were to that same customer.

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

Results of Operations

      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Quarter Ended September 30				Nine Months Ended September 30

	2004		2003		2004		2003

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$1,103,722	100.0%	$979,867	100.0%	$3,222,705	100.0%	$2,848,368	100.0%
Cost of sales	863,551	78.2	738,050	75.3	2,487,242	77.2	2,126,809	74.7

Gross profit	240,171	21.8	241,817	24.7	735,463	22.8	721,559	25.3
Operating costs and expenses:
Selling and distribution	145,405	13.2	128,683	13.1	426,793	13.2	386,675	13.6
General and administrative	33,171	3.0	34,887	3.6	100,546	3.1	97,314	3.4
Amortization expense	691	0.1	628	0.1	1,952	0.1	2,411	0.1
Facility closing and reorganization costs	10,421	0.9	462		13,103	0.4	987

Total operating expenses	189,688	17.2	164,660	16.8	542,394	16.8	487,387	17.1

Total operating income	$50,483	4.6%	$77,157	7.9%	$193,069	6.0%	$234,172	8.2%

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003 — Consolidated Results

      Net Sales — Consolidated net sales increased approximately 12.6% to $1.1 billion during the third quarter of 2004 from $979.9 million during the third quarter of 2003. Net sales by segment are shown in the table below.

	Quarter Ended September 30

			$	%
			Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)

	(Dollars in thousands)
Dairy Group	$940,934	$814,119	$126,815	15.6%
Specialty Foods Group	162,788	165,748	(2,960)	(1.8)

Total	$1,103,722	$979,867	$123,855	12.6%

      The change in net sales was due to the following:

	Quarter Ended September 30, 2004 vs.
	Quarter Ended September 30, 2003

		Pricing, Volume
		and Product	Total
	Acquisitions	Mix Changes	Increase/(Decrease)

	(In millions)
Dairy Group	$36.9	$89.9	$126.8
Specialty Foods Group	1.0	(4.0)	(3.0)

Total	$37.9	$85.9	$123.8

      Net sales for the third quarter of 2004 increased approximately $123.8 million compared to the third quarter of 2003 primarily due to higher selling prices resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Ross Swiss Dairies in the Dairy Group segment and Cremora® in our Specialty Foods Group segment.

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 78.2% in the third quarter of 2004 compared to 75.3% in the third quarter of 2003 due almost entirely to increased raw material costs that affected both of our segments in 2004.

      Operating Costs and Expenses — Our operating expenses increased approximately $25 million, or approximately 15.2%, during the third quarter of 2004 as compared to the same period in the prior year. Operating expenses increased primarily due to:

•	Increase in net facility closing and reorganization costs of approximately $10 million. On September 7, 2004 Dean Foods Company announced their plan to exit the nutritional beverages business operated by our Specialty Foods Group segment, including closure of a manufacturing facility in Benton Harbor, Michigan. As part of Dean Foods Company’s continuing reorganization and cost reduction efforts, the Dairy Group closed facilities in San Leandro and South Gate, California in 2004;

•	Acquisitions, which we estimate represented approximately $8.8 million of the increase; and

•	Higher fuel costs across both segments, which added a combined total of approximately $1.7 million to distribution costs in the third quarter of 2004 compared to the prior year.

      Our operating expense ratio increased to 17.2% during the third quarter of 2004 compared to 16.8% during the third quarter of 2003.

      Operating Income — Operating income during the third quarter of 2004 was $50.5 million, a decrease of $26.7 million, or approximately 34.6%, from the third quarter of 2003 operating income of $77.2 million. Our operating margin in the third quarter of 2004 was 4.6% compared to 7.9% in the third quarter of 2003. Our operating income decreased primarily as a result of higher raw material costs, a $10 million increase in net facility closing and reorganization costs in 2004 and lower operating income at our Specialty Foods Group segment. Our operating margin decreased for the same reasons. See “— Results by Segment” for more information about raw material costs.

      Other (Income) Expense — Total other expense increased by $0.5 million in the third quarter of 2004 compared to the third quarter of 2003. Interest expense increased slightly to $14 million in the third quarter of 2004 as compared to $13.9 million in the third quarter of 2003 as higher debt levels were offset by lower interest rates.

      Income Taxes — The effective income tax rate was 36.9% in the third quarter of 2004 compared to 35.6% in the third quarter of 2003. Our effective tax rate will vary based on the relative earnings of our business units.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003 — Results by Segment

Dairy Group —

	Quarter Ended September 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$940,934	100.0%	$814,119	100.0%
Cost of sales	729,175	77.5	615,476	75.6

Gross profit	211,759	22.5	198,643	24.4
Operating costs and expenses	149,235	15.9	136,343	16.7

Total segment operating income	$62,524	6.6%	$62,300	7.7%

      The Dairy Group’s net sales increased by approximately $126.8 million, or 15.6%, in the third quarter of 2004 versus the third quarter of 2003. The change in net sales from the third quarter of 2003 to the third quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$814.1
Acquisitions	36.9	4.5%
Volume	6.9	0.8
Pricing and product mix	83.0	10.3

2004 Net sales	$940.9	15.6%

      The increase in the Dairy Group’s net sales primarily resulted from price increases. In general, we change the prices that we charge our customers for dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in net sales due to price and product mix shown in the above table primarily results from higher raw milk costs in the third quarter of 2004 compared to the third quarter of 2003. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat (which are indicators of the prices we pay for raw milk and butterfat) for the third quarter of 2004 compared to the third quarter of 2003:

	Quarter Ended
	September 30*

	2004		2003		% Change

Class I raw skim milk mover(1)	$8.82	(2)	$7.50	(2)	17.6%
Class I butterfat mover(1)	2.00	(3)	1.21	(3)	65.3
Class II raw skim milk minimum(4)	7.07	(2)	6.65	(2)	6.3
Class II butterfat minimum(4)	1.93	(3)	1.23	(3)	56.9

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      The other primary cause of the increase in the Dairy Group’s net sales was the acquisition of Ross Swiss Dairies in January 2004. We estimate this acquisition contributed a combined total of $36.9 million in sales during the third quarter of 2004. Volume sales of all products, net of the effect of the acquisition, increased approximately 0.8% in the third quarter of 2004 compared to the third quarter of 2003, through a combination of increased sales to existing customers and the addition of new customers.

      The Dairy Group’s cost of sales ratio increased to 77.5% in the third quarter of 2004 compared to 75.6% the third quarter of 2003, almost entirely due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 17.6% higher in the third quarter of 2004 compared to the third quarter of 2003.

      The Dairy Group’s operating expenses increased approximately $12.9 million during the third quarter of 2004 compared to the third quarter of 2003. The increase was primarily due to (1) acquisitions, which we estimate contributed approximately $8.8 million in operating costs, (2) an increase in fuel prices, which added approximately $1.7 million in costs, and (3) an increase in insurance and other costs. Despite the increased operating expenses, the Dairy Group’s operating expense ratio decreased to 15.9% in the third quarter of 2004 from 16.7% in the third quarter of 2003 due to the effect of increased sales.

Specialty Foods Group —

	Quarter Ended September 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$162,788	100.0%	$165,748	100.0%
Cost of sales	134,428	82.6	122,937	74.2

Gross profit	28,360	17.4	42,811	25.8
Operating costs and expenses	18,025	11.1	16,349	9.8

Total segment operating income	$10,335	6.3%	$26,462	16.0%

      The Specialty Foods Group’s net sales decreased by $3 million, or 1.8%, in the third quarter of 2004 versus the third quarter of 2003. The change in net sales from the third quarter of 2003 to the third quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$165.7
Acquisitions	1.0	0.6%
Volume	(4.9)	(3.0)
Pricing and product mix	1.0	0.6

2004 Net sales	$162.8	(1.8)%

      The net decrease in sales was primarily due to an overall decline in volumes in the nutritional beverages, pickle and aseptic product categories, partly offset by an increase in non-dairy coffee creamer sales (net of the effect of the acquisition of Cremora). The decrease in volumes was primarily due to decreased consumer demand for nutritional beverages and pickles. Nutritional beverage sales declined approximately $6.5 million during the third quarter of 2004 compared to the same period in the prior year. During the third quarter, we announced our plan to exit our nutritional beverages business as a result of these significant volume declines during 2004 because we believe these volumes cannot be replaced. The increase in non-dairy coffee creamer sales was primarily due to increased volume with existing customers.

      Despite a decrease in sales, the Specialty Foods Group’s cost of sales increased by approximately $11.5 million, and its cost of sales ratio increased to 82.6% in the third quarter of 2004 versus 74.2% in the third quarter of 2003. This increase was due to substantially higher commodity costs, particularly soybean oil and casein. In addition, we wrote off approximately $3.3 million of excess nutritional beverages inventory.

      Operating expenses for the Specialty Foods Group increased $1.7 million and the operating expense ratio increased to 11.1% in the third quarter of 2004 as compared to 9.8% in the third quarter of 2003. The increase in operating expenses was primarily due to an increase in distribution expenses related to higher fuel costs. In addition, we wrote off approximately $1.2 million of accounts receivable from a nutritional beverages customer.

First Nine Months of 2004 Compared to the First Nine Months of 2003 — Consolidated Results

      Net Sales — Consolidated net sales increased approximately 13.1% to $3.22 billion during the first nine months of 2004 from $2.85 billion during the first nine months of 2003. Net sales by segment are shown in the table below.

	Nine Months Ended September 30

			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Dairy Group	$2,720,266	$2,344,006	$376,260	16.1%
Specialty Foods Group	502,439	504,362	(1,923)	(0.4)

Total	$3,222,705	$2,848,368	$374,337	13.1%

      The change in net sales was due to the following:

	Nine Months Ended September 30, 2004 vs.
	Nine Months Ended September 30, 2003

		Pricing, Volume
		and Product	Total
	Acquisitions	Mix Changes	Increase

	(In millions)
Dairy Group	$112.7	$263.6	$376.3
Specialty Foods Group	4.9	(6.8)	(1.9)

Total	$117.6	$256.8	$374.4

      Net sales for the first nine months of 2004 increased approximately $374.4 million, or approximately 13.1%, compared to the same period in the prior year primarily due to higher selling prices resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Ross Swiss Dairies in our Dairy Group segment and Cremora in our Specialty Foods Group segment.

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was

77.2% in the first nine months of 2004 compared to 74.7% in the first nine months of 2003 due almost entirely to increased raw material costs that affected both of our segments in 2004.

      Operating Costs and Expenses — Our operating expenses increased approximately $55 million or approximately 11.3%, during the first nine months of 2004 as compared to the same period in the prior year. Operating expenses increased primarily due to the following:

•	Acquisitions, which we estimate represented approximately $27.1 million of the increase;

•	Net facility closing and reorganization costs that were approximately $12.1 million higher than the same period in 2003. On September 7, 2004 Dean Foods Company announced their plan to exit the nutritional beverages business operated by our Specialty Foods Group segment, including closure of a manufacturing facility in Benton Harbor, Michigan. As part of Dean Foods Company’s continuing reorganization and cost reduction efforts, the Dairy Group closed facilities in San Leandro and South Gate, California in 2004; and

•	Higher fuel costs across both segments, which added a combined total of approximately $2.6 million to distribution costs in the first nine months of 2004 compared to last year.

      Our operating expense ratio declined slightly to 16.8% for the first nine months of 2004 as compared to 17.1% in the first nine months of 2003.

      Operating Income — Operating income during the first nine months of 2004 was $193.1 million, a decrease of $41.1 million, or approximately 17.6%, from the first nine months of 2003 operating income of $234.2 million. Our operating margin in the first nine months of 2004 was 6% compared to 8.2% in the first nine months of 2003. Our operating margin decreased primarily as a result of higher raw material costs and the effect of increased sales. See “— Results by Segment” for more information.

      Other (Income) Expense — Total other expense was flat at $40 million in the first nine months of 2004 and 2003. Interest expense increased slightly to $41.6 million in the first nine months of 2004 from $41.2 million in the first nine months of 2003 as higher debt levels were offset by lower interest rates.

      Income Taxes — The effective income tax rate was 37.7% in the first nine months of 2004 compared to 37.4% in the first nine months of 2003. Our effective tax rate will vary based on the relative earnings of our business units.

First Nine Months of 2004 Compared to the First Nine Months of 2003 — Results by Segment

Dairy Group —

	Nine Months Ended September 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$2,720,266	100.0%	$2,344,006	100.0%
Cost of sales	2,089,003	76.8	1,751,726	74.7

Gross profit	631,263	23.2	592,280	25.3
Operating costs and expenses	439,149	16.1	399,517	17.1

Total segment operating income	$192,114	7.1%	$192,763	8.2%

      The Dairy Group’s net sales increased by approximately $376.3 million, or 16.1%, in the first nine months of 2004 versus the first nine months of 2003. The change in net sales from the first nine months of 2003 to the first nine months of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$2,344.0
Acquisitions	112.7	4.8%
Volume	(14.4)	(0.6)
Pricing and product mix	278.0	11.9

2004 Net sales	$2,720.3	16.1%

      The increase in the Dairy Group’s net sales primarily resulted from price increases. In general, we change the prices that we charge our customers for dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in net sales due to price and product mix shown in the above table primarily results from higher raw milk costs in the first nine months of 2004 compared to the first nine months of 2003. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2004 compared to the first nine months of 2003:

	Nine Months Ended
	September 30*

	2004		2003		% Change

Class I raw skim milk mover(1)	$8.54	(2)	$6.57	(2)	30.0%
Class I butterfat mover(1)	1.97	(3)	1.18	(3)	67.0
Class II raw skim milk minimum(4)	6.83	(2)	6.76	(2)	1.0
Class II butterfat minimum(4)	2.08	(3)	1.19	(3)	74.8

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      The other cause of the increase in the Dairy Group’s net sales was the acquisition of Ross Swiss Dairies in January 2004, which we estimate contributed a total of $112.7 million in sales during the first nine months of 2004.

      Volume sales of all products, net of the effect of acquisitions, fell approximately 0.6% in the first nine months of 2004 compared to the first nine months of 2003 which we believe was primarily due to decreased demand.

      The Dairy Group’s cost of sales ratio was higher in the first nine months of 2004 at 76.8% compared to 74.7% for the first nine months of 2003 primarily due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 30% higher in the third quarter of 2004 than in the third quarter of 2003.

      The Dairy Group’s operating expenses increased approximately $39.6 million during the first nine months of 2004 compared to the first nine months of 2003 primarily due to (1) acquisitions, which we estimate contributed approximately $27.1 million in operating costs; (2) higher distribution expenses as a result of an increase in fuel prices, which added approximately $2.6 million in costs, and (3) higher insurance and other costs. The Dairy Group’s operating expense ratio decreased to 16.1% in the first nine months of 2004 from 17.1% in the first nine months of 2003 due to the effect of increased sales.

Specialty Foods Group —

	Nine Months Ended September 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$502,439	100.0%	$504,362	100.0%
Cost of sales	398,636	79.3	376,512	74.7

Gross profit	103,803	20.7	127,850	25.3
Operating costs and expenses	54,330	10.8	51,613	10.2

Total segment operating income	$49,473	9.9%	$76,237	15.1%

      The Specialty Foods Group’s net sales decreased by $1.9 million, or 0.4%, in the first nine months of 2004 versus the first nine months of 2003. The change in net sales from the first nine months of 2003 to the first nine months of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$504.4
Acquisitions	4.9	1.0%
Volume	(5.4)	(1.1)
Pricing and product mix	(1.5)	(0.3)

2004 Net sales	$502.4	(0.4)%

      The net decrease in sales was primarily due to an overall decline in volumes in the nutritional beverages, pickle and aseptic product categories. This decline was primarily due to decreased consumer demand for nutritional beverages and pickles and an increase in promotional spending (which is required to be recorded as a reduction of revenue) in response to competition. Nutritional beverages sales declined approximately $9 million. During the third quarter, we announced our plan to exit our nutritional beverages business as a result of these significant volume declines during 2004 because we believe these volumes cannot be replaced.

      These decreases were partly offset by an increase in non-dairy coffee creamer sales (net of the effect of the acquisition of Cremora) due to increased sales to existing customers and higher pricing.

      Sales also increased slightly due to the acquisition of Cremora in December 2003.

      The Specialty Foods Group’s cost of sales ratio increased to 79.3% for the first nine months of 2004 from 74.7% for the first nine months of 2003, primarily due to substantially higher commodity costs, particularly soybean oil, casein and cheese, as well as increases in glass and other packaging costs.

      Operating expenses for the Specialty Foods Group increased approximately $2.7 million primarily related to increased distribution expenses as a result of higher fuel costs.

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

Limitations on the Effectiveness of Controls

      We do not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Conclusions

      Based upon our most recent controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the three months ended September 30, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DEAN HOLDING COMPANY

/s/ RONALD L. MCCRUMMEN

Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

November 15, 2004

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