Form 10-K
period 2004-12-31
DEAN HOLDING CO
filed 2005-03-17
CIK 27500

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

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

		Page

	PART I
1.	Business	3
	General	3
	Developments since January 1, 2004	6
2.	Properties	9
	PART II
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
8.	Consolidated Financial Statements	16
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
9a.	Controls and Procedures	17
	PART III
10.	Directors and Executive Officers	18
11.	Executive Compensation	18
12.	Security Ownership of Certain Beneficial Owners and Management	18
13.	Certain Relationships and Related Transactions	18
	PART IV
15.	Exhibits and Financial Statement Schedule	19
Signatures		S-1
Computation of Ratio of Earnings to Fixed Charges
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

Item 1.	Business
      Explanatory Note: As permitted by General Instruction I(2)(d) to Form 10-K, in lieu of the information required by Item 1 of Form 10-K, we are providing only the information required by General Instruction I(2)(d). For more information, this report should be read in conjunction with the 2004 Annual Report on Form 10-K of our parent, Dean Foods Company, as filed with the Securities and Exchange Commission on March 16, 2005.
General
      We are a wholly-owned subsidiary of Dean Foods Company, a leading food and beverage company. Our Dairy Group segment is part of the larger Dairy Group segment of Dean Foods Company and our Specialty Foods Group segment comprises the entirety of Dean Foods Company’s Specialty Foods Group segment. In January 2005, Dean Foods Company announced its intention to pursue a tax-free spin-off of our Specialty Foods Group segment to its shareholders. See “— Developments Since January 1, 2004 — Tax Free Spin-Off of Specialty Foods Group.”
Segments

Dairy Group
      Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products to retailers, distributors, foodservice outlets, schools and governmental entities across the United States.
      Our Dairy Group’s sales totaled approximately $3.63 billion in 2004, or approximately 84% of our consolidated sales. The following charts graphically depict our Dairy Group’s 2004 sales by product and by channel, and indicate the percentage of private label versus branded sales.

(1)	Includes, among other things, regular milk, flavored milks, buttermilk, half-and-half, whipping cream, dairy coffee creamers and ice cream mix.

(2)	Includes ice cream and ice cream novelties.

(3)	Includes yogurt, cottage cheese, sour cream and dairy-based dips.

(4)	Includes fruit juice, fruit-flavored drinks and water.

(5)	Includes, among other things, items for resale such as butter, cheese and eggs.

(6)	The Dairy Group’s largest customer is Wal-Mart (including its subsidiaries, such as Sam’s Club), which accounted for 14.3% of the Dairy Group’s 2004 sales.

(7)	Such as restaurants, hotels and other foodservice outlets.

      Products not sold under customer brands are sold under the Dairy Group’s local and regional proprietary or licensed brands, including the following:

Southwest
Northeast Region(1)	Southeast Region(1)	Midwest Region(1)	Region(1)

Chug®	Barber’s®	Chug®	Adohr Farms®
Dean’s®	Chug®	Dean’s®	Alta Dena®
Fairmont®	Dean’s®	LAND O’LAKES®	Berkeley Farmstm
Meadowbrook®	Mayfield®	(licensed brand)	Chug®
Swiss Premium®®	McArthur®	Liberty®	Creamlandtm
	Puritytm	Maplehurst®	Dean’s®
	Reiter®	Verifine®	Gandy’s®
	TG Lee®		Price’stm
Swisstm

(1)	Dean Foods Company’s Dairy Group segment operates in a generally decentralized manner organized by region. Our Dairy Group operations are disbursed among several of Dean Foods Company’s Dairy Group regions.
      The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by Dean Foods Company’s Dairy Group corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer. The Dairy Group’s sales are slightly seasonal, with sales tending to be higher in the third and fourth quarters.
      Our Dairy Group currently operates 34 manufacturing facilities in 17 states. For more information about facilities in the Dairy Group, see “Item 2. Properties.”
      Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products from its facilities directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe our Dairy Group has one of the most extensive refrigerated DSD systems in the United States.
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
      The Dairy Group generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials and packaging supplies. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases, especially in the event of rapidly increasing raw milk prices. This can have a negative impact on the Dairy Group’s profitability.
      The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by some grocery retailers and declining demand for fluid milk products. Since 1990, the dairy industry has experienced significant consolidation led in part by us. Consolidation has tended to lower costs and raise efficiency. However, per capita consumption of traditional fluid dairy products has continued to decline. According to the

United States Department of Agriculture (“USDA”), per capita consumption of fluid milk and cream decreased by over 10% from 1990 to the end of 2003, although total consumption has remained relatively flat over the same period due to population increases. Therefore, volume growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors struggle to retain enough volume to cover their fixed costs. In response to this dynamic, and due to the significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation and cost reduction in an effort to increase consumption, sales and margins.
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
      For more financial information about our Dairy Group’s recent operations, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to our Consolidated Financial Statements.

Specialty Foods Group
      Our Specialty Foods Group is the nation’s leading private label pickle processor, and the largest manufacturer and seller of private label non-dairy powdered creamer in the United States. The Specialty Foods Group also manufactures and sells a variety of other foods, such as aseptic sauces and puddings. In January 2005, Dean Foods Company announced its intention to pursue a tax-free spin-off of our Specialty Foods Group to its shareholders. See “— Developments Since January 1, 2004 — Tax Free Spin-Off of Specialty Foods Group.”
      The Specialty Foods Group’s sales totaled $676.8 million in 2004, or approximately 16% of our consolidated sales. The following charts graphically depict the Specialty Foods Group’s 2004 sales by product category and channel, and indicate the percentage of private label sales versus company branded sales in 2004.

(1)	Approximately 75% of the Specialty Foods Group’s pickle, relish and pepper products are sold under private labels, with the remaining 25% sold under our proprietary brands including Farmans®, Nalley’s®, Peter Piper® and Steinfeldtm. Branded pickle products are sold to retailers. Private label products are sold to retailers, foodservice customers and in bulk to other food processors.

(2)	Non-dairy powdered creamer is used as a coffee creamer and as an ingredient in baking, beverage mixes, gravies and sauces, and premium and low-fat powdered products. In 2004, Specialty Foods Group sold 14% of its non-dairy powdered creamer under our Cremora® brand, while the rest of the Specialty Foods Group’s creamer products were sold under private labels to retailers, distributors and in bulk to other food companies for use as ingredients in their products.

(3)	Aseptic products are sterilized, which allows storage for prolonged periods without refrigeration. Our Specialty Foods Group manufactures aseptic cheese sauces and puddings. Our cheese sauces and puddings are sold primarily under private labels to distributors. In 2004, our Specialty Foods Group also sold aseptic nutritional beverages in the meal supplement, weight loss/gain and sports categories, all of which were sold under customer brands to retailers and distributors. In the fourth quarter of 2004, we exited the nutritional beverage business due largely to significant declines in volume.

(4)	Includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the eastern, midwestern and southern United States. These products are sold under the Bennett’s®, Hoffman House® and Roddenberry® Northwoods® brand names.

(5)	Includes mass merchandisers, club stores, convenience stores and grocery stores. The Specialty Foods Group’s largest customer is Wal-Mart (including its subsidiaries, such as Sam’s Club), which accounted for 10.1% of the Specialty Foods Group’s 2004 sales.
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
      Our Specialty Foods Group uses a wide variety of raw materials. The main raw material used by the Specialty Foods Group is cucumbers. The Specialty Foods Group purchases cucumbers under seasonal grower contracts with a variety of growers. We supply seeds and advise growers regarding planting techniques. We also monitor and arrange proper agricultural practices. Other raw materials used by the Specialty Foods Group, such as corn syrup, soy bean oil and casein, in addition to packaging materials, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of the Specialty Foods Group’s raw materials and packaging supplies are purchased under long-term contracts in order to obtain lower costs. The prices of the Specialty Foods Group’s raw materials increase or decrease based on supply and demand.
      The Specialty Foods Group produces its products in 10 facilities located across the United States. For more information about the Specialty Foods Group’s manufacturing facilities, see “Item 2. Properties.”
      The Specialty Foods Group has several competitors in each of its product markets. In sales of private label products, the principal competitive factors are price relative to other private label suppliers, product quality and quality service. For the Specialty Foods Group’s branded products, competition to obtain shelf-space with retailers is based on the expected or historical sales performance of the product compared to its competitors. In certain cases, the Specialty Foods Group pays fees to retailers to obtain shelf-space for a particular company-branded product. Competition for consumer sales is based on brand recognition, price, taste preferences and quality.
Developments Since January 1, 2004

Tax-Free Spin-Off of Specialty Foods Group
      On January 27, 2005, Dean Foods Company announced its intent to pursue a tax-free spin-off of our Specialty Foods Group. The spin-off will create a publicly traded food manufacturing company serving the retail grocery and foodservice markets with approximately 1,800 employees and estimated 2005 net sales of over $700 million. Also effective January 27, 2005, Dean Foods Company hired a new management team, headed by Sam Reed, former CEO of Keebler Foods Company, to lead the new company. In conjunction with their employment, the management team made a cash investment of $10 million in the Specialty Foods Group, representing 1.7% ownership of the new business.
      The spin-off is intended to take the form of a tax-free distribution to Dean Foods Company’s shareholders of a new publicly traded stock, which is expected to be listed on the New York Stock Exchange. Dean Foods Company expects the spin-off to be completed in the third quarter of 2005, subject to confirmation by the

Internal Revenue Service of the tax-free nature of the transaction, registration of the new security with the Securities and Exchange Commission and other customary closing conditions.

Acquisitions

Ross Swiss Dairies
      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies historically purchased a significant portion of its products from other processors. Now the majority of products distributed by Ross Swiss Dairies are manufactured in our southern California facilities. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under Dean Foods Company’s receivables-backed facility.
      See Note 2 to our Consolidated Financial Statements for more information about our acquisitions.

Facility Closing and Reorganization Activities
      As part of Dean Foods Company’s continued reorganization and cost reduction efforts in our Dairy Group, we closed two Dairy Group facilities in 2004. The closed facilities were located in San Leandro and South Gate, California.
      On September 7, 2004, Dean Foods Company announced its plan to exit the nutritional beverages business operated by our Specialty Foods Group segment, including the closure of a manufacturing facility in Benton Harbor, Michigan. In 2004, we experienced significant declines in volume on this product line and we believed those volumes could not be replaced without a significant investment in capital and research and development. We ceased nutritional beverages production in December 2004.
      We recorded a total of approximately $14.6 million in facility closing and reorganization costs during 2004. We expect to incur additional charges related to these restructuring plans of approximately $2 million, primarily in 2005. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.
      See Note 13 to our Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Employees
      As of December 31, 2004, we had the following employees:

	Number of	% of
	Employees	Total

Dairy Group	9,550	85%
Specialty Foods Group	1,700	15

	11,250	100%

      Approximately 38% of the Dairy Group’s employees and approximately 54% of the Specialty Foods Group’s employees participate in collective bargaining agreements.
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
      Our Dairy Group currently conducts its manufacturing operations from the following facilities, most of which are owned:

	Number of
Region	Facilities	Locations of Facilities

Northeast	5	• Akron, Ohio
		• Belleville, Pennsylvania
		• Erie, Pennsylvania
		• Lebanon, Pennsylvania
		• Sharpsville, Pennsylvania
Southeast	9	• Birmingham, Alabama(2)
		• Miami, Florida
		• Orlando, Florida
		• Orange City, Florida
		• Braselton, Georgia
		• Louisville, Kentucky
		• Athens, Tennessee
		• Nashville, Tennessee
Midwest	12	• Belvidere, Illinois
		• Chemung, Illinois
		• Huntley, Illinois
		• Rockford, Illinois
		• Rochester, Indiana
		• Evart, Michigan
		• Thief River Falls, Minnesota
		• Woodbury, Minnesota
		• Bismark, North Dakota
		• Springfield, Ohio
		• Sioux Falls, South Dakota
		• Sheboygan, Wisconsin
Southwest	8	• Buena Park, California(2)
		• City of Industry, California
		• Hayward, California
		• Albuquerque, New Mexico(2)
		• El Paso, Texas
		• Lubbock, Texas
      Each of the Dairy Group’s manufacturing facilities also serves as a distribution facility. In addition, our Dairy Group has numerous distribution branches across the country, some of which are owned, but most of which are leased. The Dairy Group’s headquarters are located in Dallas, Texas in leased premises.

      Our Specialty Foods Group segment currently conducts its manufacturing operations from facilities in the following locations, all of which are owned:

	Number of
	facilities	Location of facilities

Manufacturing Facilities	10	• La Junta, Colorado
		• New Hampton, Iowa
		• Chicago, Illinois
		• Dixon, Illinois
		• Pecatonica, Illinois
		• Plymouth, Indiana
		• Wayland, Michigan
		• Faison, North Carolina
		• Portland, Oregon
		• Green Bay, Wisconsin
      Our Specialty Foods Group’s headquarters are located at its facility in Green Bay, Wisconsin.

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

	Year Ended December 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$4,309.9	100.0%	$3,877.0	100.0%
Cost of sales	3,318.9	77.0	2,913.5	75.1

Gross profit	991.0	23.0	963.5	24.9
Operating costs and expenses:
Selling and distribution	570.3	13.2	515.6	13.3
General and administrative	137.8	3.2	130.4	3.4
Amortization of intangibles	2.7	0.1	3.0	.1
Facility closing and reorganization costs	14.6	0.3	6.0	.1

Total operating costs and expenses	725.4	16.8	655.0	16.9

Total operating income	$265.6	6.2%	$308.5	8.0%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Consolidated Results
      Net Sales — Consolidated net sales increased by 11.2% to $4.31 billion in 2004 from $3.88 billion in 2003. Net sales by segment are shown in the table below.

	Net Sales

			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$3,633.1	$3,192.8	$440.3	13.8%
Specialty Foods Group	676.8	684.2	(7.4)	(1.1)

Total	$4,309.9	$3,877.0	$432.9	11.2%

      The change in net sales was due to the following:

	Change in Net Sales 2004 vs. 2003

		Pricing, Volume	Total
		and Product	Increase/
	Acquisitions	Mix Changes	(Decrease)

	(In millions)
Dairy Group	$149.0	$291.3	$440.3
Specialty Foods Group	$6.7	(14.1)	(7.4)

Total	$155.7	$277.2	$432.9

      Net sales increased approximately $432.9 million during 2004 compared to the prior year primarily due to higher selling prices resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Ross Swiss Dairies in January 2004 in our Dairy Group segment and Cremora in December 2003 in our Specialty Foods Group segment.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio increased to 77.0% in 2004 compared to 75.1% in 2003 due almost entirely to increased raw material costs that affected both of our segments in 2004.
      Operating Costs and Expenses — Our operating expenses increased approximately $70.4 million, or approximately 10.7%, during 2004 versus the prior year. Operating expenses increased primarily due to the following:

•	Acquisitions, which we estimate represented approximately $35.9 million of the increase in operating expenses.

•	Increased distribution costs of approximately $27.4 million for 2004 as compared to last year.

•	Net facility closing and reorganization costs that were approximately $8.6 million higher than 2003.

•	Management fee charged to us by Dean Foods Company which was approximately $7.9 million higher than 2003. The management fee is based on budgeted annual expenses for Deans Food Company’s corporate headquarters, which is then allocated among the segments of Dean Foods Company. The 2004 management fee was higher primarily as a result of $4.8 million in transaction-related costs incurred in 2004 for the spin-off of our Specialty Foods Group.
      Operating Income — Operating income during 2004 was $265.6 million, a decrease of $42.9 million from 2003 operating income of $308.5 million. This decrease was primarily due to lower operating income at our Specialty Foods Group segment. Our operating margin in 2004 was 6.2% compared to 8.0% in 2003. Our operating margin decreased primarily due to a decline in operating margins at Specialty Foods Group.
      Other (Income) Expense — Total other (income) expense was flat in 2004 compared to 2003. Interest expense decreased slightly to $55.1 million in 2004 from $55.2 million in 2003 primarily due to the pay off of our remaining industrial revenue development bonds during the first half of 2004. See Note 8 to our Consolidated Financial Statements.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.2% in 2004 compared to 37.0% in 2003. Our effective tax rate varies based on the relative earnings of our business units.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Results by Segment
      As noted above, we had two reportable segments in 2004: the Dairy Group and the Specialty Foods Group.
      The key performance indicators of our segments are sales volumes, gross profit and operating income.

Dairy Group —

	Year Ended December 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$3,633.1	100.0%	$3,192.8	100.0%
Cost of sales	2,782.6	76.6	2,400.3	75.2

Gross profit	850.5	23.4	792.5	24.8
Operating costs and expenses	587.0	16.1	533.5	16.7

Total operating income	$263.5	7.3%	$259.0	8.1%

      The Dairy Group’s net sales increased by approximately $440.3 million or 13.8% in 2004 versus 2003. The change in net sales from 2003 to 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$3,192.8
Acquisitions	149.0	4.7%
Volume	(11.0)	(0.3)
Pricing and product mix	302.3	9.4

2004 Net sales	$3,633.1	13.8%

      The increase in the Dairy Group’s net sales primarily results from increased pricing due to the pass through of higher raw milk costs in 2004. In general, our Dairy Group changes the prices it charges customers for fluid dairy products on a monthly basis, as the costs of raw materials fluctuate. Because of competitive pressures, the price increases do not reflect the entire increase in raw material costs that we experienced. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for 2004 compared to 2003:

	Years Ended December 31*

	2004		2003		% Change

Class I raw skim milk mover(1)	$8.44	(2)	$7.47	(2)	13%
Class I butterfat mover(1)	1.95	(3)	1.19	(3)	64
Class II raw skim milk minimum(4)	6.90	(2)	6.74	(2)	2
Class II butterfat minimum(4)	2.06	(3)	1.22	(3)	69

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      The other cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Ross Swiss Dairies in January 2004 which we estimate contributed $149 million in sales during 2004.

      Volume change for all Dairy Group products, excluding the impact of the acquisition, was a decrease of 0.3% in 2004 compared to 2003. “Other” volumes decreased approximately 22.3% in 2004 primarily due to the loss of the butter volumes of a customer of our southern California plants in September 2003. This decrease was offset by a 0.3% increase in volume sales of milk and cream, which were approximately 74% of the Dairy Group’s 2004 sales.
      The Dairy Group’s cost of sales ratio was higher in 2004 at 76.6% compared to 75.2% for 2003 primarily due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 13% higher and the average Class I butterfat mover increased 64% in 2004 as compared to 2003. Our costs also were impacted by resin prices as they continued to rise to unprecedented levels. Higher resin prices impacted the costs of plastic bottles used in our production process by approximately $8 million. Due to a very competitive retail environment in 2004, we were unable to pass along the entire increase in raw material costs to our customers.
      The Dairy Group’s operating expenses increased approximately $53.5 million during 2004 compared to 2003 primarily due to (1) acquisitions, which we estimate contributed approximately $35.9 million in operating costs; (2) higher fuel costs of approximately $5.3 million related to an increase in fuel prices and (3) an increase in insurance expense due to worse claims experience. These increases were partly offset by a decrease in bad debt expense, primarily due to more favorable than expected resolution of previously accrued bad debt reserves. These bad debt reserves were recorded for certain customers that had experienced economic difficulty and a few large customers that sought bankruptcy protection over the past several years. The Dairy Group’s operating expense ratio decreased to 16.1% in 2004 from 16.7% in 2003 due to the relatively smaller increase in operating expense dollars compared to the increase in sales dollars.

Specialty Foods Group —

	Year Ended December 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$676.8	100.0%	$684.2	100.0%
Cost of sales	536.7	79.3	514.9	75.3

Gross profit	140.1	20.7	169.3	24.7
Operating costs and expenses	71.7	10.6	68.0	9.9

Total operating income	$68.4	10.1%	$101.3	14.8%

      The Specialty Foods Group’s net sales decreased by $7.4 million, or 1.1%, in 2004 versus 2003. The change in net sales from 2003 to 2004 was due to the following:

	Dollars	Percentage

	(Dollars in millions)
2003 Net sales	$684.2
Acquisitions	6.7	1.0%
Volume	(13.3)	(2.0)
Pricing and product mix	(0.8)	(0.1)

2004 Net sales	$676.8	(1.1)%

      The net decrease in sales was due to an overall decline in volumes in the nutritional beverages and pickle categories. Pickle volumes declined 2% largely due to a decline in sales attributable to the bankruptcy of a large customer in 2003 and the loss of a large retail customer chain in 2004. Private label nutritional beverages sales, which include drinks in the weight loss/gain, meal supplement and sports categories, declined approximately $17 million, or 44%. In the fourth quarter of 2004, we exited the manufacturing of nutritional beverage products as a result of these significant volume declines during the year because we believed those volumes could not be replaced without a significant investment in capital and research and development.
      These decreases in sales were partly offset by an increase in non-dairy powdered creamer sales due to increased sales to existing customers and higher pricing. Sales also increased slightly due to the acquisition of Cremora in December 2003.
      The Specialty Foods Group’s cost of sales ratio increased to 79.3% in 2004 from 75.3% in 2003, primarily due to substantially higher commodity costs, particularly casein, soybean oil and cheese which increased by a combined total of approximately $19 million, as well as significant increases in glass and other packaging costs which increased approximately $3 million.
      Operating expenses for the Specialty Foods Group increased approximately $3.7 million primarily related to increased distribution expenses as a result of higher fuel costs. The Specialty Foods Group’s operating expense ratio increased to 10.6% in 2004 compared to 9.9% during the prior year.

Item 8.	Consolidated Financial Statements
      Our Consolidated Financial Statements are included in this report on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Dean Holding Company
Dallas, Texas
      We have audited the accompanying consolidated balance sheets of Dean Holding Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dean Holding Company and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 2005

DEAN HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,655	$23,963
Receivables, net of allowance for doubtful accounts of $9,630 and $12,017	294,188	269,792
Inventories	215,392	234,311
Deferred income taxes	55,331	71,946
Prepaid expenses and other current assets	23,276	16,047

Total current assets	600,842	616,059
Property, plant and equipment	635,787	638,267
Goodwill	1,425,248	1,421,711
Identifiable intangible and other assets	226,796	230,570

Total	$2,888,673	$2,906,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$344,721	$345,806
Income taxes payable	4,897	37,475
Current portion of long-term debt	99,550	3,509

Total current liabilities	449,168	386,790
Long-term debt	759,999	794,062
Deferred income taxes	225,907	212,889
Other long-term liabilities	155,246	174,044
Commitments and contingencies (Note 15)
Stockholder’s equity:
Common stock, 1,000 shares issued and outstanding at December 31, 2004 and 2003 with a par value of $0.01 per share	—	—
Additional paid-in capital	1,391,603	1,369,392
Retained earnings	441,889	310,529
Receivable from parent	(517,173)	(330,651)
Accumulated other comprehensive income (loss)	(17,966)	(10,448)

Total stockholder’s equity	1,298,353	1,338,822

Total	$2,888,673	$2,906,607

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Net sales	$4,309,875	$3,877,038	$3,855,506
Cost of sales	3,318,899	2,913,553	2,895,647

Gross profit	990,976	963,485	959,859
Operating costs and expenses:
Selling and distribution	570,317	515,626	525,466
General and administrative	137,803	130,399	131,918
Amortization of intangibles	2,700	3,040	5,367
Facility closing and reorganization costs	14,565	5,919	—

Total operating costs and expenses	725,385	654,984	662,751

Operating income	265,591	308,501	297,108
Other (income) expense:
Interest expense	55,074	55,183	56,287
Other income, net	(1,984)	(1,909)	(727)

Total other expense	53,090	53,274	55,560

Income before income taxes	212,501	255,227	241,548
Income taxes	81,141	94,341	91,905

Net income	$131,360	$160,886	$149,643

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

						Accumulated
						Other
			Additional			Comprehensive	Total
	Common Stock		Paid-In	Retained	Receivable	Income	Stockholder’s	Comprehensive
	Shares	Amount	Capital	Earnings	from Parent	(Loss)	Equity	Income

	(In thousands)
Balance, January 1, 2002	1	—	$1,326,355	$—	$(29,000)	$—	$1,297,355
Net income	—	—	—	149,643	—	—	149,643	$149,643
Receivable from parent activity	—	—	—	—	(109,331)	—	(109,331)	—
Reclassification of stock option liability	—	—	30,461	—	—	—	30,461	—
Other comprehensive income (Note 10):	—	—		—	—	—
Cumulative translation adjustment	—	—	—	—		(75)	(75)	(75)

Comprehensive income								$149,568

Balance, December 31, 2002	1	—	1,356,816	149,643	(138,331)	(75)	1,368,053
Net income	—	—	—	160,886	—	—	160,886	$160,886
Additional investment from parent	—	—	12,576	—	—	—	12,576	—
Receivable from parent activity	—	—	—	—	(192,320)		(192,320)	—
Other comprehensive income (Note 10):	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(1,468)	(1,468)	(1,468)
Minimum pension liability adjustment	—	—	—	—	—	(8,905)	(8,905)	(8,905)

Comprehensive income								$150,513

Balance, December 31, 2003	1	—	1,369,392	310,529	(330,651)	(10,448)	1,338,822
Net income	—	—	—	131,360	—	—	131,360	$131,360
Additional investment from parent	—	—	22,211		—	—	22,211	—
Receivable from parent activity	—	—	—	—	(186,522)	—	(186,522)	—
Other comprehensive income (Note 10):
Cumulative translation adjustment	—	—	—	—	—	696	696	696
Minimum pension liability adjustment	—	—	—	—	—	(8,214)	(8,214)	(8,214)

Comprehensive income								$123,842

Balance, December 31, 2004	1	—	$1,391,603	$441,889	$(517,173)	$(17,966)	$1,298,353

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$131,360	$160,886	$149,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,184	72,996	67,798
(Gain) loss on disposition of assets	(194)	120	—
Write-down of impaired assets	8,307	1,196	—
Deferred income taxes	37,363	66,783	62,079
Other	983	(3,113)	1,155
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(13,236)	(22,764)	38,946
Inventories	20,098	(13,556)	7,670
Prepaid expenses and other assets	740	26,895	21,305
Accounts payable and accrued expenses	(44,378)	(52,184)	(94,546)
Income taxes payable	(16,790)	(21,512)	14,160

Net cash provided by operating activities	208,437	215,747	268,210

Cash flows from investing activities:
Additions to property, plant and equipment	(82,475)	(95,122)	(74,619)
Cash out flows for acquisitions and investments	(28,890)	(13,763)	(17,156)
Proceeds from the sale of fixed assets	3,812	3,335	1,727
Net proceeds from divestitures	—	—	29,962

Net cash used in investing activities	(107,553)	(105,550)	(60,086)

Cash flows from financing activities:
Proceeds from issuance of debt	63,819	71,979	—
Repayment of debt	(11,700)	(6,300)	(86,552)
Additional investment from parent	22,211	12,576	—
Distribution to parent	(186,522)	(192,320)	(109,661)

Net cash used in financing activities	(112,192)	(114,065)	(196,213)

Increase (decrease) in cash and cash equivalents	(11,308)	(3,868)	11,911
Cash and cash equivalents, beginning of period	23,963	27,831	15,920

Cash and cash equivalents, end of period	$12,655	$23,963	$27,831

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Nature of Our Business — We are a wholly owned subsidiary of Dean Foods Company, a leading food and beverage company. Our Dairy Group segment is part of the larger Dairy Group segment of Dean Foods Company and our Specialty Foods Group segment comprises the entirety of Dean Foods Company’s Specialty Foods Group segment.
      Basis of Presentations — Our Consolidated Financial Statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
      Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, which is then allocated among the segments of Dean Foods Company. Dean Foods Company began charging us management fees in the second quarter of 2002. Dean Foods Company charged us management fees of $44.9 million, $37 million and $24.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Receivable from Parent” on our balance sheet.
      Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.
      Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents.
      Inventories — Inventories are stated at the lower of cost or market. Dairy and certain specialty products inventories are valued on the first-in, first-out (“FIFO”) method, while our pickle inventories are valued on the last-in, first-out (“LIFO”) method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.
      Property, Plant and Equipment — Property, plant and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Also included in property, plant and equipment are certain direct costs related to the implementation of computer software for internal use. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Asset	Useful Life

Buildings and improvements	7 to 40 years
Machinery and equipment	3 to 20 years
      We perform impairment tests when circumstances indicate the carrying value may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible and Other Assets — Identifiable intangible assets are amortized over their estimated useful lives as follows:

Asset	Useful Life

Customer relationships	Straight-line method over 5 to 15 years
Customer supply contracts	Straight-line method over the terms of the agreements
Trademarks/trade names	Straight-line method over 5 years
Noncompetition agreements	Straight-line method over the terms of the agreements
      Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and other intangible assets determined to have indefinite lives are no longer amortized. Instead, we now conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually and when circumstances indicate that the carrying value may not be recoverable. We use present value techniques to determine whether an impairment exists.
      Foreign Currency Translation — The financial statements of our foreign subsidiary are translated to U.S. dollars in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.” The functional currency of our foreign subsidiary is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The cumulative translation adjustment in stockholder’s equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiary.
      Sales Recognition and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer and there is a reasonable assurance of collection of the sale proceeds. In accordance with Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor or to a Customer,” sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.
      Income Taxes — We (including all of our wholly owned U.S. operating subsidiaries) are included in Dean Foods Company’s consolidated tax return. Our income taxes are determined as if we were filing a separate tax return. Our foreign subsidiary is required to file separate income tax returns in its local jurisdictions. Certain distributions from this subsidiary are subject to U.S. income taxes; however, available tax credits of the subsidiary may reduce or eliminate these U.S. income tax liabilities. Our foreign earnings are expected to be reinvested indefinitely. At December 31, 2004, no provision had been made for U.S. federal or state income tax on approximately $3.7 million of accumulated foreign earnings.
      Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carry-forwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.
      Advertising Expense — Advertising expense is primarily comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income totaled $24.5 million in 2004, $27 million in 2003 and $25.4 million in 2002. Additionally, there were no prepaid advertising costs at December 31, 2004 and 2003.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in costs of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $440.7 million, $386.6 million and $375 million during 2004, 2003 and 2002, respectively.
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
      Facility Closing and Reorganization Costs — We are part of Dean Foods Company’s on-going overall facility closing and reorganization strategy. We periodically record facility closing and reorganization costs when we have identified a facility for closure or other reorganization opportunity and have developed a plan and notified the affected employees. We record these costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
      Comprehensive Income — We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by and distributions to our Parent, to be comprehensive income.
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
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In April 2004, the FASB issued Staff Position (“FSP”) No. SFAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after September 15, 2004. Substantially all of our postretirement benefits terminate at age 65. Therefore, the FSP will have no material affect on our Consolidated Financial Statements.
      Recently Issued Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
      In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is effective for nonmonetary exchanges occurring in years beginning after June 15, 2005. SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
      Reclassifications — Certain reclassifications have been made to conform the prior years’ Consolidated Financial Statements to the current year classifications.

2.	ACQUISITIONS AND DIVESTITURES

General
      All of our acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates and, accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in our Consolidated Financial Statements. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their fair market values.
      We have not completed the final allocation of purchase price to the fair values of assets and liabilities acquired in 2004, or the related business integration plans. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

2004 Acquisitions
      Ross Swiss Dairies — On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. Now the majority of products distributed by Ross Swiss Dairies are manufactured in our southern California facilities. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under Dean Foods Company’s receivables-backed facility.
      Other — During 2004, our Dairy Group and Specialty Foods Group completed two smaller acquisitions for an aggregate purchase price of $2.4 million and $1.1 million, respectively.
      Goodwill arising from the 2004 acquisitions was $24.1 million.

2003 Acquisitions
      Cremora — On December 24, 2003, our Specialty Foods Group acquired the Cremora® branded non-dairy powdered coffee creamer business from Eagle Family Foods. Prior to the acquisition, we had been

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
producing Cremora creamers for Eagle Family Foods pursuant to a co-packing arrangement, which generated approximately $8.9 million of net sales for us in 2003. Cremora is the first branded powdered coffee creamer offering for our Specialty Foods Group. The Cremora brand had sales of approximately $15.8 million in the 12 months ended June 30, 2003. We purchased the Cremora business for a purchase price of approximately $12.6 million, all of which was funded using borrowings under Dean Foods Company’s senior credit facility.
      Other — During 2003, our Dairy Group completed several small acquisitions for an aggregate purchase price of $1.2 million.
      Goodwill arising from the 2003 acquisitions was $8.6 million.

Divestitures
      During 2002, we completed the sale of the following non-core businesses from our Specialty Foods division: on January 4, 2002, we completed the sale of the stock of DFC Transportation Company, a contract hauler; on February 7, 2002, we completed the sale of the assets related to a boiled peanut business; and on October 11, 2002, we completed the sale of EBI Foods Limited, a U.K.-based manufacturer of powdered food coatings. Net proceeds from the sale of these three businesses totaled approximately $30 million. No gain or loss was recorded on the divestiture of these businesses during 2002 because the sales prices equaled the carrying values.

3.	INVENTORIES

	December 31

	2004	2003

	(In thousands)
Raw materials and supplies	$66,604	$71,331
Finished goods	148,788	162,980

Total	$215,392	$234,311

      Approximately $88.2 million and $97.6 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2004 and 2003, respectively. Our LIFO reserve was $4 million and $1.4 million at December 31, 2004 and 2003, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

	December 31

	2004	2003

	(In thousands)
Land	$50,584	$47,496
Buildings and improvements	287,015	257,272
Machinery and equipment	508,249	462,336

	845,848	767,104
Less accumulated depreciation	(210,061)	(128,837)

Total	$635,787	$638,267

      For 2003, we capitalized $520,000 in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset. We did not capitalize interest in 2004.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INTANGIBLE ASSETS
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

		Specialty
	Dairy Group	Foods Group	Total

	(In thousands)
Balance at December 31, 2002	$1,121,108	$304,290	$1,425,398
Purchase accounting adjustments	(12,238)	—	(12,238)
Acquisitions	1,051	7,500	8,551

Balance at December 31, 2003	1,109,921	311,790	1,421,711
Purchase accounting adjustments	(15,295)	(5,317)	(20,612)
Acquisitions	24,149	—	24,149

Balance at December 31, 2004	$1,118,775	$306,473	$1,425,248

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2004 and 2003 are as follows:

	December 31

	2004			2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$190,010	$—	$190,010	$190,010	$—	$190,010
Intangible assets with finite lives:
Customer-related	31,764	(9,932)	21,832	28,455	$(6,514)	21,941

Total other intangibles	$221,774	$(9,932)	$211,842	$218,465	$(6,514)	$211,951

      Amortization expense on intangible assets for the years ended December 31, 2004, 2003 and 2002 was $3.4 million, $3.7 million and $5.4 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2005	$3.7 million
2006	3.6 million
2007	3.5 million
2008	3.5 million
2009	3.4 million
      Our goodwill and intangible assets have resulted primarily from acquisitions and our acquisition by Dean Foods Company. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.
      A trademark is recorded with an indefinite life if it has sufficient market share and a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives, currently over

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
five years. Determining the expected life of a trademark is based on a number of factors including the competitive environment, market share, trademark history and anticipated future trademark support.
      In accordance with SFAS No. 142, we conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter or when circumstances arise that indicate a possible impairment might exist. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows. Our 2004, 2003 and 2002 annual impairment tests of both goodwill and intangibles with indefinite lives indicated no impairments.
      Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31

	2004	2003

	(In thousands)
Accounts payable	$197,555	$180,362
Payroll and benefits	60,948	69,791
Health insurance, workers’ compensation and other insurance costs	16,842	14,209
Other accrued liabilities	69,376	81,444

Total	$344,721	$345,806

7.	INCOME TAXES
      The following table presents the 2004, 2003 and 2002 provisions for income taxes.

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Current taxes payable:
Federal	$34,510	$20,898	$27,400
State	6,487	6,252	5,981
Foreign and other	649	408	205
Deferred income taxes	39,495	66,783	58,319

Total	$81,141	$94,341	$91,905

      The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Tax expense at statutory rates	$74,375	$89,329	$84,558
State income taxes	6,441	7,172	7,379
Other	325	(2,160)	(32)

Total	$81,141	$94,341	$91,905

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31

	2004	2003

	(In thousands)
Deferred income tax assets:
Net operating loss carry-forwards	$4,416	$4,279
Asset valuation reserves	4,103	4,907
Accrued liabilities	72,158	90,140
State and foreign credits	3,238	3,177
Other	(3,359)	(3,716)
Valuation allowances	(3,363)	(3,100)

	77,193	95,687
Deferred income tax liabilities:
Depreciation and amortization	(247,769)	(236,630)

Net deferred income tax liability	$(170,576)	$(140,943)

      These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

	December 31

	2004	2003

	(In thousands)
Current assets	$55,331	$71,946
Noncurrent liabilities	(225,907)	(212,889)

Total	$170,576	$(140,943)

      At December 31, 2004, we had approximately $709,000 of federal tax credits available for carryover to future years. These credits are subject to certain limitations and will expire beginning in 2012.
      A valuation allowance of $3.4 million has been established because we believe it is more likely than not that all of the deferred tax assets relating to state net operating loss and credit carryovers, foreign tax credit carryovers and capital loss carryovers will not be realized prior to the date they are scheduled to expire.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG-TERM DEBT

	December 31

	2004		2003

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
$250 million senior notes maturing in 2007	$250,304	8.150%	$250,402	8.150%
$200 million senior notes maturing in 2009	187,982	6.625	186,070	6.625
$150 million senior notes maturing in 2017	127,102	6.900	126,185	6.900
$100 million senior notes maturing in 2005	99,308	6.750	98,006	6.750
Receivables-backed facility	189,185	2.830	125,174	1.838
Industrial development revenue bonds	—		11,700	1.35-1.40
Other	5,668		34

	859,549		797,571
Less current portion	(99,550)		(3,509)

Total	$759,999		$794,062

      The scheduled maturities of long-term debt, at December 31, 2004, were as follows (in thousands):

2005	$100,241
2006	251
2007	439,436
2008	189
2009	200,191
Thereafter	154,545

Subtotal	894,853
Less discounts on senior notes	(35,304)

Total outstanding debt	$859,549

      Senior Notes — We had $700 million (face value) of senior notes outstanding at December 31, 2004. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens of our real property interests and a prohibition against granting liens on the stock of our subsidiaries. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Consolidated Financial Statements.
      Receivables-Backed Facility — We participate in Dean Foods Company’s $500 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. Dean Foods Company does not allocate interest related to the receivables-backed facility to us; therefore no interest costs related to this facility have been reflected on our income statements. In January 2005, Dean Foods Company amended the receivables-backed loan to increase the facility to $600 million. See Note 19.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Industrial Development Revenue Bonds — Certain of our subsidiaries had revenue bonds outstanding in 2003 and 2004. These bonds were secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. In December 2003, we made payments of $9 million, leaving an outstanding balance of $11.7 million at December 31, 2003. During 2004, we repaid the remaining principal balance on these bonds.
      Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.
      Letters of Credit — At December 31, 2004, $10.5 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

9.	STOCKHOLDER’S EQUITY
      We have 1,000 shares of common stock with a par value of $0.01 per share currently authorized and issued to Dean Foods Company.

10.	OTHER COMPREHENSIVE INCOME
      Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income during the for 2004 and 2003 are included below.

		Tax
	Pre-Tax	Benefit
	Loss	(Expense)	Net Loss

	(In thousands)
Accumulated other comprehensive income January 1, 2003	$(115)	$40	$(75)
Cumulative translation adjustment	(1,428)	(40)	(1,468)
Minimum pension liability adjustment	(14,363)	5,458	(8,905)

Accumulated other comprehensive income December 31, 2003	(15,906)	5,458	(10,448)
Cumulative translation adjustment	696	—	696
Minimum pension liability adjustment	(13,247)	5,033	(8,214)

Accumulated other comprehensive income December 31, 2004	$(28,457)	$10,491	$(17,966)

11.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS
      We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 2004, 2003 and 2002, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Defined benefit plans	$6,380	$9,298	$7,006
Defined contribution plans	8,198	7,241	4,829
Multi-employer pension and certain union plans	12,752	13,651	7,373

Total	$27,330	$30,190	$19,208

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations.
      As of December 31, 2004, the latest measurement date, the accumulated benefit obligation of the pension plans exceeded the fair value of plan assets. In accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” we recorded an additional minimum pension liability of $13.2 million ($8.2 million, net of income tax benefit). The adjustment to the additional minimum pension liability was included in other accumulated comprehensive loss as a direct charge to stockholder’s equity. As of December 31, 2004, the cumulative additional minimum pension charge included in accumulated other comprehensive loss was $27.6 million ($17.1 million net of tax).

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets:

	December 31

	2004	2003

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$172,711	$159,800
Service cost	703	1,004
Interest cost	11,164	11,085
Plan amendments	—	9,528
Actuarial loss	20,063	12,594
Benefits paid	(20,688)	(21,300)

Benefit obligation at end of year	183,953	172,711

Change in plan assets
Fair value of plan assets at beginning of year	73,548	58,707
Actual return on plan assets	7,522	12,097
Employer contribution	34,891	24,044
Benefits paid	(20,688)	(21,300)

Fair value of plan assets at end of year	95,273	73,548

Funded status	(88,680)	(99,163)
Unrecognized prior service cost	8,524	9,026
Unrecognized net loss	34,593	16,062

Net amount recognized	$(45,563)	$(74,075)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	8,525	9,026
Accrued benefit liability	(81,698)	(97,464)
Accumulated other comprehensive income	27,610	14,363

Net amount recognized	$(45,563)	$(74,075)

      A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2004 and 2003 follows:

	December 31

	2004	2003

Discount rate	5.75%	6.00% to 6.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2004, 2003 and 2002 follows:

	Year Ended December 31

	2004	2003	2002

Discount rate	6.00 to 6.50%	6.75%	6.75%
Expected return on plan assets	8.50	8.50%	9.00%
Rate of compensation increase	4.00	4.00%	0- 5.00%

	December 31

	2004	2003	2002

	(In thousands)
Components of net periodic benefit cost:
Service cost	$704	$1,004	$—
Interest cost	11,164	11,085	12,262
Expected return on plan assets	(7,157)	(5,021)	(8,287)
Amortizations:
Prior service cost	501	501	—
Unrecognized net loss	268	216	—
Effect of settlement	900	1,513	3,031

Net periodic benefit cost	$6,380	$9,298	$7,006

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $184 million, $175.1 million and $95.3 million, respectively, as of December 31, 2004 and $172.7 million, $168.4 million and $73.5 million, respectively, as of December 31, 2003. Included in the above pension benefits table is an unfunded supplemental retirement plan with a liability of $2.2 million and $5.8 million at December 31, 2004 and 2003, respectively.
      In 2004, Dean Foods Company consolidated substantially all of our qualified pension plans into one master trust. Dean Foods Company retained investment consultants to assist our Investment Committee with the transition of the plans’ assets to the master trust and to help its Investment Committee formulate a long-term investment policy for the newly established master trust. The current asset mix guidelines under the investment policy target equities at 65% to 75% of the portfolio and fixed income at 25% to 35%.
      Dean Foods Company determines the expected long-term rate of return based on its expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, Dean Foods Company considers the weighted-average return of a capital markets model that was developed by the plans’ investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.5%.
      Our pension plan weighted average asset allocations at December 31, 2004 and 2003 by asset category were as follows:

Asset Category	December 31, 2004	December 31, 2003

Equity securities and limited partnerships	74%	66%
Fixed income securities	25	9
Cash	1	25

Total	100%	100%

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Equity securities of the plan did not include any investment in the common stock of Dean Foods Company at December 31, 2004 or 2003.
      We expect to contribute $25.6 million to the pension plan for 2005. Estimated pension plan benefit payments for the next ten years are as follows:

2005	$2.6 million
2006	2.6 million
2007	2.5 million
2008	2.5 million
2009	2.4 million
Next five years	11.1 million
      Defined Contribution Plans — Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by Dean Foods Company. These plans generally provide for salary reduction contributions to the plans on behalf of the participants between 1% and 20% of a participant’s annual compensation and provide for employer matching and profit sharing contributions as determined by the Dean Foods Company Board of Directors.
      Multi-Employer Pension and Certain Union Plans — Certain of our subsidiaries contribute to various multi-employer pension and certain union plans, which are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by our other plans. The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any significant liabilities because withdrawal from these plans is not probable or reasonably possible.

12.	POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
      We provide health care benefits to certain retirees who are covered under specific group contracts. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and co-insurance provisions subject to certain lifetime maximums.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

	December 31

	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$15,369	$12,322
Service cost	866	978
Interest cost	937	754
Actuarial loss	1,926	3,162
Benefits paid	(2,108)	(1,847)

Benefit obligation at end of year	16,990	15,369
Fair value of plan assets at end of year	—	—

Funded status	(16,990)	(15,369)
Unrecognized net loss	6,898	5,235

Net amount recognized	$(10,092)	$(10,134)

      A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2004 and 2003 follows:

	December 31

	2004	2003

Health care inflation:
Initial rate	10.00%	12.00%
Ultimate rate	5.00%	5.00%
Year of ultimate rate achievement	2009	2009
Discount rate	5.75%	6.00% to 6.50%
      The weighted-average discount rate used to determine net periodic benefit cost is 6.00% to 6.50%, 6.75% and 6.75%, for 2004, 2003 and 2002, respectively.

	December 31

	2004	2003	2002

	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$1,803	$1,733	$1,510
Amortizations:
Unrecognized net gain	263	83	—

Net periodic benefit cost	$2,066	$1,816	$1,510

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$145	$(130)
Effect on postretirement obligation	1,347	(1,206)

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We expect to contribute $1.2 million to the postretirement health care plans for 2005. Estimated postretirement health care plan benefit payments for the next ten years is as follows:

2005	$1.2 million
2006	1.4 million
2007	1.5 million
2008	1.7 million
2009	1.8 million
Next five years	9.1 million

13.	FACILITY CLOSING AND REORGANIZATION COSTS
      Facility Closing and Reorganization Costs — We recorded net facility and reorganization costs of $14.6 million and $5.9 million during 2004 and 2003, respectively.
      The charges recorded during 2004 are primarily related to exiting the nutritional beverages business operated by our Specialty Foods Group segment, including closure of a manufacturing facility in Benton Harbor, Michigan. We also closed Dairy Group manufacturing facilities in San Leandro and South Gate, California.
      These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges related to these restructuring plans of approximately $2 million, including an additional $181,000 in workforce reduction costs and approximately $1.8 million related to shutdown and other costs. The majority of these additional charges are expected to be completed by December 2005.
      The principal components of our reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at December 31, 2004 was approximately $7.2 million. We are marketing these properties for sale.
      We consider several factors when evaluating a potential facility closure, including, among other things, the impact of such a closure on our customers, the impact on production, distribution and overhead costs, the investment required to complete any such closure, and the impact on future investment decisions. Some facility closures are pursued to improve our operating cost structure, while others enable us to avoid unnecessary capital expenditures, allowing us to more prudently invest our capital expenditure dollars in our production facilities and better serve our customers.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity with respect to facility closing and reorganization costs for 2004 and 2003 is summarized below:

	Accrued			Accrued			Accrued
	Charges at			Charges at			Charges at
	December 31,			December 31,			December 31,
	2002	Charges	Payments	2003	Charges	Payments	2004

	(In thousands)
Cash charges:
Workforce reduction costs	$—	$4,151	$(604)	$3,547	$1,412	$(3,253)	$1,706
Shutdown costs	—	127	(127)	—	2,544	(2,544)	—
Lease obligations after shutdown	—	445	(445)	—	409	(334)	75
Other	—				1,893	(1,888)	5

Subtotal	$—	4,723	$(1,176)	$3,547	6,258	$(8,019)	$1,786

Non cash charges:
Write down of assets		1,196			8,307

Total charges		$5,919			$14,565

      Transaction Closing Costs — As part of our acquisition by Dean Foods Company, we accrued costs in 2002 pursuant to plans to exit certain activities and operations of businesses in order to rationalize production and reduce costs and inefficiencies. In connection with our acquisition by Dean Foods Company, facilities in Atkins, Arkansas and Cairo, Georgia in our Specialty Foods Group and a facility in Escondido, California in our Dairy Group were closed. We also eliminated our administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, shut down two pickle tank yards and relocated production between facilities as part of our overall integration and efficiency efforts.
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs that are necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.
      Also during 2004, we recorded certain adjustments to reduce our acquisition liability by approximately $1.7 million related to exit activities in our Specialty Foods Group segment. These adjustments reduced goodwill.
      Activity with respect to these liabilities for 2004 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			December 31,
	2003	Adjustments	Payments	2004

	(In thousands)
Workforce reduction costs	$2,181	$(460)	$(282)	$1,439
Shutdown costs	4,064	(1,245)	(630)	2,189

Total	$6,245	$(1,705)	$(912)	$3,628

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity with respect to these liabilities for 2003 is summarized below:

	Accrued			Accrued
	Costs at			Costs at
	December 31,			December 31,
	2002	Adjustments	Payments	2003

	(In thousands)
Workforce reduction costs	$7,726	$45	$(5,590)	$2,181
Shutdown costs	8,208	756	(4,900)	4,064

Total	$15,934	$801	$(10,490)	$6,245

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$51,594	$51,496	$56,053
Cash paid for taxes	24,841	3,695	6,073

15.	COMMITMENTS AND CONTINGENCIES
      Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense, including additional rent, was $42.1 million, $41.1 million and $40.9 million for 2004, 2003 and 2002, respectively.
      The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets at December 31, 2004 are as follows (in thousands):

Machinery and equipment	$5,452
Other	228
Less accumulated amortization	(194)

$5,486

      We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum payments at December 31, 2004, under non-cancelable capital leases and operating leases with terms in excess of one year and purchase obligations are summarized below:

	Capital	Operating	Purchase
	Leases	Leases	Obligations

	(In thousands)
2005	$995	$34,416	$46,321
2006	988	29,360	9,480
2007	968	25,667	9,322
2008	911	23,150	7,484
2009	881	21,112	7,234
Thereafter	10,013	69,730	10,637

Total minimum lease payments	14,756	$203,435	$90,478

Less amount representing interest	(9,249)

Present value of capital lease obligations	$5,507

      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. Dean Foods Company’s senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At December 31, 2004 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $531.1 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $129.3 million were issued but undrawn. At December 31, 2004 approximately $839.6 million was available for future borrowings under Dean Foods Company’s revolving credit facility.
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

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Litigation, Investigations and Audits — We are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2004 and 2003. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.
      Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on most of our other debt are variable, their fair value approximates their carrying value.
      We have senior notes with an aggregate face value of $700 million with fixed interest rates ranging from 6.625% to 8.15% at December 31, 2004. The notes had a fair market value of $737.2 million and $699.2 million at December 31, 2004 and 2003, respectively.

17.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
      Segment Information — We currently have two reportable segments: the Dairy Group and Specialty Foods Group.
      Our Dairy Group segment is our largest segment. It manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States.
      Our Specialty Foods Group is the nation’s leading private label pickle processor, and one of the largest manufacturers and sellers of non-dairy powdered creamer in the United States. The Specialty Foods Group also manufactures and sells a variety of other foods, such as aseptic sauces and puddings.
      We evaluate the performance of our segments based on operating profit or loss before gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses. Therefore, the measure of segment profit or loss presented below is before such items.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts in the following tables are obtained from reports used by Dean Foods Company’s executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	2004	2003	2002

	(In thousands)
Net sales to external customers:
Dairy Group	$3,633,107	$3,192,831	$3,181,902
Specialty Foods Group	676,768	684,207	673,604

Total	$4,309,875	$3,877,038	$3,855,506

Operating income:
Dairy Group	$263,475	$259,001	$255,320
Specialty Foods Group	68,426	101,292	98,874
Corporate	(51,745)	(45,873)	(57,086)

Segment operating income	280,156	314,420	297,108
Facility closing and reorganization costs	14,565	5,919	—

Total	265,591	308,501	297,108
Other (income) expense:
Interest expense and financing charges	55,074	55,183	56,287
Other income, net	(1,984)	(1,909)	(727)

Consolidated income before income tax	$212,501	$255,227	$241,548

Depreciation and amortization:
Dairy Group	$63,235	$53,453	$47,306
Specialty Foods Group	16,126	14,505	14,101
Corporate	4,823	5,038	6,391

Total	$84,184	$72,996	$67,798

Assets:
Dairy Group	$2,217,628	$2,186,955	$2,161,081
Specialty Foods Group	604,687	635,321	617,210
Corporate	66,358	84,331	97,532

Total	$2,888,673	$2,906,607	$2,875,823

Capital expenditures:
Dairy Group	$60,570	$76,611	$63,016
Specialty Foods Group	21,905	18,511	11,176
Corporate	—	—	427

Total	$82,475	$95,122	$74,619

      Substantially all of our business is within the United States. Intersegment sales are not material.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Major Customers — Our Dairy and Specialty Foods Groups each had one customer that represented greater than 10% of their 2004 sales. Approximately 13.6% of our consolidated 2004 sales were to that same customer.

18.	QUARTERLY RESULTS OF OPERATIONS (unaudited)
      The following is a summary of the unaudited quarterly results of operations for 2004 and 2003.

	Quarter

	First	Second	Third	Fourth

	(In thousands)
2004
Net sales	$993,166	$1,125,817	$1,103,722	$1,087,170
Gross profit	243,596	251,696	240,171	255,513
Net income(1)	33,424	38,883	23,066	35,987
2003
Net sales	$919,063	$949,438	$979,867	$1,028,670
Gross profit	234,965	244,777	241,817	241,926
Net income(2)	36,462	44,108	41,036	39,280

(1)	The results of the first, third and fourth quarters include facility closing and reorganization costs, net of tax, of $1.7 million, $6.6 million and $885,000, respectively.

(2)	The results for the second, third and fourth quarters include facility closing and reorganization costs, net of tax, of $325,000, $298,000, and $3.1 million, respectively.

19.	SUBSEQUENT EVENTS (unaudited)
      Tax Free Spin-Off of Specialty Foods Group — On January 27, 2005, Dean Foods Company announced its intent to pursue a tax-free spin-off of our Specialty Foods Group. The spin-off will create a publicly traded food manufacturing company serving the retail grocery and foodservice markets with approximately 1,800 employees and estimated 2005 net sales of over $700 million. Also effective January 27, 2005, Dean Foods Company hired a new management team, headed by Sam Reed, former CEO of Keebler Foods Company, to lead the new company. In conjunction with their employment, the management team made a cash investment of $10 million in the Specialty Foods Group, representing 1.7% ownership of the new business.
      The spin-off is intended to take the form of a tax-free distribution to Dean Foods Company’s shareholders of a new publicly traded stock, which is expected to be listed on the New York Stock Exchange. Dean Foods Company expects the spin-off to be completed in the third quarter of 2005, subject to confirmation by the Internal Revenue Service of the tax-free nature of the transaction, registration of the new security with the Securities and Exchange Commission and other customary closing conditions.

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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this annual report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management at the reasonable assurance level. In the fourth quarter of 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers
      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation
      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
      The following Consolidated Financial Statements are filed as part of this report or are incorporated herein as indicated:
Financial Statement Schedule
      Report of Independent Registered Public Accounting Firm
      Schedule II — Valuation and Qualifying Accounts
Exhibits
      See Index to Exhibit.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ RONALD L. MCCRUMMEN

Ronald L. McCrummen
Senior Vice President and
Chief Accounting Officer
Dated March 17, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGG L. ENGLES Gregg L. Engles	Chief Executive Officer	March 17, 2005

/s/ BARRY A. FROMBERG Barry A. Fromberg	Chief Financial Officer	March 17, 2005

/s/ RONALD L. MCCRUMMEN Ronald L. McCrummen	Chief Accounting Officer	March 17, 2005

/s/ LISA N. TYSON Lisa N. Tyson	Sole Director	March 17, 2005

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Dean Holding Company
Dallas, Texas
      We have audited the consolidated financial statements of Dean Holding Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 14, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in 2002 in the method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142); such report is included elsewhere in this Form  10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 2005

SCHEDULE II
DEAN HOLDING COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
      Allowance for doubtful accounts deducted from accounts receivable:

					Recoveries
	Balance				of	Write-Off of
	Beginning	Charged to			Accounts	Uncollectible	Balance
Year	of Year	Income	Acquisitions	Dispositions	Written Off	Accounts	End of Year

	(In thousands)
December 31, 2002	$8,297	$6,137	$2,350	$(38)	$314	$8,188	$8,872
December 31, 2003	8,872	5,253	—	—	195	2,303	12,017
December 31, 2004	12,017	1,423	1,660	—	830	6,300	9,630

INDEX TO EXHIBITS
      Explanatory Note: References in this Index to “Legacy Dean” are references to the registrant, Dean Holding Company.

Exhibit
Number		Description

3.1	—	Certificate of Incorporation (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
3.2	—	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
3.3	—	Amended and Restated Bylaws (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
4.1	—	Specimen of Common Stock Certificate (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
4.2	—	Form of Senior Indenture related to our 6.625% ($200 million) and 8.15% ($250 million) senior notes (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed on January 23, 1998, File No. 333-44851).
4.3	—	Form of senior debt securities (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed on January 23, 1998, File No. 333-44851).
4.4	—	Form of Senior Indenture related to our 6.75% ($100 million) and 6.9% ($150 million) senior notes (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed January 19, 1995, File No. 33-57353).
4.5	—	Form of senior debt securities related to our 6.75% ($100 million) and 6.9% ($150 million) senior notes (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed January 19, 1995, File No. 33-57353).
10.2	—	Form of Joinder Agreement dated December 21, 2001 executed by us and certain of our subsidiaries in favor of certain lenders to our parent company (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
10.3	—	Form of Security Agreement dated December 21, 2001 executed by us and certain of our subsidiaries in favor of certain lenders to our parent company (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.