Form 10-Q
period 2005-03-31
DEAN HOLDING CO
filed 2005-05-13
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005

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
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I — Financial Information

Item 1.	Financial Statements
DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	December 31,
	2005	2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,332	$12,655
Receivables, net	293,011	294,188
Inventories	212,357	215,392
Deferred income taxes	56,991	55,331
Prepaid expenses and other current assets	19,203	23,276

Total current assets	588,894	600,842
Property, plant and equipment	633,939	635,787
Goodwill	1,425,252	1,425,248
Identifiable intangible and other assets	225,951	226,796

Total	$2,874,036	$2,888,673

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$352,018	$344,721
Income taxes payable	4,961	4,897
Current portion of long-term debt	99,896	99,550

Total current liabilities	456,875	449,168
Long-term debt	766,377	759,999
Deferred income taxes	228,945	225,907
Other long-term liabilities	151,589	155,246
Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, 1,000 shares issued and outstanding at March 31, 2005 and December 31, 2004 with a par value of $0.01 per share	—	—
Additional paid-in capital	1,391,603	1,391,603
Retained earnings	476,163	441,889
Receivable from parent	(578,723)	(517,173)
Accumulated other comprehensive income (loss)	(18,793)	(17,966)

Total stockholder’s equity	1,270,250	1,298,353

Total	$2,874,036	$2,888,673

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended
	March 31

	2005	2004

	(unaudited)
Net sales	$1,063,298	$993,166
Cost of sales	813,280	749,570

Gross profit	250,018	243,596
Operating costs and expenses:
Selling and distribution	143,416	139,742
General and administrative	34,798	34,799
Amortization expense	734	630
Facility closing and reorganization costs	2,069	2,702

Total operating costs and expenses	181,017	177,873

Operating income	69,001	65,723
Other (income) expense:
Interest expense, net	13,936	13,839
Other income, net	(212)	(1,967)

Total other (income) expense	13,724	11,872

Income before income taxes	55,277	53,851
Income taxes	21,003	20,427

Net income	$34,274	$33,424

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31

	2005	2004

	(unaudited)
Cash Flows From Operating Activities
Net Income	$34,274	$33,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,971	20,653
Loss (gain) on disposition of assets	354	(1,733)
Write-down of impaired assets	—	408
Deferred income taxes	1,896	775
Other, net	366	962
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,177	7,367
Inventories	3,035	(1,584)
Prepaid expenses and other assets	2,966	(2,342)
Accounts payable, accrued expenses and other liabilities	2,277	(18,380)
Income taxes	64	(16,541)

Net cash provided by operating activities	68,380	23,009
Cash Flows From Investing Activities
Net additions to property, plant and equipment	(11,791)	(16,308)
Cash outflows for acquisitions	—	(25,068)
Proceeds from sale of fixed assets	141	1,985

Net cash used in investing activities	(11,650)	(39,391)
Cash Flows From Financing Activities
Proceeds from issuance of debt	5,663	65,404
Repayment of debt	—	(3,500)
Additional investment from parent	—	21,522
Distribution to parent	(67,716)	(79,545)

Net cash (used in) provided by financing activities	(62,053)	3,881

Decrease in cash and cash equivalents	(5,323)	(12,501)
Cash and cash equivalents, beginning of period	12,655	23,963

Cash and cash equivalents, end of period	$7,332	$11,462

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form  10-K for the year ended December 31, 2004. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to current year’s classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2005 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2004 Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2005.
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.
      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, a portion of which is then allocated to us. Dean Foods Company charged us management fees of $10.4 million and $10.1 million for the three months ended March 31, 2005 and 2004, respectively. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Receivable from Parent” on our balance sheet.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $112.6 million and $107.6 million for the first three months of 2005 and 2004, respectively.
      Stock-Based Compensation — Certain of our employees participate in employee stock-based compensation plans sponsored by Dean Foods Company. Dean Foods Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. No compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date. Dean Foods Company also grants stock units to certain of our employees. Each stock unit represents the right to receive one share of our common stock in the future. Dean Foods Company has not allocated to us any compensation expense to its subsidiaries for grants of stock units.
      Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for Dean Foods Company in the first quarter of 2006 Dean Foods Company is currently evaluating the impact of SFAS No. 123(R) on the consolidated operations of Dean Foods Company and how the cost resulting under SFAS No. 123(R) will be allocated to its subsidiaries.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
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

2.	Inventories

	March 31,	December 31,
	2005	2004

	(In thousands)
Raw materials and supplies	$66,892	$66,604
Finished goods	145,465	148,788

Total	$212,357	$215,392

      Approximately $68.2 million and $88.2 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2005 and December 31, 2004, respectively. Our LIFO reserve was $4.6 million and $4 million at March 31, 2005 and December 31, 2004, respectively.

3.	Intangible Assets
      Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

		Specialty
	Dairy	Foods
	Group	Group	Total

	(In thousands)
Balance at December 31, 2004	$1,118,775	$306,473	$1,425,248
Purchasing accounting adjustments	4	—	4

Balance at March 31, 2005	$1,118,779	$306,473	$1,425,252

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005			December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$190,010	$—	$190,010	$190,010	$—	$190,010
Intangible assets with finite lives:
Customer-related	31,764	(10,847)	20,917	31,764	(9,932)	21,832

Total	$221,774	$(10,847)	$210,927	$221,774	$(9,932)	$211,842

      Amortization expense on intangible assets for the three months ended March 31, 2005 and 2004 was approximately $900,000 and $800,000, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$3.6 million
2007	3.5 million
2008	3.5 million
2009	3.4 million
2010	3.2 million

4.	Long-Term Debt

	At March 31, 2005		At December 31, 2004

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
$250 million senior notes maturing in 2007	$250,278	8.150%	$250,304	8.150%
$200 million senior notes maturing in 2009	188,485	6.625	187,982	6.625
$150 million senior notes maturing in 2017	127,344	6.900	127,102	6.900
$100 million senior notes maturing in 2005	99,650	6.750	99,308	6.750
Receivables-backed facility	194,901	3.380	189,185	2.830
Capital lease obligations and other	5,615		5,668

	866,273		859,549
Less current portion	(99,896)		(99,550)

Total	$766,377		$759,999

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

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Receivables-Backed Facility — We participate in Dean Foods Company’s $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. Dean Foods Company does not allocate interest related to the receivables-backed facility to us. Therefore, no interest costs related to this facility have been reflected on our income statements.
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
      Letters of Credit — At March 31, 2005, $10.5 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

5.	Comprehensive Income (Loss)
      Comprehensive income (loss) consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $33.4 million for the three months ended March 31, 2005. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the three months ended March 31, 2005 are included below.

	Pre-Tax	Tax
	Income	Benefit	Net
	(Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income December 31, 2004	$(28,457)	$10,491	$(17,966)
Minimum pension liability adjustment	(1,363)	518	(845)
Cumulative translation adjustment arising during period	18	—	18

Accumulated other comprehensive income, March 31, 2005	$(29,802)	$11,009	$(18,793)

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Employee Retirement and Postretirement Benefits
      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months
	Ended March 31

	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$321	$282
Interest cost	2,656	2,724
Expected return on plan assets	(1,855)	(1,699)
Amortizations:
Prior service cost	125	126
Unrecognized net loss	136	75
Effect of settlement	225	225

Net periodic benefit cost	$1,608	$1,733

      We expect to contribute $25.6 million to our pension plans during 2005.
      Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months
	Ended March 31

	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$260	$241
Interest cost	227	232
Amortizations:
Unrecognized net loss	68	68

Net periodic benefit cost	$555	$541

      We expect to contribute $1.2 million to our postretirement health plans during 2005.

7.	Facility Closing and Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $2.1 million and $2.7 million during the first three months of 2005 and 2004, respectively.
      The charges recorded during 2005 are primarily related to the following:

•	Consolidation of certain administrative functions in the Midwest and Southwest regions of our Dairy Group; and

•	Previously announced plans including closing a Dairy Group manufacturing facility in South Gate, California and closing a Specialty Foods Group manufacturing facility in Benton Harbor, Michigan.
      We expect to incur additional charges related to these restructuring plans of approximately $3.7 million, including an additional $400,000 in work force reduction costs and approximately $3.3 million

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in shutdown and other costs. Approximately $3.4 million and $300,000 of these additional charges are expected to be completed by December 2005 and December 2006, respectively.
      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at March 31, 2005 was approximately $5.5 million. We are marketing these properties for sale.
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
      Activity for the first three months of 2005 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			March 31,
	2004	Charges	Payments	2005

	(In thousands)
Cash charges:
Workforce reduction costs	$1,706	$1,576	$(1,569)	$1,713
Shutdown costs	—	123	(123)	—
Lease obligations after shutdown	75	121	(129)	67
Other	5	249	(249)	5

Total	$1,786	$2,069	$(2,070)	$1,785

      Transaction Closing Costs — As part of our acquisition by Dean Foods Company, we accrued costs in 2002 pursuant to a plan to exit certain activities and businesses in order to rationalize production and reduce costs and inefficiencies. As part of this plan we closed two Specialty Foods Group facilities in Atkins, Arkansas and Cairo, Georgia, and one Dairy Group facility in Escondido, California. We also eliminated our administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, shut down two pickle tank yards and relocated production between plants as part of our overall integration and efficiency efforts.
      The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices;

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Shutdown costs, including those costs necessary to clean and prepare the abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.
      Activity with respect to these liabilities for the first three months of 2005 is summarized below:

	Accrued		Accrued
	Charges at		Charges at
	December 31,		March 31,
	2004	Payments	2005

	(In thousands)
Workforce reduction costs	$1,439	$(129)	$1,310
Shutdown costs	2,189	(163)	2,026

Total	$3,628	$(292)	$3,336

8.	Commitments and Contingencies
      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. Dean Foods Company’s senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At March 31, 2005 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $356.2 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $129.3 million were issued but undrawn. At March 31, 2005 approximately $1.01 billion was available for future borrowings under Dean Foods Company’s revolving credit facility.
      Principal payments are required on Dean Foods Company’s term loan as follows:

•	$56.25 million quarterly beginning on December 31, 2006 through September 30, 2008;

•	$262.5 million quarterly beginning on December 31, 2008 through June 30, 2009; and

•	A final payment of $262.5 million on the maturity date of August 13, 2009.
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

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We have entered into various contracts obligating us to purchase minimum quantities of cucumbers used in our production processes. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.
      Litigation, Investigations and Audits — We are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any probable liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

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
      Our Specialty Foods Group is the nation’s leading private label pickle processor, and the largest manufacturer and seller of non-dairy powdered creamer in the United States. The Specialty Foods Group also manufactures and sells a variety of other foods, such as aseptic sauces and puddings. On January 27, 2005 we announced our intent to pursue a spin-off of our Specialty Goods Group. We expect the spin-off to be complete in the third quarter of 2005.
      We evaluate the performance of our segments based on operating profit or loss before gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses. Therefore, the measure of segment profit or loss presented below is before such items.
      The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2004 Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended
	March 31

	2005	2004

	(In thousands)
Net sales to external customers:
Dairy Group	$906,141	$827,683
Specialty Foods Group	157,157	165,483

Total	$1,063,298	$993,166

Operating income:
Dairy Group	$64,328	$60,894
Specialty Foods Group	17,667	19,306
Corporate	(10,925)	(11,775)

Segment operating income	71,070	68,425
Facility closing and reorganization costs	(2,069)	(2,702)

Total	$69,001	$65,723

	March 31,	December 31,
	2005	2004

	(In thousands)
Assets:
Dairy Group	$2,216,125	$2,217,628
Specialty Foods Group	590,102	604,687
Corporate	67,809	66,358

Total	$2,874,036	$2,888,673

      Substantially all of our business is within the United States.
      Significant Customers — Our Dairy Group and Specialty Foods Group segments have a single customer that represented greater than 10% of their sales in the first quarter of 2005. Approximately 15.3% of our consolidated sales were to this same customer.

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
Results of Operations
      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Quarter Ended March 31

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$1,063.3	100.0%	$993.2	100.0%
Cost of sales	813.3	76.5	749.6	75.5

Gross profit	250.0	23.5	243.6	24.5
Operating costs and expenses:
Selling and distribution	143.4	13.5	139.8	14.1
General and administrative	34.8	3.3	34.8	3.5
Amortization expense	0.7	—	0.6	0.1
Facility closing and reorganization costs	2.1	0.2	2.7	0.2

Total operating costs and expenses	181.0	17.0	177.9	17.9

Total operating income	$69.0	6.5%	$65.7	6.6%

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004 —
Consolidated Results
      Net Sales — Consolidated net sales increased approximately 7.1% to $1.06 billion during the first quarter of 2005 from $993.2 million during the first quarter of 2004. Net sales by segment are shown in the table below.

	Quarter Ended March 31

			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$906.1	$827.7	$78.4	9.5%
Specialty Foods Group	157.2	165.5	(8.3)	(5.0)

Total	$1,063.3	$993.2	$70.1	7.1%

      Net sales increased approximately $70.1 million during the first quarter of 2005 compared to the same period in the prior year primarily due to higher selling prices resulting from the pass-through of increased Class I raw milk costs at our Dairy Group. The increase in net sales at the Dairy Group was slightly offset by decreased sales at our Specialty Foods Group due to the loss of nutritional beverages volume. See “— Results by Segment” for more information.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio increased to 76.5% in the first quarter of 2005 compared to 75.5% in the first quarter of 2004 due to increased raw material costs that affected both of our segments in the first quarter of 2005.
      Operating Costs and Expenses — Our operating expenses increased approximately $3.1 million during the first quarter of 2005 as compared to the same period in the prior year. Our operating expense ratio was 17% in the first quarter of 2005 compared to 17.9% during the first quarter of 2004. Operating expenses increased primarily due to an increase in distribution costs of $5 million due largely to increased fuel costs. This increase was offset somewhat by lower facility closing and reorganization costs.
      Operating Income — Operating income during the first quarter of 2005 was $69 million, an increase of $3.3 million from the first quarter of 2004 operating income of $65.7 million. Our operating margin in the first quarter of 2005 was 6.5% compared to 6.6% in the first quarter of 2004. Our operating margin decreased primarily as a result of higher raw material and distribution costs, and the effect of increased sales. See “— Results by Segment” for more information.
      Other (Income) Expense — Total other expense increased slightly to $13.7 million in the first quarter of 2005 compared to $11.9 million in the first quarter of 2004. Interest expense increased slightly to $13.9 million in the first quarter of 2005 from $13.8 million in the first quarter of 2004. Other operating income decreased $1.8 million in the first quarter of 2005 compared to this same period in the prior year primarily due to a gain on the sale of a facility in the Southwest region of our Dairy Group in the first quarter of 2004.
      Income Taxes — Income tax expense was recorded at an effective rate of 38% in the first quarter of 2005 compared to 37.9% in the first quarter of 2004. Our tax rate varies as the mix of earnings contributed by our various business units changes.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004 —
Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Quarter Ended March 31

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$906.1	100.0%	$827.7	100.0%
Cost of sales	690.6	76.2	621.1	75.0

Gross profit	215.5	23.8	206.6	25.0
Operating costs and expenses	151.2	16.7	145.7	17.6

Total segment operating income	$64.3	7.1%	$60.9	7.4%

      The Dairy Group’s net sales increased by approximately $78.4 million, or 9.5%, in the first quarter of 2005 versus the first quarter of 2004. The change in net sales from the first quarter of 2004 to the first quarter of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$827.7
Volume	(14.7)	(1.8)%
Pricing and product mix	93.1	11.3

2005 Net sales	$906.1	9.5%

      The most significant cause of the increase in the Dairy Group’s net sales was price increases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw milk prices were approximately 36% higher in the first quarter of 2005 compared to the first quarter of 2004. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2005 compared to the first quarter of 2004:

	Quarter Ended
	March 31*

	2005		2004		% Change

Class I raw skim milk mover(3)	$9.09	(1)	$6.66	(1)	36%
Class I butterfat mover(3)	1.86	(2)	1.53	(2)	22
Class II raw skim milk minimum(4)	7.34	(1)	6.64	(1)	11
Class II butterfat minimum(4)	1.75	(2)	1.92	(2)	(9)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      Fluid milk volumes decreased 1.2% during the first quarter of 2005 as a result of a regional realignment by Dean Foods Company that moved some of the fluid milk volumes in our Midwest region into other facilities owned by Dean Foods Company but not owned by us. Approximately 77% of the Dairy Group’s sales during the quarter were fluid milk. This volume decrease was compounded by a decline in other products, primarily cultured products, resulting in an overall volume decline of 1.8% during the first quarter of 2005 compared to the first quarter of 2004. We lost cultured products volumes primarily in our California facilities due to a gradual decline in their customers base.
      The Dairy Group’s cost of sales ratio increased to 76.2% in the first quarter of 2005 from 75% in the first quarter of 2004 primarily due to the increase in Class I raw milk costs compared to the prior year. In addition, increased resin costs negatively impacted cost of goods sold by approximately $6.1 million. Resin is the primary component used in our plastic bottles. Partly offsetting these increases was an approximately 9% decline in Class II butterfat prices. Because monthly Class II butterfat prices are not announced by the government until after the end of the month, there is a lag between the time of a Class II butterfat decrease and the effectiveness of a corresponding price decrease to our customers.

      The Dairy Group’s operating expense ratio decreased to 16.7% in the first quarter of 2005 from 17.6% in the first quarter of 2004, primarily due to the relatively smaller increase in operating expense dollars compared to the increase in sales dollars. Operating expense dollars increased approximately $5.5 million during the first quarter of 2005 compared to the first quarter of 2004 primarily due to an increase in distribution costs. Total distribution costs increased $5 million as a result of higher fuel prices, increased deliveries in our direct store delivery system and the acquisition of several small distributors in the fourth quarter of 2004.

Specialty Foods Group —
      The key performance indicators of our Specialty Foods Group are sales dollars, gross profit and operating income.

	Quarter Ended March 31

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$157.2	100.0%	$165.5	100.0%
Cost of sales	122.6	78.0	128.7	77.8

Gross profit	34.6	22.0	36.8	22.2
Operating costs and expenses	16.9	10.7	17.5	10.5

Total segment operating income	$17.7	11.3%	$19.3	11.7%

      The Specialty Foods Group’s net sales decreased by $8.3 million, or 5%, in the first quarter of 2005 versus the first quarter of 2004. The change in net sales from the first quarter of 2004 to the first quarter of 2005 was due to the following:

	Dollars	Percentage

	(Dollars in millions)
2004 Net sales	$165.5
Volume	(8.6)	(5.2)%
Pricing and product mix	0.3	0.2

2005 Net sales	$157.2	(5.0)%

      The decrease in sales was due to the loss of nutritional beverage volumes resulting from our exit from this line of products in the fourth quarter of 2004 and from decreased pickle sales.
      Costs of goods sold decreased approximately $6.1 million due to lower sales. This decrease was partly offset by increased raw material costs, particularly casein and cheese, which were approximately $2 million higher than in the first quarter of 2004, and due to higher packaging costs of approximately $1 million.
      Operating expenses for the Specialty Foods Group decreased slightly to $16.9 million in the first quarter of 2005 versus $17.5 million in the first quarter of 2004. This decrease was primarily due to lower selling and marketing expenses of approximately $1.2 million related to reduced headcount and lower trade spending. This decrease was partly offset by approximately $700,000 of expenses related to the Specialty Foods Group spin-off.

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

Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the first quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
May 13, 2005

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