Form 10-Q
period 2005-06-30
DEAN HOLDING CO
filed 2005-08-15
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Page

Part I — Financial Information
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4 — Controls and Procedures	18
Part II — Other Information
Item 1 — Legal Proceedings	20
Item 6 — Exhibits	20
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I — Financial Information

Item 1.	Financial Statements
DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,662	$12,490
Receivables, net	256,389	261,184
Inventories	106,825	101,265
Deferred income taxes	47,315	48,187
Prepaid expenses and other current assets	13,259	18,754

Total current assets	433,450	441,880
Property, plant and equipment	507,766	510,513
Goodwill	1,116,027	1,118,775
Identifiable intangible and other assets	203,065	204,265
Assets of discontinued operations	—	613,240

Total	$2,260,308	$2,888,673

LIABILITIES AND PARENT’S NET INVESTMENT
Current liabilities:
Accounts payable and accrued expenses	$280,103	$288,684
Income taxes payable	4,355	4,897
Current portion of long-term debt	27	99,334

Total current liabilities	284,485	392,915
Long-term debt	741,616	754,683
Deferred income taxes	187,264	183,265
Other long-term liabilities	124,227	136,095
Liabilities of discontinued operations	—	120,900
Commitments and contingencies (Note 9)
Parent’s net investment	938,808	1,316,319
Accumulated other comprehensive income (loss)	(16,092)	(15,504)

Total parent’s net investment	922,716	1,300,815

Total	$2,260,308	$2,888,673

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

	(Unaudited)
Net sales	$917,426	$951,650	$1,823,567	$1,779,333
Cost of sales	691,120	738,630	1,381,776	1,359,485

Gross profit	226,306	213,020	441,791	419,848
Operating costs and expenses:
Selling and distribution	132,421	125,974	262,797	251,477
General and administrative	25,482	29,538	56,613	61,108
Amortization of intangibles	327	295	647	589
Facility closing and reorganization costs	598	(20)	2,120	2,682

Total operating costs and expenses	158,828	155,787	322,177	315,856

Operating income	67,478	57,233	119,614	103,992
Other (income) expense:
Interest expense	13,473	13,745	27,216	27,578
Other (income) expense, net	97	374	(54)	(1,582)

Total other expense	13,570	14,119	27,162	25,996

Income from continuing operations before income taxes	53,908	43,114	92,452	77,996
Income taxes	20,454	16,575	35,236	30,061

Income from continuing operations	33,454	26,539	57,216	47,935
Income from discontinued operations, net of tax	2,934	12,344	13,446	24,372

Net income	$36,388	$38,883	$70,662	$72,307

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30

	2005	2004

	(Unaudited)
Cash flows from operating activities:
Net Income	$70,662	$72,307
Income from discontinued operations	(13,446)	(24,372)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,818	33,407
Loss (gain) on disposition of assets	(82)	(2,241)
Write-down of impaired assets	37	—
Deferred income taxes	5,389	4,100
Other	2,101	1,043
Changes in operating assets and liabilities, net of acquisitions:
Receivables	12,619	(24,230)
Inventories	(5,580)	(25,044)
Prepaid expenses and other assets	10,126	(2,894)
Accounts payable and accrued expenses	(22,487)	(6,258)
Income taxes payable	(542)	(16,045)

Net cash provided by continuing operations	94,615	9,773
Net cash provided by discontinued operations	32,076	62,070

Net cash provided by operating activities	126,691	71,843
Cash flows from investing activities:
Additions to property, plant and equipment	(25,130)	(27,993)
Cash outflows for acquisitions	—	(25,348)
Proceeds from sale of fixed assets	670	3,301

Net cash used in continuing operations	(24,460)	(50,040)
Net cash used in discontinued operations	(7,631)	(9,287)

Net cash used in investing activities	(32,091)	(59,327)
Cash flows from financing activities:
Repayment of debt	(114,520)	(40,010)
Additional investment from parent	—	22,509
Distribution to parent	5,939	(3,553)

Net cash used in continuing operations	(108,581)	(21,054)
Net cash (used in) provided by discontinued operations	11,153	(3,594)

Net cash used in financing activities	(97,428)	(24,648)

Decrease in cash and cash equivalents	(2,828)	(12,132)
Cash and cash equivalents, beginning of period	12,490	22,857

Cash and cash equivalents, end of period	$9,662	$10,725

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2005 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2004 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 17, 2005).
      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, a portion of which is then allocated to us. Dean Foods Company charged us management fees of $7.4 million and $10 million for the three months ended June 30, 2005 and 2004, respectively and $17.8 million and $20 million for the six months ended June 30, 2005 and 2004 respectively. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “parent’s net investment” on our balance sheet.
      On June 27, 2005, Dean Foods Company completed the spin-off (“Spin-off”) of our majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse the businesses previously conducted by our Specialty Foods Group segment and Dean Foods Company transferred to TreeHouse certain businesses previously conducted by other segments of Dean Foods Company not consolidated with us. On June 24, 2005, immediately after Dean Foods Company transferred these businesses to TreeHouse, we distributed the common stock of TreeHouse to Dean Foods Company as a dividend. As a result of these transactions, we no longer have a Specialty Foods Group segment and our Dairy Group is our only remaining reportable segment. The Condensed Financial Statements as of December 31, 2004 and for the periods ended June 30, 2004 have been reclassified to give effect to the businesses previously conducted by our Specialty Foods Group segment as discontinued operations.
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $104.8 million and $100.7 million in the second quarter of 2005 and 2004, respectively and $211 million and $202 million during the six months ended June 30, 2005 and 2004 respectively.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock-Based Compensation — Certain of our employees participate in employee stock-based compensation plans sponsored by Dean Foods Company. Dean Foods Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. No compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date. Dean Foods Company also grants stock units to certain of our employees. Each stock unit represents the right to receive one share of Dean Foods Company’s common stock in the future. Dean Foods Company has not allocated any compensation expense to us for grants of stock units.
      Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005. This Interpretation clarifies the term “conditional asset retirement obligation” as used in FASB Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”, and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are currently evaluating the impact of FIN No. 47, which will become effective for us in the fourth quarter of 2005, on our Consolidated Financial Statements.
      The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for Dean Foods Company in the first quarter of 2006. Dean Foods Company is currently evaluating the impact of SFAS No. 123(R) on the consolidated operations of Dean Foods Company and how the cost resulting under SFAS No. 123(R) will be allocated to its subsidiaries.
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

2.	Discontinued Operations
      On January 25, 2005, Dean Foods Company formed TreeHouse. At that time, TreeHouse sold shares of common stock to certain members of a newly retained management team, who purchased approximately 1.67% of the outstanding common stock of TreeHouse, for an aggregate purchase price of $10 million. The proceeds from this transaction were distributed to us as a dividend and are reflected within “parent’s net investment” in our Condensed Consolidated Balance Sheet.
      On June 27, 2005, Dean Foods Company completed the spin-off (“Spin-off”) of our majority owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse the businesses previously conducted by our Specialty Foods Group segment and Dean Foods Company transferred to TreeHouse certain businesses previously conducted by other segments of Dean Foods Company not consolidated with us. On June 24, 2005, immediately after Dean Foods Company transferred

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these businesses to TreeHouse, we distributed the common stock of TreeHouse to Dean Foods Company as a dividend. As a result of these transactions, we no longer have a Specialty Foods Group segment and our Dairy Group is our only remaining reportable segment.
      Net sales and income before taxes generated by our Specialty Foods Group segment were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

	(In thousands)
Net sales	$175,142	$174,168	$332,299	$339,651
Income before taxes	7,959	19,506	24,692	38,475
      Major classes of assets and liabilities of our transferred business included in Assets and Liabilities of Discontinued Operations at December 31, 2004 were as follows (in thousands):

Current assets	$158,964
Non-current assets	454,276
Current liabilities	56,252
Non-current liabilities	64,648
      Prior to the Spin-off, we transferred the obligation for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse, net of estimated related plan assets. During the second half of 2005, we will finalize the preliminary computation and transfer the plan assets related to such obligations.

3.	Inventories

	June 30,	December 31,
	2005	2004

	(In thousands)
Raw materials and supplies	$31,937	$33,175
Finished goods	74,888	68,090

Total	$106,825	$101,265

4.	Intangible Assets
      Changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows (in thousands):

Balance at December 31, 2004	$1,118,775
Acquisitions	1,263
Purchasing accounting adjustments	(4,011)

Balance at June 30, 2005	$1,116,027

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The gross carrying amount and accumulated amortization of our intangible assets (other than goodwill) as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005			December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$179,310	$—	$179,310	$179,310	$—	$179,310
Intangible assets with finite lives:
Customer-related	18,089	(6,931)	11,158	18,089	(5,929)	12,160

Total	$197,399	$(6,931)	$190,468	$197,399	$(5,929)	$191,470

      Amortization expense on intangible assets for the three months ended June 30, 2005 and 2004 was approximately $501,000 and $473,000, respectively and $1 million and $946,000 million for the six months ended June 30, 2005 and 2004, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$2.0 million
2007	2.0 million
2008	1.9 million
2009	1.9 million
2010	1.2 million

5.	Long-Term Debt

	June 30, 2005		December 31, 2004

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(In thousands)
$250 million senior notes maturing in 2007	$250,252	8.150%	$250,304	8.150%
$200 million senior notes maturing in 2009	188,998	6.625	187,982	6.625
$150 million senior notes maturing in 2017	127,591	6.900	127,102	6.900
$100 million senior notes maturing in 2005	—	—	99,308	6.750
Receivables-backed facility	174,678	3.71	189,185	2.830
Capital lease obligations and other	124		136

	741,643		854,017
Less current portion	(27)		(99,334)

Total	$741,616		$754,683

      Senior Notes — We had $600 million (face value) of senior notes outstanding at June 30, 2005. One note ($100 million face value at 6.75% interest) matured and was repaid in June 2005. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real property interests and a prohibition against granting liens on the stock of our subsidiaries. At the date of our acquisition by Dean Foods Company, our long-term debt was re-

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Consolidated Financial Statements.
      Receivables-Backed Facility — We participate in Dean Foods Company’s $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to a wholly-owned special purpose entity intended to be bankruptcy-remote. This special purpose entity then transfers the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. Dean Foods Company does not allocate interest related to the receivables-backed facility to us. Therefore, no interest costs related to this facility have been reflected on our income statements.
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
      Letters of Credit — At June 30, 2005, $7.3 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

6.	Comprehensive Income (Loss)
      Comprehensive income (loss) consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $36.1 million and $70.1 million for the three and six months ended June 30, 2005, respectively. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the six months ended June 30, 2005 are included below.

	Pre-Tax
	Income	Tax	Net
	(Loss)	Benefit	Amount

	(In thousands)
Accumulated other comprehensive income (loss), December 31, 2004	$(24,516)	$9,012	$(15,504)
Minimum pension liability adjustment	(1,256)	518	(738)
Cumulative translation adjustment arising during period	150	—	150

Accumulated other comprehensive income (loss), June 30, 2005	$(25,622)	$9,530	$(16,092)

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Employee Retirement and Postretirement Benefits
      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$241	$192	$482	$383
Interest cost	2,257	2,296	4,514	4,592
Expected return on plan assets	(1,543)	(1,425)	(3,086)	(2,850)
Amortizations:
Prior service cost	104	106	208	211
Unrecognized net loss	96	72	192	143
Effect of settlement	188	193	376	386

Net periodic benefit cost	$1,343	$1,434	$2,686	$2,865

      We expect to contribute $25.6 million to our pension plans during 2005.
      Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$207	$190	$414	$380
Interest cost	207	212	414	424
Amortizations:
Unrecognized net loss	52	59	104	118

Net periodic benefit cost	$466	$461	$932	$922

      We expect to contribute $1.2 million to our postretirement health plans during 2005.

8.	Facility Closing and Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $598,000 and $(20,000) during the second quarter of 2005 and 2004, respectively, and $2.1 million and $2.7 million during the first six months of 2005 and 2004, respectively.
      The charges recorded during 2005 are primarily related to the following:

•	Consolidation of certain administrative functions in the Midwest and Southwest regions of our Dairy Group; and

•	Previously announced plans including closing a Dairy Group manufacturing facility in South Gate, California.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We expect to incur additional charges related to these restructuring plans of approximately $2.1 million, primarily related to shutdown and other costs. Approximately $1.8 million and $250,000 of these additional charges are expected to be completed by December 2005 and December 2006, respectively.
      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at June 30, 2005 was approximately $2.5 million. We are marketing these properties for sale.
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
      Activity for the first six months of 2005 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			June 30,
	2004	Charges	Payments	2005

	(In thousands)
Cash charges:
Workforce reduction costs	$266	$1,329	$(783)	$812
Shutdown costs	—	75	(75)	—
Lease obligations after shutdown	75	218	(227)	66
Other	—	461	(461)	—

Subtotal	$341	2,083	$(1,546)	$878

Non-cash charges:
Write-down of assets		37

Total		$2,120

      Transaction Closing Costs — As part of our acquisition by Dean Foods Company, we accrued costs in 2002 pursuant to a plan to exit certain activities and businesses in order to rationalize production and reduce costs and inefficiencies. As part of this plan we closed one Dairy Group facility in Escondido, California. We also eliminated our administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, and relocated production between plants as part of our overall integration and efficiency efforts. During the second quarter of 2005 we reduced the liabilities related to the

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
elimination of our former administrative offices by approximately $1.9 million. This adjustment reduced goodwill.
      The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare the abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.
      Activity with respect to these liabilities for the first six months of 2005 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			June 30,
	2004	Payments	Adjustments	2005

	(In thousands)
Workforce reduction costs	$1,439	$(134)	$(1,305)	$—
Shutdown costs	651	(21)	(630)	—

Total	$2,090	$(155)	$(1,935)	$—

9.	Commitments and Contingencies
      Contingent Obligations Related to Divested Operations — We have divested several businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe we have established adequate reserves for any potential liability related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material.
      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. Dean Foods Company’s senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At June 30, 2005 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $353.6 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $180.7 million were issued but undrawn. At June 30, 2005 approximately $1.04 billion was available for future borrowings under Dean Foods Company’s revolving credit facility.
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

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

10.	Geographic Information and Major Customers
      Geographic Information — Substantially all of our business is within the United States.
      Significant Customers — We have a single customer that represented greater than 10% of our sales in the first six months of 2005. Approximately 15.4% of our sales were to this customer.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We are a wholly-owned subsidiary of Dean Foods Company. Our operations are part of the Dairy Group segment of Dean Foods Company.
      As permitted by General Instruction H to Form 10-Q, in lieu of providing the information required by Item 2, we are providing only the information required by General Instruction H(2)(a).
Results of Operations
      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Quarter Ended June 30				Six Months Ended

	2005		2004		2005		2004

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$917.4	100.0%	$951.6	100.0%	$1,823.6	100.0%	$1,779.3	100.0%
Cost of sales	691.1	75.3	738.6	77.6	1,381.8	75.8	1,359.5	76.4

Gross profit	226.3	24.7	213.0	22.4	441.8	24.2	419.8	23.6
Operating costs and expenses:
Selling and distribution	132.4	14.4	126.0	13.2	262.8	14.4	251.4	14.1
General and administrative	25.5	2.8	29.5	3.1	56.6	3.1	61.1	3.4
Amortization expense	0.3	—	0.3	0.1	0.7	—	0.6	0.1
Facility closing and reorganization costs	0.6	0.1	—	—	2.1	0.1	2.7	0.2

Total operating costs and expenses	158.8	17.3	155.8	16.4	322.2	17.6	315.8	17.8

Total operating income	$67.5	7.4%	$57.2	6.0%	$119.6	6.6%	$104.0	5.8%

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
      Net Sales — Net sales decreased approximately 3.6% to $917.4 million during the second quarter of 2005 from $951.6 million during the second quarter of 2004.
      The change in net sales from the second quarter of 2004 to the second quarter of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$951.6
Volume	19.7	2.1%
Pricing and product mix	(53.9)	(5.7)

2005 Net sales	$917.4	(3.6)%

      Net sales decreased due to price decreases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 14% lower in the second quarter of 2005 compared to the second quarter of 2004. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2005 compared to the second quarter of 2004:

	Quarter Ended
	June 30*

	2005		2004		% Change

Class I raw skim milk mover(3)	$8.69	(1)	$10.15	(1)	(14)%
Class I butterfat mover(3)	1.66	(2)	2.38	(2)	(30)
Class II raw skim milk minimum(4)	7.63	(1)	6.77	(1)	13
Class II butterfat minimum(4)	1.62	(2)	2.38	(2)	(32)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      These price decreases were partly offset by fluid milk volume increases during the second quarter of 2005. Fluid milk volumes (which represents approximately 72% of our sales volume during the quarter) increased 3.4%. We believe the increase in volume is a result of the superior value and service that we are able to offer our customers as part of the largest dairy processor in the nation.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 75.3% in the second quarter of 2005 compared to 77.6% in the second quarter of 2004 primarily due to decreased raw milk costs compared to the prior year. This decrease was partly offset by higher resin costs of approximately $3.1 million during the second quarter of 2005 compared to the second quarter of 2004. Resin is the primary component used in our plastic bottles.
      Operating Costs and Expenses — Our operating expenses increased approximately $3 million during the second quarter of 2005 as compared to the same period in the prior year. Our operating expense ratio was 17.3% in the second quarter of 2005 compared to 16.4% during the second quarter of 2004. Operating expenses increased primarily due to an increase in distribution costs of $4 million due largely to increased fuel prices, which impacted distribution costs by approximately $2.5 million. This increase was offset somewhat by lower management fees charged to us by Dean Foods Company.
      Operating Income — Operating income during the second quarter of 2005 was $67.5 million, an increase of $10.3 million from the second quarter of 2004 operating income of $57.2 million. Our operating margin in the second quarter of 2005 was 7.4% compared to 6% in the second quarter of 2004. Our operating margin increased primarily as a result of lower raw milk costs.
      Other (Income) Expense — Total other expense decreased to $13.6 million in the second quarter of 2005 compared to $14.1 million in the second quarter of 2004. Interest expense decreased slightly to $13.5 million in the second quarter of 2005 from $13.7 million in the second quarter of 2004. In June 2005 we repaid our $100 million senior note, which lowered interest expense for the quarter by approximately $300,000 compared to 2004.

      Income Taxes — Income tax expense was recorded at an effective rate of 37.9% in the second quarter of 2005 compared to 38.4% in the second quarter of 2004. Our tax rate varies as the mix of earnings contributed by our various business units changes.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
      Net Sales — Net sales increased approximately 2.5% to $1.82 billion during the first six months of 2005 from $1.78 billion during the first six months of 2004.
      The change in net sales from the first six months of 2004 to the first six months of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$1,779.3
Volume	2.1	0.1%
Pricing and product mix	42.2	2.4

2005 Net sales	$1,823.6	2.5%

      The most significant cause of the increase in net sales was price increases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 6% higher in the first six months of 2005 compared to the first six months of 2004. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2005 compared to the first six months of 2004:

	Six Months Ended
	June 30*

	2005		2004		% Change

Class I raw skim milk mover(3)	$8.89	(1)	$8.40	(1)	6%
Class I butterfat mover(3)	1.76	(2)	1.96	(2)	(10)
Class II raw skim milk minimum(4)	7.48	(1)	6.71	(1)	11
Class II butterfat minimum(4)	1.69	(2)	2.15	(2)	(21)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      Fluid milk volumes (which represented approximately 74% of our sales volume during the first six months of 2005) increased 1.2% during the first six months of 2005. This volume increase was offset by a decline in other products, primarily ice cream and ice cream novelties, resulting in an overall volume increase of 0.1% during the first six months of 2005 compared to the same period in the prior year. We lost ice cream and ice cream novelties volumes as a result of a regional realignment by Dean Foods Company that moved some ice cream and ice cream novelties volumes in our Midwest region into other facilities owned by Dean Foods Company but not owned by us.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio decreased to 75.8% in the first six months of 2005 compared to 76.4% in the first six months of 2004. Cost of sales dollars increased $22.3 million primarily due to higher raw milk costs in the first quarter to 2005 and higher volumes compared to the prior year. In addition, increased resin costs negatively impacted cost of goods sold by approximately $9.2 million. Resin is the primary component used in our plastic bottles.
      Operating Costs and Expenses — Our operating expenses increased approximately $6.4 million during the first six months of 2005 as compared to the same period in the prior year. Our operating expense ratio was 17.6% in the first six months of 2005 compared to 17.8% during the first six months of 2004. Operating expenses increased primarily due to an increase in distribution costs of $9.1 million due largely to increased fuel prices, which impacted distribution costs by approximately $7.5 million. This increase was offset somewhat by lower management fees charged to us by Dean Foods Company and lower facility closing and reorganization costs.
      Operating Income — Operating income during the first six months of 2005 was $119.6 million, an increase of $15.6 million from the first six months of 2004 operating income of $104 million. Our operating margin in the first six months of 2005 was 6.6% compared to 5.8% in the same period in the prior year. Operating income increased primarily due to increased sales volumes and the pass-through of higher raw milk costs.
      Other (Income) Expense — Total other expense increased to $27.2 million in the first six months of 2005 compared to $26 million in the first six months of 2004. Interest expense decreased slightly to $27.2 million in the first six months of 2005 from $27.6 million in the first six months of 2004. In June 2005 we paid off our $100 million senior note, which lowered interest expense for the first six months of 2005 by approximately $300,000 compared to prior year. Other income decreased $1.5 million in the first six months of 2005 compared to this same period in the prior year primarily due to the favorable settlement of litigation in the Southwest region of our Dairy Group in 2004.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.1% in the first six months of 2005 compared to 38.5% in the first six months of 2004. Our tax rate varies as the mix of earnings contributed by our various business units changes.

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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the first six months of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings
      We are not partly to, nor are our properties the subject of, any material pending legal proceedings. However, we are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

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
August 15, 2005

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