Form 10-Q
period 2005-09-30
DEAN HOLDING CO
filed 2005-11-14
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-08262
Dean Holding Company
(Exact name of Registrant as specified in its charter)

Delaware	75-2932967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2515 McKinney Avenue, Suite 1200
Dallas, Texas 75201
(214) 303-3400
(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a Shell Company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The registrant meets the conditions specified in General Instruction H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.

Page

Part I — Financial Information
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4 — Controls and Procedures	18

Part II — Other Information
Item 1 — Legal Proceedings	19
Item 6 — Exhibits	19
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I — Financial Information

Item 1.	Financial Statements
DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,983	$12,490
Receivables, net	262,153	261,184
Inventories	104,020	101,265
Deferred income taxes	42,769	48,187
Prepaid expenses and other current assets	10,482	18,754

Total current assets	437,407	441,880
Property, plant and equipment	507,757	510,513
Goodwill	1,116,057	1,118,775
Identifiable intangible and other assets	203,666	204,265
Assets of discontinued operations	—	613,240

Total	$2,264,887	$2,888,673

LIABILITIES AND PARENT’S NET INVESTMENT
Current liabilities:
Accounts payable and accrued expenses	$296,813	$288,684
Income taxes payable	4,424	4,897
Current portion of long-term debt	27	99,334

Total current liabilities	301,264	392,915
Long-term debt	741,119	754,683
Deferred income taxes	190,042	183,265
Other long-term liabilities	109,910	136,095
Liabilities of discontinued operations	—	120,900
Commitments and contingencies (Note 9)
Parent’s net investment	938,651	1,316,319
Accumulated other comprehensive income (loss)	(16,099)	(15,504)

Total parent’s net investment	922,552	1,300,815

Total	$2,264,887	$2,888,673

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(unaudited)
Net sales	$940,276	$940,932	$2,763,843	$2,720,265
Cost of sales	711,386	729,121	2,093,162	2,088,606

Gross profit	228,890	211,811	670,681	631,659
Operating costs and expenses:
Selling and distribution	135,624	130,152	398,421	381,629
General and administrative	30,245	27,480	86,858	88,588
Amortization of intangibles	217	339	864	928
Facility closing and reorganization costs	406	1,091	2,526	3,773

Total operating costs and expenses	166,492	159,062	488,669	474,918

Operating income	62,398	52,749	182,012	156,741
Other (income) expense:
Interest expense	11,798	13,991	39,014	41,569
Other income, net	(15)	(75)	(69)	(1,657)

Total other expense	11,783	13,916	38,945	39,912

Income from continuing operations before income taxes	50,615	38,833	143,067	116,829
Income taxes	19,064	15,089	54,300	45,150

Income from continuing operations	31,551	23,744	88,767	71,679
Income (loss) from discontinued operations, net of tax	(580)	(678)	12,866	23,694

Net income	$30,971	$23,066	$101,633	$95,373

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2005	2004

	(unaudited)
Cash flows from operating activities:
Net income	$101,633	$95,373
Income from discontinued operations	(12,866)	(23,694)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,632	50,702
Loss (gain) on disposition of assets	83	(1,738)
Write-down of impaired assets	37	1,877
Deferred income taxes	12,713	19,465
Other	2,181	170
Changes in operating assets and liabilities, net of acquisitions:
Receivables	5,847	(9,890)
Inventories	(2,775)	(10,929)
Prepaid expenses and other assets	11,991	(1,496)
Accounts payable and accrued expenses	(20,121)	(45,062)
Income taxes payable	(473)	(16,268)

Net cash provided by continuing operations	152,882	58,510
Net cash provided by discontinued operations	31,496	51,296

Net cash provided by operating activities	184,378	109,806
Cash flows from investing activities:
Additions to property, plant and equipment	(42,944)	(42,609)
Cash outflows for acquisitions	—	(26,472)
Proceeds from sale of fixed assets	718	3,591

Net cash used in continuing operations	(42,226)	(65,490)
Net cash used in discontinued operations	(7,631)	(16,249)

Net cash used in investing activities	(49,857)	(81,739)
Cash flows from financing activities:
Proceeds from issuance of debt	—	55,736
Repayment of debt	(115,968)	—
Additional investment from parent	—	22,520
Distribution to parent	(24,213)	(119,770)

Net cash used in continuing operations	(140,181)	(41,514)
Net cash provided by (used in) discontinued operations	11,153	(3,615)

Net cash used in financing activities	(129,028)	(45,129)

Increase (decrease) in cash and cash equivalents	5,493	(17,062)
Cash and cash equivalents, beginning of period	12,490	22,857

Cash and cash equivalents, end of period	$17,983	$5,795

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended September 30, 2005 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2004 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 17, 2005).
      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, a portion of which is then allocated to us. Dean Foods Company charged us management fees of $8.9 million and $10.0 million for the three months ended September 30, 2005 and 2004, respectively and $26.7 million and $30.0 million for the nine months ended September 30, 2005 and 2004 respectively. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “parent’s net investment” on our balance sheet.
      On June 27, 2005, Dean Foods Company completed the spin-off (“Spin-off”) of our majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse the businesses previously conducted by our Specialty Foods Group segment and Dean Foods Company transferred to TreeHouse certain businesses previously conducted by other segments of Dean Foods Company not consolidated with us. On June 24, 2005, immediately after Dean Foods Company transferred these businesses to TreeHouse, we distributed the common stock of TreeHouse to Dean Foods Company as a dividend. As a result of these transactions, we no longer have a Specialty Foods Group segment and our Dairy Group is our only remaining reportable segment. The Condensed Financial Statements as of December 31, 2004 and for the three-month and nine-month periods ended September 30, 2004 have been reclassified to give effect to the businesses previously conducted by our Specialty Foods Group segment as discontinued operations.
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $111.3 million and $105.3 million in the third quarter of 2005 and 2004, respectively and $322.3 million and $307.3 million during the nine months ended September 30, 2005 and 2004 respectively.

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
      Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005. This Interpretation clarifies the term “conditional asset retirement obligation” as used in FASB Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”, and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are currently evaluating the impact of FIN No. 47, which will become effective for us in the fourth quarter of 2005, on our Consolidated Financial Statements.
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
      In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal years beginning after June 15, 2005. SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.

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
      On June 27, 2005, Dean Foods Company completed the Spin-off of our majority owned subsidiary TreeHouse. Immediately prior to the Spin-off, we transferred to TreeHouse the businesses previously conducted by our Specialty Foods Group segment and Dean Foods Company transferred to TreeHouse certain businesses previously conducted by other segments of Dean Foods Company not consolidated with us. On June 24, 2005, immediately after Dean Foods Company transferred these businesses to TreeHouse, we

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
distributed the common stock of TreeHouse to Dean Foods Company as a dividend. As a result of these transactions, we no longer have a Specialty Foods Group segment and our Dairy Group is our only remaining reportable segment.
      Net sales and income before taxes generated by our Specialty Foods Group segment were as follows:

			Nine Months
	Three Months Ended		Ended
	September 30		September 30

	2005	2004	2005	2004

	(In thousands)
Net sales	$—	$162,788	$332,299	$502,439
Income before taxes	—	743	24,692	39,218
      Major classes of assets and liabilities of our transferred business included in our balance sheet at December 31, 2004 (in thousands) were as follows:

Current assets	$158,964
Goodwill	306,473
Other non-current assets	147,803
Current liabilities	56,252
Non-current liabilities	64,648
      Prior to the Spin-off, we transferred the obligation for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse, net of estimated related plan assets. During the fourth quarter of 2005, we will finalize the preliminary computation and transfer the plan assets related to such obligations.

3.	Inventories

	September 30,	December 31,
	2005	2004

	(In thousands)
Raw materials and supplies	$31,336	$33,175
Finished goods	72,684	68,090

Total	$104,020	$101,265

4.	Intangible Assets
      Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

Balance at December 31, 2004	$1,118,775
Acquisitions	1,263
Purchasing accounting adjustments	(3,981)

Balance at September 30, 2005	$1,116,057

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The gross carrying amount and accumulated amortization of our intangible assets (other than goodwill) as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005			December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$179,310	$—	$179,310	$179,310	$—	$179,310
Intangible assets with finite lives:
Customer-related	19,929	(7,452)	12,477	18,089	(5,929)	12,160

Total	$199,239	$(7,452)	$191,787	$197,399	$(5,929)	$191,470

      Amortization expense on intangible assets for the three months ended September 30, 2005 and 2004 was approximately $521,000 and $484,000, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$2.2 million
2007	2.2 million
2008	2.2 million
2009	2.2 million
2010	2.2 million

5.	Long-Term Debt

	September 30, 2005		December 31, 2004

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(In thousands)
$250 million senior notes maturing in 2007	$250,224	8.150%	$250,304	8.150%
$200 million senior notes maturing in 2009	189,575	6.625	187,982	6.625
$150 million senior notes maturing in 2017	127,844	6.900	127,102	6.900
$100 million senior notes maturing in 2005	—	—	99,308	6.750
Receivables-backed facility	173,385	4.180	189,185	2.830
Capital lease obligations and other	118		136

	741,146		854,017
Less current portion	(27)		(99,334)

Total	$741,119		$754,683

      Senior Notes — We had $600 million (face value) of senior notes outstanding at September 30, 2005. One note ($100 million face value at 6.75% interest) matured and was repaid in June 2005. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real property interests and a prohibition against granting liens on the stock of our subsidiaries. At the date of our acquisition by Dean Foods Company, our long-term

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Consolidated Financial Statements.
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
      Letters of Credit — At September 30, 2005, $7.3 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

6.	Comprehensive Income (Loss)
      Comprehensive income (loss) consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $31.0 million and $101.0 million for the three and nine months ended September 30, 2005, respectively. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the nine months ended September 30, 2005 are included below.

	Pre-Tax
	Income	Tax	Net
	(Loss)	Benefit	Amount

	(In thousands)
Accumulated other comprehensive income (loss), December 31, 2004	$(24,516)	$9,012	$(15,504)
Cumulative translation adjustment arising during period	143	—	143
Minimum pension liability adjustment	(1,256)	518	(738)

Accumulated other comprehensive income (loss), September 30, 2005	$(25,629)	$9,530	$(16,099)

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Employee Retirement and Postretirement Benefits
      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$241	$192	$723	$576
Interest cost	2,257	2,296	6,771	6,888
Expected return on plan assets	(1,543)	(1,425)	(4,629)	(4,275)
Amortizations:
Prior service cost	104	106	312	318
Unrecognized net loss	96	72	288	216
Effect of settlement	188	193	564	579

Net periodic benefit cost	$1,343	$1,434	$4,029	$4,302

      We expect to contribute $25.6 million to our pension plans during 2005.
      Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2005	2004	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$207	$190	$621	$570
Interest cost	207	212	621	636
Amortizations:
Unrecognized net loss	52	59	156	177

Net periodic benefit cost	$466	$461	$1,398	$1,383

      We expect to contribute $1.2 million to our postretirement health plans during 2005.

8.	Facility Closing and Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $406,000 and $1.1 million during the third quarter of 2005 and 2004, respectively, and $2.5 million and $3.8 million during the first nine months of 2005 and 2004, respectively.
      The charges recorded during 2005 are primarily related to the following:

•	The closing of a Dairy Group manufacturing facility in Albuquerque, New Mexico;

•	Consolidation of certain administrative functions in the Midwest and Southwest regions of our Dairy Group; and

•	Previously announced plans including closing a Dairy Group manufacturing facility in South Gate, California.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We expect to incur additional charges related to these restructuring plans of approximately $2.5 million, primarily related to shutdown and other costs. Approximately $2.0 million and $500,000 of these additional charges are expected to be completed by December 2005 and December 2006, respectively.
      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities and related equipment at September 30, 2005 was approximately $629,000. We are marketing these properties for sale.
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
      Activity for the first nine months of 2005 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			September 30,
	2004	Charges	Payments	2005

	(In thousands)
Cash charges:
Workforce reduction costs	$266	$1,476	$(988)	$754
Shutdown costs	—	150	(150)	—
Lease obligations after shutdown	75	267	(276)	66
Other	—	596	(596)	—

Subtotal	$341	2,489	$(2,010)	$820

Non-cash charges:
Write-down of assets		37

Total		$2,526

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
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility rationalizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare the abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.
      Activity with respect to these liabilities for the first nine months of 2005 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			September 30,
	2004	Payments	Adjustments	2005

	(In thousands)
Workforce reduction costs	$1,439	$(134)	$(1,305)	$—
Shutdown costs	651	(21)	(630)	—

Total	$2,090	$(155)	$(1,935)	$—

9.	Commitments and Contingencies
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
      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. Dean Foods Company’s senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At September 30, 2005 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $455 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $103.7 million were issued but undrawn. At September 30, 2005 approximately $941.3 million was available for future borrowings under Dean Foods Company’s revolving credit facility.
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
      Significant Customers — We have a single customer that represented greater than 10% of our sales in the first nine months of 2005. Approximately 15% of our sales were to this customer.

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
Results of Operations
      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30

	2005		2004		2005		2004

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$940.3	100.0%	$940.9	100.0%	$2,763.8	100.0%	$2,720.3	100.0%
Cost of sales	711.4	75.7	729.1	77.5	2,093.1	75.7	2,088.6	76.8

Gross profit	228.9	24.3	211.8	22.5	670.7	24.3	631.7	23.2
Operating costs and expenses:
Selling and distribution	135.6	14.4	130.2	13.9	398.4	14.4	381.6	14.0
General and administrative	30.3	3.2	27.5	2.9	86.9	3.2	88.6	3.3
Amortization expense	0.2	—	0.3	—	0.9	—	1.0	—
Facility closing and reorganization costs	0.4	0.1	1.1	0.1	2.5	0.1	3.8	0.1

Total operating costs and expenses	166.5	17.7	159.1	16.9	488.7	17.7	475.0	17.4

Total operating income	$62.4	6.6%	$52.7	5.6%	$182.0	6.6%	$156.7	5.8%

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
      Net Sales — Net sales decreased slightly to $940.3 million during the third quarter of 2005 from $940.9 million during the third quarter of 2004.
      The change in net sales from the third quarter of 2004 to the third quarter of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$940.9
Volume	20.9	2.2%
Pricing and product mix	(21.5)	(2.3)

2005 Net sales	$940.3	(0.1)%

      Net sales decreased slightly as a result of price decreases due to lower raw milk costs, our primary raw material. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 7% lower in the third quarter of 2005 compared to the third quarter of 2004. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2005 compared to the third quarter of 2004:

	Quarter Ended September 30*

	2005		2004		% Change

Class I raw skim milk mover(3)	$8.24	(1)	$8.82	(1)	(7)%
Class I butterfat mover(3)	1.73	(2)	2.00	(2)	(14)
Class II raw skim milk minimum(4)	7.85	(1)	7.07	(1)	11
Class II butterfat minimum(4)	1.84	(2)	1.93	(2)	(5)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      These price decreases were largely offset by fluid milk volume increases during the third quarter of 2005. Fluid milk volumes (which represented approximately 72% of our sales volume during the third quarter of 2005) increased 2.4%. We believe the increase in volume is a result of the superior value and service that we are able to offer our customers as part of the largest dairy processor in the nation.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 75.7% in the third quarter of 2005 compared to 77.5% in the third quarter of 2004, primarily due to the effect of increased volumes and the decrease in raw milk costs compared to the prior year. This decrease was partly offset by higher resin costs of approximately $1.3 million during the third quarter of 2005 compared to the third quarter of 2004. Resin is the primary component used in our plastic bottles.
      Operating Costs and Expenses — Our operating expense ratio increased to 17.7% in the third quarter of 2005 compared to 16.9% in the third quarter of 2004. Our operating expenses increased approximately $7.4 million to $166.5 million during the third quarter of 2005 compared to $159.1 million in the third quarter of 2004, primarily due to a $6.0 million increase in distribution costs. Distribution costs increased as a result of higher fuel prices of approximately $3.3 million and increased sales volumes.
      Operating Income — Operating income during the third quarter of 2005 was $62.4 million, an increase of $9.7 million from the third quarter of 2004 operating income of $52.7 million. Our operating margin in the third quarter of 2005 was 6.6% compared to 5.6% in the third quarter of 2004. Our operating margin increased primarily as a result of lower raw milk costs and the effect of increased sales volumes.
      Other (Income) Expense — Interest expense decreased to $11.8 million in the third quarter of 2005 from $14.0 million in the third quarter of 2004. In June 2005, we repaid our $100 million senior note, which lowered interest expense for the quarter by approximately $1.7 million compared to 2004.
      Income Taxes — Income tax expense was recorded at an effective rate of 37.7% in the third quarter of 2005 compared to 38.9% in the third quarter of 2004. In the third quarter of 2005, we recorded the anticipated benefits of new tax legislation. Our tax rate varies as the mix of earnings contributed by our various business units changes.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
      Net Sales — Net sales increased approximately 1.6% to $2.76 billion during the first nine months of 2005 from $2.72 billion during the first nine months of 2004.
      The change in net sales from the first nine months of 2004 to the first nine months of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$2,720.3
Volume	22.7	0.8%
Pricing and product mix	20.8	0.8

2005 Net sales	$2,763.8	1.6%

      Net sales increased approximately $43.5 million during the first nine months of 2005 compared to the same period in the prior year due to increased volumes and the pass-through of increased raw milk and other commodity costs in the first nine months of 2005. In addition, our net sales increased due to increased pricing and product mix changes. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 2% higher in the first nine months of 2005 compared to the first nine months of 2004. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2005 compared to the first nine months of 2004:

	Nine Months Ended
	September 30*

	2005		2004		% Change

Class I raw skim milk mover(3)	$8.67	(1)	$8.54	(1)	2%
Class I butterfat mover(3)	1.75	(2)	1.97	(2)	(11)
Class II raw skim milk minimum(4)	7.60	(1)	6.83	(1)	11
Class II butterfat minimum(4)	1.74	(2)	2.08	(2)	(16)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      Fluid milk volumes (which represented approximately 73% of our sales volume during the first nine months of 2005) increased 1.6% during the first nine months of 2005. We believe the increase in volumes is a result of the superior value and service that we are able to offer our customers as part of the largest dairy processor in the nation. This volume increase was offset by a decline in other products, primarily fresh cream, ice cream, ice cream mix and ice cream novelties, resulting in an increase of 0.8% during the first nine months of 2005 compared to the same period in the prior year. We lost ice cream and ice cream novelties volumes as a result of a regional realignment by Dean Foods Company that moved some ice cream and ice cream novelties volumes in our Midwest region into other facilities owned by Dean Foods Company but not owned by us.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio decreased to 75.7% in the first nine months of 2005 compared to 76.8% in the first nine months of 2004 primarily due to the impact of higher volumes and the impact of efficiencies gained through our facility rationalization activities. Cost of sales dollars increased $4.5 million primarily due to an increase in volumes and other production costs including higher raw milk costs and increased resin costs, which negatively impacted cost of goods sold by approximately $12 million. Resin is the primary component used in our plastic bottles.
      Operating Costs and Expenses — Our operating expense ratio increased to 17.7% in the first nine months of 2005 from 17.4% in the first nine months of 2004. Our operating expenses increased approximately $13.7 million during the first nine months of 2005 as compared to the first nine months of 2004, primarily due to an increase in distribution costs. Total distribution costs increased $15 million due largely to increased fuel prices, which impacted distribution costs by approximately $10.8 million.
      Operating Income — Operating income during the first nine months of 2005 was $182 million, an increase of $25.3 million from the first nine months of 2004 operating income of $156.7 million. Our operating margin in the first nine months of 2005 was 6.6% compared to 5.8% in the same period in the prior year. Operating income increased primarily due to the effect of higher sales volumes and the pass-through of higher raw material costs.
      Other (Income) Expense — Interest expense decreased to $39.0 million in the first nine months of 2005 from $41.6 million in the first nine months of 2004. In June 2005, we paid off our $100 million senior note, which lowered interest expense for the first nine months of 2005 by approximately $2.0 million compared to prior year.
      Income Taxes — Income tax expense was recorded at an effective rate of 38% in the first nine months of 2005 compared to 38.6% in the first nine months of 2004. Our tax rate varies as the mix of earnings contributed by our various business units changes.

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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the first nine months of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information

Item 1.	Legal Proceedings
      We are not party to, nor are our properties the subject of, any material pending legal proceedings. However, we are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigation that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

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
November 14, 2005

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