Form 10-K
period 2005-12-31
DEAN HOLDING CO
filed 2006-03-28
CIK 27500

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
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
None
      Indicate by check mark if the registrant is a well-known seasoned-issuer, as defined in Rule 405 of the Securities Act. Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
large accelerated filer ☐     accelerated filer ☐     non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Dean Holding Company is a wholly-owned subsidiary of Dean Foods Company.
      The registrant meets the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format permitted by General Instruction I(2).

PART I

Item 1.	Business
      Explanatory Note: As permitted by General Instruction I(2)(d) to Form 10-K, in lieu of the information required by Item 1 of Form 10-K, we are providing only the information required by General Instruction I(2)(d). For more information, this report should be read in conjunction with the 2005 Annual Report on Form 10-K of our parent, Dean Foods Company, as filed with the Securities and Exchange Commission on March 10, 2006.
General
      We are a wholly-owned subsidiary of Dean Foods Company, a leading food and beverage company. Our operations are part of the Dairy Group segment of Dean Foods Company.
      We manufacture, market and distribute a wide variety of branded and private label dairy case products to retailers, distributors, foodservice outlets, schools and governmental entities across the United States.
      Our sales totaled approximately $3.70 billion in 2005. The following charts graphically depict our 2005 sales by product and by channel, and indicate the percentage of private label versus branded sales.

(1)	Includes, among other things, regular milk, flavored milks, buttermilk, half-and-half, whipping cream, dairy coffee creamers and ice cream mix.

(2)	Includes ice cream and ice cream novelties.

(3)	Includes yogurt, cottage cheese, sour cream and dairy-based dips.

(4)	Includes fruit juice, fruit-flavored drinks and water.

(5)	Includes, among other things, items for resale such as butter, cheese and eggs.

(6)	Such as restaurants, hotels and other foodservice outlets.

      Products not sold under customer brands are sold under local and regional proprietary or licensed brands, including the following:

East Region(1)	West Region(1)

Barber’s®	Alta Dena®
Dean’s®	Berkeley Farms™
LAND O’LAKES® (licensed brand)	Creamland™
Maplehurst®	Dean’s®
Mayfield®	Gandy’s®
McArthur®	Price’s™
Meadowbrook®	Swiss™
Purity™
Reiter®
Swiss Premium®
TG Lee®
Verifine®

(1)	Dean Foods Company’s Dairy Group segment operates in a generally decentralized manner organized by region. Our operations are disbursed among two of Dean Foods Company’s Dairy Group regions.
      We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by Dean Foods Company’s Dairy Group corporate sales department. Most of our customers, including our largest customer (Wal-Mart including its subsidiaries, such as Sam’s Club, which accounted for approximately 16.0% of our 2005 sales), purchase products from us either by purchase order or pursuant to contracts that are generally terminable at will by the customer.
      We currently operate 33 manufacturing facilities in 17 states. For more information about our facilities, see “Item 2. Properties.”
      Due to the perishable nature of the our products, we deliver the majority of our products from our facilities directly to our customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe Dean Foods Company’s Dairy Group has one of the most extensive refrigerated DSD systems in the United States.
      The primary raw material we use is raw milk. We purchase our raw milk primarily from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. Other raw materials we use, such as juice concentrates and sweeteners, in addition to packaging supplies, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our raw materials and packaging supplies are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply and demand.
      We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials and packaging supplies. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability.
      The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by some grocery retailers and declining demand for fluid milk products. From 1990 through 2001, the dairy industry has experienced significant consolidation led by Dean Foods Company. Consolidation has resulted in lower operating costs, less excess capacity and greater efficiency. However, per capita consumption of traditional fluid dairy products has continued to decline. According to the United States Department of Agriculture (“USDA”), per capita consumption of fluid milk and cream decreased by over 15% from 1990 to the end of 2004, although total consumption has remained relatively flat over the same period due to population increases. Therefore, volume growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors struggle to retain enough volume to cover their fixed costs. In response to this dynamic, and due to the significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation and cost reduction in an effort to increase consumption, sales and margins.
      We have several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service and quality, while competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.
      For more financial information about our recent operations, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Developments Since January 1, 2005

Discontinued Operations
      On June 27, 2005, Dean Foods Company completed the spin-off (“Spin-off”)of our majority owned subsidiary, TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse the businesses previously conducted by our Specialty Foods Group segment and Dean Foods Company transferred to TreeHouse certain businesses previously conducted by other segments of Dean Foods Company not consolidated with us. On June 24, 2005, immediately after Dean Foods Company transferred these businesses to TreeHouse, we distributed the common stock of TreeHouse to Dean Foods Company as a dividend. As a result of these transactions, we no longer have a Specialty Foods Group segment and our Dairy Group is our only remaining reportable segment.
      Our financial statements have been reclassified to give effect to the business previously conducted by our Specialty Foods Group segment as discontinued operations.

Facility Closing and Reorganization Activities
      In 2005, we recorded a charge of $3.2 million as part of our ongoing costs savings initiative, which included the closing of a facility in Albuquerque, New Mexico. We are consolidating production of this facility into our other facilities. We expect to incur additional charges related to these restructuring plans of approximately $2.0 million, primarily in 2006. These charges include the following costs:

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
      See Note 12 to our Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Employees
      As of December 31, 2005, we had 10,080 employees, of which approximately 40% participate in collective bargaining agreements.
Where You Can Get More Information
      Our fiscal year ends on December 31. We file annual, quarterly and current reports with the Securities and Exchange Commission. In addition, Dean Foods Company, our sole shareholder, also files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.
      You may read and copy any reports, statements or other information that we or Dean Foods Company file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.W., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.
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

Dean Foods Company
2515 McKinney Avenue, Suite 1200
Dallas, Texas 75201
(214) 303-3400
Attention: Investor Relations

Item 1A.	Risk Factors
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In some cases, you can identify these statements by terminology such as “may,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating them, you should carefully consider the information above, as well as the risks outlined below. Actual performance or results may differ materially and adversely.

Changes in Laws, Regulations and Accounting Standards Could Have an Adverse Effect on Our Financial Results
      We are subject to federal, state, local and foreign governmental laws and regulations, including those promulgated by the United States Food and Drug Administration, the United States Department of Agriculture, the Sarbanes-Oxley Act of 2002 and numerous related regulations promulgated by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board. Changes in federal, state or local laws, or the interpretations of such laws and regulations may negatively impact our financial results or our ability to market our products.

Loss of Rights to Any of Our Licensed Brands Could Adversely Affect Our Sales and Profits
      We sell certain of our products under licensed brand names such as LAND O’LAKES and others. In some cases, we have invested significant capital in product development and marketing and advertising related to these licensed brands. Should our rights to manufacture and sell products under any of these names be terminated for any reason, our financial performance and results of operations could be materially and adversely affected.

Decisions Made by Dean Foods Company Could Affect Our Performance
      We are a wholly-owned subsidiary of Dean Foods Company. Our operations are part of the larger Dairy Group segment of Dean Foods Company. Dean Foods Company’s management makes decisions regarding allocation of capital resources, facility closings and reorganizations, customer contracts, purchases of new business and sales of our assets.

Dean Foods Company has Substantial Debt and Other Financial Obligations that We Guarantee
      Certain of Dean Foods Company’s subsidiaries, including us, guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. Dean Foods Company’s senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. We may provide additional guarantees of financial obligations in the future.
      Dean Foods Company’s ability to make scheduled payments on its debt and other financial obligations depends on its financial and operating performance. Dean Foods Company’s financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control. If Dean Foods Company does not comply with the financial and other restrictive covenants under its senior credit facility, it may default under such facility. Upon default, Dean Foods Company’s lenders could accelerate the indebtedness under the facility, foreclose against its collateral or seek other remedies, which would jeopardize our ability to continue our current operations.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Explanatory Note: As permitted by General Instruction I(2)(d) to Form 10-K, in lieu of the information required by Item 2 of Form 10-K, we are providing only the information required by General Instruction I(2)(d).
      We currently conduct our manufacturing operations from the following facilities, most of which are owned:

	Number of
Region	Facilities	Locations of Facilities

East	26	• Birmingham, Alabama(2)
		• Miami, Florida
		• Orange City, Florida
		• Orlando, Florida
		• Braselton, Georgia
		• Belvidere, Illinois
		• Chemung, Illinois
		• Huntley, Illinois
		• Rockford, Illinois
		• Rochester, Indiana
		• Louisville, Kentucky
		• Evart, Michigan
		• Thief River Falls, Minnesota
		• Woodbury, Minnesota
		• Bismark, North Dakota
		• Akron, Ohio
		• Springfield, Ohio
		• Belleville, Pennsylvania
		• Erie, Pennsylvania
		• Lebanon, Pennsylvania
		• Sharpsville, Pennsylvania
		• Sioux Falls, South Dakota
		• Athens, Tennessee
		• Nashville, Tennessee
		• Sheboygan, Wisconsin
West	7	• Buena Park, California(2)
		• City of Industry, California
		• Hayward, California
		• Albuquerque, New Mexico
		• El Paso, Texas
		• Lubbock, Texas
      Each of the manufacturing facilities also serves as a distribution facility. In addition, we have numerous distribution branches across the country, some of which are owned, but most of which are leased. Our headquarters are located in Dallas, Texas in leased premises.

Item 3.	Legal Proceedings
      We are not currently party to, nor are our properties the subject of, any material pending legal proceedings. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability that is reasonably expected under all claims, litigations, audits and investigations that are pending. The settlement of any pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      Omitted under the reduced disclosure format pursuant to General Instruction 1(2)(c) of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities
      Dean Holding Company is a wholly-owned subsidiary of Dean Foods Company and there is no market for the registrant’s common stock.

Item 6.	Selected Financial Data
      Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Explanatory Note: As permitted by General Instruction I(2)(a) to Form 10-K, in lieu of the information required by Item 7, we are providing only the information required by General Instruction I(2)(a).
Results of Operations
      The table set forth below presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Year Ended December 31

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$3,698.4	100.0%	$3,633.1	100.0%
Cost of sales	2,799.5	75.7	2,782.2	76.6

Gross profit	898.9	24.3	850.9	23.4
Operating costs and expenses:
Selling and distribution	532.7	14.4	510.7	14.1
General and administrative	117.9	3.2	121.3	3.3
Amortization of intangibles	1.1	—	1.2	—
Facility closing and reorganization costs	3.2	0.1	4.5	0.1

Total operating costs and expenses	654.9	17.7	637.7	17.5

Total operating income	$244.0	6.6%	$213.2	5.9%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Our key performance indicators are sales volumes, gross profit and operating income.
      Net Sales — Net sales increased approximately $65.3 million, or 1.8%, in 2005 versus 2004. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$3,633.1
Volume	29.7	0.8%
Pricing and product mix	35.6	1.0

2005 Net sales	$3,698.4	1.8%

      The increase in sales was driven primarily by increased pricing and increased volumes. Volume sales of all of our products increased 0.8% in 2005 compared to 2004. Volume sales of fresh milk, which were approximately 74% of our 2005 volumes, were up approximately 1.2% for the year compared to USDA data showing a relatively flat total consumption of milk in the U.S. during the year.
      The increase in net sales due to pricing and product mix shown in the above table primarily resulted from increased pricing due to the pass through of increased fuel and packaging costs, partly offset by lower raw milk costs in 2005. In general, we change the prices we charge our customers for fluid dairy products on a monthly basis, as the costs of raw materials and other variable costs fluctuate. Because of competitive pressure, the price increases do not always reflect the entire increase in raw material and other input costs that we may experience. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for 2005 compared to 2004:

	Year Ended December 31*

	2005		2004		% Change

Class I raw skim milk mover(1)	$8.54	(2)	$8.44	(2)	1%
Class I butterfat mover(1)	1.76	(3)	1.95	(3)	(10)
Class II raw skim milk minimum(4)	7.74	(2)	6.90	(2)	12
Class II butterfat minimum(4)	1.72	(3)	2.06	(3)	(17)

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Costs of sales increased slightly to $2.80 billion in 2005 compared to $2.78 billion in 2004 primarily due to increased volumes and an approximately $19 million increase in resin costs, partly offset by lower raw milk costs. Resin prices increased primarily due to significant supply constraints resulting from the Gulf Coast hurricanes. Resin is the primary raw material in our plastic bottles. Our cost of sales ratio decreased to 75.7% in 2005 compared to 76.6% in 2004 primarily due to the impact of higher volumes and efficiencies gained through our facility rationalization activities.
      Operating Costs and Expenses — Our operating expenses increased approximately $17.2 million during 2005 compared to 2004 due to higher distribution costs of $20.4 million, $11 million of which was due to increased fuel prices and the remaining increase was driven by increased volumes and higher bad debt expense. Bad debt expense increased approximately $2.9 million in 2005 compared to the prior year due to the write-off of a receivable from a large customer as well as the relatively higher level of bad debt recoveries recognized in 2004. These increases were partly offset by the management fee charged to us by Dean Foods Company, which was approximately $9.2 million lower than in 2004. The management fee is based on budgeted annual expenses for Dean Food Company’s corporate headquarters, which is then allocated among the segments of Dean Foods Company. The 2005 management fee was lower primarily as a result of the Spin-

off of our Specialty Foods Group in June 2005. Our operating expense ratio increased to 17.7% in 2005 from 17.5% in 2004.
      Operating Income — Operating income during 2005 was $244.0 million, an increase of $30.8 million from 2004 operating income of $213.2 million. Our operating margin in 2005 was 6.6% compared to 5.9% in 2004.
      Other (Income) Expense — Interest expense decreased to $50.8 million in 2005 from $54.9 million in 2004. In June 2005, we repaid our $100 million senior note, which lowered interest expense for 2005 by $3.8 million compared to 2004.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.3% in 2005 compared to 38.7% in 2004. Our effective tax rate varies based on the relative earnings of our business units.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We believe our exposures to market risks are immaterial. Our senior notes are at fixed interest rates. Historically, we have not had any interest rate swap or other hedging agreements. Our exposure to foreign currency is not significant.

Item 8.	Consolidated Financial Statements
      Our Consolidated Financial Statements are included in this report on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Dean Holding Company
Dallas, Texas
      We have audited the accompanying consolidated balance sheets of Dean Holding Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Holding Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations to conform to Financial Accounting Standards Board Interpretation No. 47.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 8, 2006

DEAN HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31

	2005	2004

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,056	$12,490
Receivables, net of allowance for doubtful accounts of $6,601 and $9,500	283,905	261,184
Inventories	104,488	101,265
Deferred income taxes	37,071	48,187
Prepaid expenses and other current assets	11,157	18,754

Total current assets	452,677	441,880
Property, plant and equipment	508,963	510,513
Goodwill	1,080,529	1,118,775
Identifiable intangible and other assets	195,704	204,265
Assets of discontinued operations	—	613,240

Total	$2,237,873	$2,888,673

LIABILITIES AND PARENT’S NET INVESTMENT
Current liabilities:
Accounts payable and accrued expenses	$292,163	$288,684
Income taxes payable	5,492	4,897
Current portion of long-term debt	28	99,334

Total current liabilities	297,683	392,915
Long-term debt	757,743	754,683
Deferred income taxes	150,620	183,265
Other long-term liabilities	71,079	136,095
Liabilities of discontinued operations	—	120,900
Commitments and contingencies (Note 14)
Parent’s net investment	961,322	1,316,319
Accumulated other comprehensive income (loss)	(574)	(15,504)

Total parent’s net investment	960,748	1,300,815

Total	$2,237,873	$2,888,673

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Net sales	$3,698,412	$3,633,107	$3,192,831
Cost of sales	2,799,517	2,782,222	2,398,601

Gross profit	898,895	850,885	794,230
Operating costs and expenses:
Selling and distribution	532,638	510,691	460,536
General and administrative	117,928	121,300	117,605
Amortization of intangibles	1,121	1,223	1,696
Facility closing and reorganization costs	3,170	4,445	5,919

Total operating costs and expenses	654,857	637,659	585,756

Operating income	244,038	213,226	208,474
Other (income) expense:
Interest expense	50,838	54,851	55,134
Other income, net	(76)	(2,100)	(1,814)

Total other expense	50,762	52,751	53,320

Income from continuing operations before income taxes	193,276	160,475	155,154
Income taxes	74,029	62,069	58,218

Income from continuing operations	119,247	98,406	96,936
Income from discontinued operations, net of tax	12,185	32,954	63,950

Income before cumulative effect of accounting change	131,432	131,360	160,886
Cumulative effect of accounting change, net of tax	(686)	—	—

Net income	$130,746	$131,360	$160,886

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF PARENT’S NET INVESTMENT

		Accumulated
		Other	Total
	Parent’s Net	Comprehensive	Parent’s Net	Comprehensive
	Investment	Income (Loss)	Investment	Income

	(In thousands)
Balance, January 1, 2003	$1,368,128	$(75)	$1,368,053
Net income	160,886	—	160,886	$160,886
Activity with parent	(179,744)		(179,744)	—
Other comprehensive income (Note 9):
Cumulative translation adjustment	—	(1,552)	(1,552)	(1,552)
Minimum pension liability adjustment	—	(7,655)	(7,655)	(7,655)

Comprehensive income				$151,679

Balance, December 31, 2003	1,349,270	(9,282)	1,339,988
Net income	131,360		131,360	$131,360
Activity from parent	(164,311)	—	(164,311)	—
Other comprehensive income (Note 9):
Cumulative translation adjustment	—	696	696	696
Minimum pension liability adjustment	—	(6,918)	(6,918)	(6,918)

Comprehensive income				$125,138

Balance, December 31, 2004	1,316,319	(15,504)	1,300,815
Net income	130,746	—	130,746	$130,746
Activity with parent	(24,392)	14,684	(9,708)	14,684
Dividend of TreeHouse to Parent	(461,351)	—	(461,351)
Other comprehensive income (Note 9):
Cumulative translation adjustment	—	246	246	246

Comprehensive income				$145,676

Balance, December 31, 2005	$961,322	$(574)	$960,748

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$130,746	$131,360	$160,886
Income from discontinued operations	(12,185)	(32,954)	(63,950)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,127	68,058	58,491
(Gain) loss on disposition of assets	72	(343)	(13)
Cumulative effect of accounting change	686	—	—
Write-down of impaired assets	167	594	—
Deferred income taxes	13,906	33,512	49,116
Other	2,249	982	(4,759)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(15,905)	(14,346)	(21,769)
Inventories	(3,373)	(7,743)	(6,373)
Prepaid expenses and other assets	11,822	(3,117)	25,978
Accounts payable and accrued expenses	(23,274)	(39,548)	(34,848)
Income taxes payable	995	(16,790)	(21,512)

Net cash provided by continuing operations	179,033	119,665	141,247
Net cash provided by discontinued operations	31,496	89,713	76,968

Net cash provided by operating activities	210,529	209,378	218,215

Cash flows from investing activities:
Additions to property, plant and equipment	(61,697)	(60,570)	(76,611)
Cash out flows for acquisitions and investments	—	(28,890)	(1,187)
Proceeds from the sale of fixed assets	897	4,925	3,335
Net proceeds from divestitures	—	(96)	(305)

Net cash used in continuing operations	(60,800)	(84,631)	(74,768)
Net cash used in discontinued operations	(7,631)	(22,922)	(30,782)

Net cash used in investing activities	(68,431)	(107,553)	(105,550)

Cash flows from financing activities:
Proceeds from issuance of debt	1,109	63,819	71,979
Repayment of debt	(101,153)	(8,035)	(5,991)
Additional investment from parent	—	21,504	—
Distribution to parent	(49,641)	(186,522)	(192,320)

Net cash used in continuing operations	(149,685)	(109,234)	(126,332)
Net cash used in discontinued operations	11,153	(2,958)	12,267

Net cash used in financing activities	(138,532)	(112,192)	(114,065)

Increase (decrease) in cash and cash equivalents	3,566	(10,367)	(1,400)
Cash and cash equivalents, beginning of period	12,490	22,857	24,257

Cash and cash equivalents, end of period	$16,056	$12,490	$22,857

See Notes to Consolidated Financial Statements.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Nature of Our Business — We are a wholly owned subsidiary of Dean Foods Company, a leading food and beverage company. We are a processor and distributor of milk and various other dairy products in the United States and a part of the larger Dairy Group segment of Dean Foods Company. We sell our products under a variety of local and regional brands and under private labels.
      Basis of Presentations — Our Consolidated Financial Statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
      Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, which is then allocated among the segments of Dean Foods Company. Dean Foods Company charged us management fees of $35.6 million, $44.8 million and $37.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Parent’s Net Investment” on our balance sheet.
      Previously we had a Specialty Foods Group segment. On June 27, 2005, Dean Foods Company completed the spin-off (“Spin-off”) of our majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse the businesses previously conducted by our Specialty Foods Group segment and Dean Foods Company transferred to TreeHouse certain businesses previously conducted by other segments of Dean Foods Company not consolidated with us. On June 24, 2005, immediately after Dean Foods Company transferred these businesses to TreeHouse, we distributed the common stock of TreeHouse to Dean Foods Company as a dividend. As a result of these transactions, we no longer have a Specialty Foods Group segment and our Dairy Group is our only remaining reportable segment. In our Consolidated Financial Statements for the years ended 2004 and 2003, the businesses transferred to TreeHouse have been reclassified as discontinued operations.
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
      Inventories — Inventories are stated at the lower of cost or market. Our products are valued using the first-in, first-out (“FIFO”) method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.
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

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.
      Intangible and Other Assets — Identifiable intangible assets are amortized over their estimated useful lives as follows:

Asset	Useful Life

Customer relationships	Straight-line method over 5 to 15 years
Customer supply contracts	Straight-line method over the terms of the agreements
Noncompetition agreements	Straight-line method over the terms of the agreements
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
      Income Taxes — We (including all of our wholly owned U.S. operating subsidiaries) are included in Dean Foods Company’s consolidated tax return. Our income taxes are determined as if we were filing a separate tax return. Our foreign subsidiary is required to file separate income tax returns in its local jurisdictions. Certain distributions from this subsidiary are subject to U.S. income taxes; however, available tax credits of the subsidiary may reduce or eliminate these U.S. income tax liabilities. Our foreign earnings are expected to be reinvested indefinitely. At December 31, 2005, no provision had been made for U.S. federal or state income tax on approximately $3.9 million of accumulated foreign earnings.
      Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carry-forwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.
      Advertising Expense — Advertising expense is comprised of media, agency, coupon, trade shows and other promotional expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenses charged to income totaled $20.4 million in 2005, $21.1 million in 2004 and $24.1 million in 2003. Additionally, prepaid advertising costs were $230,000 at December 31, 2005. There were no prepaid advertising costs at December 31, 2004.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in costs of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $433.5 million, $413.1 million and $362.4 million during 2005, 2004 and 2003, respectively.
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
      Facility Closing and Reorganization Costs — We are part of Dean Foods Company’s on-going overall facility closing and reorganization strategy. We record facility closing and reorganization charges when we have identified a facility for closure or other reorganization opportunity, developed a plan and notified the affected employees.
      Comprehensive Income — We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by and distributions to our Parent, to be comprehensive income.
      Recently Adopted Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005. This Interpretation clarifies the term “conditional asset retirement obligation” as used in FASB Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”, and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted this Standard in the fourth quarter of 2005. We recognized an expense of $690,000, net of tax, as a cumulative change in accounting principal as a result of adopting the Standard. See Note 4 for additional information.
      Recently Issued Accounting Pronouncements — Certain of our employees participate in equity-based compensation programs sponsored by Dean Foods. The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for us in the first quarter of 2006. It is our intent to adopt the provisions of SFAS No. 123(R) retroactively. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs,

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.
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

2.	ACQUISITIONS AND DISCONTINUED OPERATIONS

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

2005 Acquisitions
      During 2005, we completed a small acquisition for a purchase price of $1.1 million.

2004 Acquisitions
      Ross Swiss Dairies — On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. The fluid dairy products distributed by Ross Swiss Dairies are now manufactured in our southern California facilities. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under Dean Foods Company’s receivables-backed facility.
      Other — During 2004, we completed a small acquisition for a purchase price of $2.4 million.

2003 Acquisitions
      During 2003, we completed several small acquisitions for an aggregate purchase price of $1.2 million.

Discontinued Operations
      On January 25, 2005, Dean Foods Company formed TreeHouse. At that time, TreeHouse sold shares of common stock to certain members of a newly retained management team, who purchased approximately 1.67% of the outstanding common stock of TreeHouse, for an aggregate purchase price of $10 million. The proceeds from this transaction were distributed to us as a dividend and are reflected within “Parent’s Net Investment” in our Consolidated Balance Sheet.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 27, 2005, Dean Foods Company completed the Spin-off of our majority owned subsidiary TreeHouse. Immediately prior to the Spin-off, we transferred to TreeHouse the businesses previously conducted by our Specialty Foods Group segment, and Dean Foods Company transferred to TreeHouse certain businesses previously conducted by other segments of Dean Foods Company not consolidated with us. On June 24, 2005, immediately after Dean Foods Company transferred these businesses to TreeHouse, we distributed the common stock of TreeHouse to Dean Foods Company as a dividend. As a result of these transactions, we no longer have a Specialty Foods Group segment and our Dairy Group is our only remaining reportable segment.
      Net sales and income before taxes generated by our Specialty Foods Group segment were as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Net sales	$332,299	$676,768	$684,207
Income before taxes	24,692	52,026	100,072
      Major classes of assets and liabilities of our transferred business included in our balance sheet at December 31, 2004 (in thousands) are as follows:

Current assets	$158,964
Goodwill	306,473
Other non-current assets	147,803
Current liabilities	56,252
Non-current liabilities	64,648
      Prior to the Spin-off, we transferred the obligation for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse, net of estimated related plan assets. During the fourth quarter of 2005, we finalized the preliminary computations and transferred a portion of the plan assets related to such obligations. The remaining transfer of plan assets will be made in the first quarter of 2006.

3.	INVENTORIES

	December 31

	2005	2004

	(In thousands)
Raw materials and supplies	$34,530	$33,175
Finished goods	69,958	68,090

Total	$104,488	$101,265

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	PROPERTY, PLANT AND EQUIPMENT

	December 31

	2005	2004

	(In thousands)
Land	$47,873	$46,572
Buildings and improvements	212,806	216,029
Machinery and equipment	477,468	410,043

	738,147	672,644
Less accumulated depreciation	(229,184)	(162,131)

Total	$508,963	$510,513

      For 2005, we capitalized $360,000 in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset. We did not capitalize interest in 2004.
      In the fourth quarter of 2005, we adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. As a result of the adoption we increased the carrying value of our assets by $170,000, net of accumulated depreciation, and recognized asset retirement obligations of $1.3 million at December 31, 2005. We recognized $1.1 million ($690,000 net of tax) as a cumulative change in accounting principal in 2005 for depreciation expense on the increase in property, plant and equipment related to the anticipated removal cost of underground fuel storage tanks.

5.	INTANGIBLE ASSETS
      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 (in thousands) are as follows:

Balance at December 31, 2003	$1,109,921
Purchase accounting adjustments	(15,295)
Acquisitions	24,149

Balance at December 31, 2004	1,118,775
Purchase accounting adjustments	(39,509)
Acquisitions	1,263

Balance at December 31, 2005	$1,080,529

      Purchase accounting adjustments generally represent adjustments of the preliminary allocation of the purchase price to the fair values of assets and liabilities purchased in recent acquisitions. Included in 2005 purchase accounting adjustments is $35.6 million related to the revision of tax attributes of assets from our acquisition by Dean Foods Company. Deferred tax liabilities were reduced by a similar amount. The adjustments have no impact on the Consolidated Statements of Income.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2005 and 2004 are as follows:

	December 31

	2005			2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$179,310	$—	$179,310	$179,310	$—	$179,310
Intangible assets with finite lives:
Customer-related	19,929	(8,015)	11,914	18,089	(5,929)	12,160

Total other intangibles	$199,239	$(8,015)	$191,224	$197,399	$(5,929)	$191,470

      Amortization expense on intangible assets for the years ended December 31, 2005, 2004 and 2003 was $2.1 million, $1.9 million and $2.4 million, respectively. Estimated aggregate intangible asset amortization expense is $2.2 million for each of the next five years.
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
      A trademark is recorded with an indefinite life if it has sufficient market share and a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives.
      In accordance with SFAS No. 142, we conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter or when circumstances arise that indicate a possible impairment might exist. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows. Our 2005, 2004 and 2003 annual impairment tests of both goodwill and intangibles with indefinite lives indicated no impairments.
      Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31

	2005	2004

	(In thousands)
Accounts payable	$165,403	$165,103
Payroll and benefits	49,746	53,973
Health insurance, workers’ compensation and other insurance costs	25,850	13,602
Other accrued liabilities	51,164	56,006

Total	$292,163	$288,684

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES
      The following table presents the 2005, 2004 and 2003 provisions for income taxes.

	Year Ended December 31

	2005(1)	2004(2)	2003(3)

	(In thousands)
Current taxes payable:
Federal	$51,979	$20,416	$(3,737)
State	8,931	5,055	3,937
Foreign and other	58	649	408
Deferred income taxes	13,061	35,949	57,610

Total	$74,029	$62,069	$58,218

(1)	Excludes $12.1 million income tax expense related to discontinued operations and $400,000 income tax benefit related to cumulative effect of accounting change.

(2)	Excludes $19.1 million income tax expense related to discontinued operations.

(3)	Excludes $36.1 million income tax expense related to discontinued operations.
      The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Tax expense at statutory rates	$67,647	$56,016	$53,687
State income taxes	5,836	5,222	4,915
Change in valuation allowance	100	381	263
Other	446	450	(647)

Total	$74,029	$62,069	$58,218

      The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31

	2005	2004

	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$4,491	$4,287
Asset valuation reserves	3,046	4,117
Accrued liabilities	45,342	56,048
State and foreign credits	2,652	2,964
Other	(60)	133

	55,471	67,549
Deferred income tax liabilities:
Depreciation and amortization	(165,557)	(199,264)
Valuation allowances	(3,463)	(3,363)

Net deferred income tax liability	$(113,549)	$(135,078)

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

	December 31

	2005	2004

	(In thousands)
Current assets	$37,071	$48,187
Non-current liabilities	(150,620)	(183,265)

Total	$(113,549)	$(135,078)

      At December 31, 2005, we had approximately $700,000 of federal tax credits available for carryforwards to future years. These credits are subject to certain limitations and will expire beginning in 2012.
      A valuation allowance of $3.5 million has been established because we believe it is more likely than not that all of the deferred tax assets relating to state net operating loss and credit carryforwards, foreign tax credit carryforwards and capital loss carryforwards will not be realized prior to the date they are scheduled to expire.

8.	LONG-TERM DEBT

	December 31

	2005		2004

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
$250 million senior notes maturing in 2007	$250,198	8.150%	$250,304	8.150%
$200 million senior notes maturing in 2009	190,192	6.625	187,982	6.625
$150 million senior notes maturing in 2017	128,103	6.900	127,102	6.900
$100 million senior notes maturing in 2005	—		99,308	6.750
Receivables-backed facility	189,168	4.600	189,185	2.830
Other	110		136

Total	757,771		854,017
Less current portion	(28)		(99,334)

Total long-term portion	$757,743		$754,683

      The scheduled maturities of long-term debt, at December 31, 2005, were as follows (in thousands):

2006	$28
2007	250,030
2008	189,177
2009	200,010
2010	10
Thereafter	150,023

Subtotal	789,278
Less discounts on senior notes	(31,507)

Total outstanding debt	$757,771

      Senior Notes — We had $600 million (face value) of senior notes outstanding at December 31, 2005. One note ($100 million face value at 6.75% interest) matured and was repaid in June 2005. The related

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens of our real property interests and a prohibition against granting liens on the stock of our subsidiaries. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Consolidated Financial Statements.
      Receivables-Backed Facility — We participate in Dean Foods Company’s $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to a wholly-owned special purpose entity intended to be bankruptcy-remote. This special purpose entity then transfers the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of this special purpose entity are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. Dean Foods Company does not allocate interest related to the receivables-backed facility to us; therefore, no interest costs related to this facility have been reflected on our income statements.
      Other — Other subsidiary debt includes various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due.
      Letters of Credit — At December 31, 2005, $4.5 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

9.	OTHER COMPREHENSIVE INCOME
      Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income during 2005 and 2004 are included below.

		Tax
	Pre-Tax	Benefit
	Loss	(Expense)	Net Loss

	(In thousands)
Accumulated other comprehensive income December 31, 2003	$(14,046)	$4,764	$(9,282)
Cumulative translation adjustment	696	—	696
Minimum pension liability adjustment	(11,166)	4,248	(6,918)

Accumulated other comprehensive income December 31, 2004	(24,516)	9,012	(15,504)
Cumulative translation adjustment	246	—	246
Transfer to parent	23,708	(9,024)	14,684

Accumulated other comprehensive income December 31, 2005	$(562)	$(12)	$(574)

10.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS
      Dean Foods Company sponsors various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans. In addition, we contribute to various multi-employer pension plans on behalf of our employees.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 2005, 2004 and 2003, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Defined benefit plans	$6,610	$5,184	$8,053
Defined contribution plans	7,783	6,707	6,206
Multi-employer pension and certain union plans	11,702	11,687	12,745

Total	$26,095	$23,578	$27,004

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations.
      In 2005, Dean Foods Company transferred substantially all of the pension plans of their wholly-owned subsidiaries, including us, into a single pension plan. Our pension plan assets and liabilities, which were previously accounted for in our Consolidated Financial Statements, are now included within this single pension plan and as a result, we no longer have the pension plan assets and liabilities previously associated with our employees. While we no longer retain the plan assets and liabilities of these plans we still retain the benefit obligations to our employees. Dean Foods Company makes contributions to the single pension plan sufficient to meet at least the minimum funding requirements under ERISA. The contribution is not allocated to its wholly-owned subsidiaries.
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
      Multi-Employer Pension and Certain Union Plans — Certain of our subsidiaries contribute to various multi-employer pension and certain union plans, which are administered primarily by union representatives and cover substantially all full-time and certain part-time union employees who are not covered by our other plans. The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any significant liabilities because withdrawal from these plans is not probable or reasonably possible.

11.	POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
      We provide health care benefits to certain retirees who are covered under specific group contracts. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and co-insurance provisions subject to certain lifetime maximums.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

	December 31

	2005	2004

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$15,531	$13,889
Service cost	952	663
Interest cost	835	855
Actuarial loss	4,474	1,879
Benefits paid	(1,956)	(1,755)

Benefit obligation at end of year	19,836	15,531
Fair value of plan assets at end of year	—	—

Funded status	(19,836)	(15,531)
Unrecognized net loss	10,045	5,907

Net amount recognized	$(9,791)	$(9,624)

      A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2005 and 2004 follows:

	December 31

	2005	2004

Health care inflation:
Initial rate	12.00%	10.00%
Ultimate rate	5.00%	5.00%
Year of ultimate rate achievement	2010	2009
Discount rate	5.75%	5.75%
      The weighted-average discount rate used to determine net periodic benefit cost is 5.75%, 6.00% to 6.50% and 6.75% for 2005, 2004 and 2003, respectively.

	December 31

	2005	2004	2003

	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$1,787	$1,518	$1,478
Amortizations:
Unrecognized net loss	257	228	73

Net periodic benefit cost	$2,044	$1,746	$1,551

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$140	$(125)
Effect on postretirement obligation	1,299	(1,177)

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We expect to contribute $1.9 million to the postretirement health care plans for 2006. Estimated postretirement health care plan benefit payments for the next ten years is as follows:

2006	$1.9 million
2007	2.0 million
2008	2.1 million
2009	2.3 million
2010	2.4 million
Next five years	13.6 million

12.	FACILITY CLOSING AND REORGANIZATION COSTS
      Facility Closing and Reorganization Costs — We recorded net facility and reorganization costs of $3.2 million and $4.4 million during 2005 and 2004, respectively.
      The charges recorded during 2005 are primarily related to the following:

•	The closing of a manufacturing facility in Albuquerque, New Mexico;

•	Consolidation of certain administrative functions; and

•	Previously announced plans, including closing a manufacturing facility in South Gate, California.
      The charges recorded during 2004 are primarily related to manufacturing facilities in San Leandro and South Gate, California.
      These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges related to these restructuring plans of approximately $2.0 million, primarily related to shutdown and other costs. The majority of these additional charges are expected to be completed by December 2006.
      The principal components of our reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities and related equipment at December 31, 2005 was approximately $629,000. We are marketing these properties for sale.
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

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity with respect to facility closing and reorganization costs for 2005 and 2004 is summarized below:

	Accrued			Accrued			Accrued
	Charges at			Charges at			Charges at
	December 31,			December 31,			December 31,
	2003	Charges	Payments	2004	Charges	Payments	2005

	(In thousands)
Cash charges:
Workforce reduction costs	$3,547	$(420)	$(2,861)	$266	$1,424	$(1,241)	$449
Shutdown costs	—	2,302	(2,302)	—	472	(472)	—
Lease obligations after shutdown	—	409	(334)	75	301	(318)	58
Other		1,560	(1,560)	—	806	(806)	—

Subtotal	$3,547	$3,851	$(7,057)	$341	$3,003	$(2,837)	$507

Non cash charges:
Write down of assets		594			167

Total charges		$4,445			$3,170

      Transaction Closing Costs — As part of our acquisition by Dean Foods Company, we accrued costs in 2002 pursuant to plans to exit certain activities and operations of businesses in order to rationalize production and reduce costs and inefficiencies. In connection with our acquisition by Dean Foods Company, a facility in Escondido, California was closed. We also eliminated our administrative offices, closed distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, and relocated production between facilities as part of our overall integration and efficiency efforts.
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs that are necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.
      Activity with respect to these liabilities for 2005 and 2004 is summarized below:

	Accrued		Accrued			Accrued
	Charges at		Charges at			Charges at
	December 31,		December 31,			December 31,
	2003	Payments	2004	Payments	Adjustments	2005

Workforce reduction costs	$1,707	$(268)	$1,439	$(134)	$(1,305)	$—
Shutdown costs	883	(232)	651	(21)	(630)	—

Total	$2,590	$(500)	$2,090	$(155)	$(1,935)	$—

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$51,119	$51,371	$51,447
Cash paid for taxes	4,844	24,841	3,695
Non cash transaction:
Dividend of TreeHouse to parent	461,351	—	—

14.	COMMITMENTS AND CONTINGENCIES
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
      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. Dean Foods Company’s senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At December 31, 2005, there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $758.6 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $112.1 million were issued but undrawn. At December 31, 2005, approximately $629.3 million was available for future borrowings under Dean Foods Company’s revolving credit facility.
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
      The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of Dean Foods Company’s other debt, a change in control and certain other material adverse changes in its

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business. The credit agreement does not contain any default triggers based on Dean Foods Company’s credit rating.
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
      Leases — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense, including additional rent, was $43.2 million, $34.7 million and $32.7 million for 2005, 2004 and 2003, respectively.
      Future minimum payments at December 31, 2005, under non-cancelable operating leases with terms in excess of one year are summarized below:

Operating
Leases

(In thousands)
2006	$41,636
2007	36,707
2008	33,450
2009	30,180
2010	24,778
Thereafter	52,905

Total minimum lease payments	$219,656

      Litigation, Investigations and Audits — We are not currently party to, nor are our properties the subject of, any material pending legal proceedings. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability that is reasonably expected under all claims, litigations, audits and investigations that are pending. The settlement of any pending or threatened matter is not currently expected to have a material adverse impact on our financial position, results of operations or cash flows.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
      We have senior notes with an aggregate face value of $600 million and $700 million at December 31, 2005 and 2004, respectively, with fixed interest rates ranging from 6.625% to 8.15%. The notes had a fair market value of $615.6 million and $737.2 million at December 31, 2005 and 2004, respectively.

DEAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
      Substantially all of our business is within the United States.
      Major Customers — We had one customer that represented greater than 10% of our 2005 sales. Approximately 16% of our consolidated 2005 sales were to that same customer.

17.	QUARTERLY RESULTS OF OPERATIONS (unaudited)
      The following is a summary of the unaudited quarterly results of operations for 2005 and 2004.

	Quarter

	First	Second	Third	Fourth

	(In thousands)
2005
Net sales	$906,141	$917,426	$940,276	$934,569
Gross profit	215,485	226,306	228,890	228,214
Income from continuing Operations	23,762	33,454	31,551	30,480
Net income(1)	34,274	36,388	30,971	29,113
2004
Net sales	$827,683	$951,650	$940,932	$912,842
Gross profit	206,828	213,020	211,811	219,226
Income from continuing Operations	21,396	26,539	23,744	26,727
Net income(2)	33,424	38,883	23,066	35,987

(1)	The results of the first, second, third and fourth quarters include facility closing and reorganization costs, net of tax, of $938,000, $371,000, $253,000 and $397,000, respectively.

(2)	The results for the first, third and fourth quarters include facility closing and reorganization costs, net of tax, of $1.7 million, $632,000, and $400,000 million, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      During our two most recent fiscal years, no independent accountant who was engaged as the principal accountant to audit our financial statements, nor any independent accountant who was engaged to audit a significant subsidiary and on whom our principal accountant expressed reliance in its report, has resigned or been dismissed.

Item 9A.	Controls and Procedures
Controls Evaluation and Related CEO and CFO Certifications
      We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of December 31, 2005. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Definition of Disclosure Controls
      Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls also are designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles.
Limitations on the Effectiveness of Controls
      We do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Scope of the Controls Evaluation
      Our evaluations of our Disclosure Controls include reviews of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our SEC filings. In the course of our controls evaluations, we seek to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, are undertaken. Many of the components of our Disclosure Controls are evaluated on an ongoing basis by our Audit Services department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of December 31, 2005, our Disclosure Controls were effective at the reasonable assurance level. In the fourth quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers
      On March 27, 2006 Steven J. Kemps was appointed the sole director of Dean Holding Company.

Item 11.	Executive Compensation
      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      Omitted as permitted by General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services
      Fees for services performed by our independent auditors are included in the fees billed to Dean Foods Company. Incorporated herein by reference to Dean Foods Company’s Proxy Statement (to be filed) for its May 19, 2006 Annual Meeting of Stockholders.

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
Dated March 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregg L. Engles Gregg L. Engles	Chief Executive Officer	March 28, 2006

/s/ Barry A. Fromberg Barry A. Fromberg	Chief Financial Officer	March 28, 2006

/s/ Ronald L. McCrummen Ronald L. McCrummen	Chief Accounting Officer	March 28, 2006

/s/ Steven J. Kemps Steven J. Kemps	Sole Director	March 28, 2006

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Dean Holding Company
Dallas, Texas
      We have audited the consolidated financial statements of Dean Holding Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 8, 2006 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in 2005 in the method of accounting for conditional asset retirement obligations to conform to Statement of Financial Accounting Standard Interpretation No. 47); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Dallas, Texas
March 8, 2006

SCHEDULE II
DEAN HOLDING COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
      Allowance for doubtful accounts deducted from accounts receivable:

	Balance	Charged to
	Beginning of	Costs and			Balance
Year	Period	Expense	Other	Deductions	End of Period

	(In thousands)
December 31, 2003	$8,128	$5,058	$—	$2,169	$11,017
December 31, 2004	11,017	605	1,660	3,782	9,500
December 31, 2005	9,500	3,509	—	6,408	6,601

INDEX TO EXHIBITS
      Explanatory Note: References in this Index to “Legacy Dean” are references to the registrant, Dean Holding Company.

Exhibit
Number		Description

3.1	—	Certificate of Incorporation (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
3.2	—	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
3.3	—	Amended and Restated Bylaws (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
4.1	—	Specimen of Common Stock Certificate (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
4.2	—	Form of Senior Indenture related to our 6.625% ($200 million) and 8.15% ($250 million) senior notes (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed on January 23, 1998, File No. 333-44851).
4.3	—	Form of senior debt securities (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed on January 23, 1998, File No. 333-44851).
4.4	—	Form of Senior Indenture related to our 6.75% ($100 million) and 6.9% ($150 million) senior notes (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed January 19, 1995, File No. 33-57353).
4.5	—	Form of senior debt securities related to our 6.75% ($100 million) and 6.9% ($150 million) senior notes (incorporated by reference from Legacy Dean Registration Statement on Form S-3 filed January 19, 1995, File No. 33-57353).
10.2	—	Form of Joinder Agreement dated December 21, 2001 executed by us and certain of our subsidiaries in favor of certain lenders to our parent company (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
10.3	—	Form of Security Agreement dated December 21, 2001 executed by us and certain of our subsidiaries in favor of certain lenders to our parent company (incorporated by reference from our 2002 Annual Report on Form 10-K, File No. 1-08262).
12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).