Form 10-Q
period 2006-03-31
DEAN HOLDING CO
filed 2006-05-15
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-08262
Dean Holding Company
(Exact name of Registrant as specified in its charter)

Delaware	75-2932967
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
2515 McKinney Avenue, Suite 1200
Dallas, Texas 75201
(214) 303-3400
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
      Dean Holding Company is a wholly-owned subsidiary of Dean Foods Company.
      The registrant meets the conditions specified in General Instruction H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.

Part I — Financial Information

Item 1.	Financial Statements
DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,959	$16,056
Receivables, net	268,669	283,905
Inventories	104,545	104,488
Deferred income taxes	33,556	37,071
Prepaid expenses and other current assets	12,935	11,157

Total current assets	435,664	452,677
Property, plant and equipment, net	508,668	508,963
Goodwill	1,080,529	1,080,529
Identifiable intangible and other assets	196,400	195,704

Total	$2,221,261	$2,237,873

Liabilities and Parent’s Net Investment
Current liabilities:
Accounts payable and accrued expenses	$267,767	$292,163
Income taxes payable	5,654	5,492
Current portion of long-term debt	28	28

Total current liabilities	273,449	297,683
Long-term debt	750,255	757,743
Deferred income taxes	153,496	148,396
Other long-term liabilities	64,905	71,079
Commitments and contingencies (Note 9)
Parent’s net investment:
Parent’s net investment	979,643	963,546
Accumulated other comprehensive loss	(487)	(574)

Total parent’s net investment	979,156	962,972

Total	$2,221,261	$2,237,873

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended
	March 31

	2006	2005

	(unaudited)
Net sales	$912,613	$906,140
Cost of sales	687,702	690,715

Gross profit	224,911	215,425
Operating costs and expenses:
Selling and distribution	140,014	130,473
General and administrative	29,354	31,723
Amortization of intangibles	199	320
Facility closing and reorganization costs	177	1,523

Total operating costs and expenses	169,744	164,039

Operating income	55,167	51,386
Other (income) expense:
Interest expense	11,793	13,743
Other income, net	(32)	(151)

Total other expense	11,761	13,592

Income from continuing operations before income taxes	43,406	37,794
Income taxes	17,871	14,610

Income from continuing operations	25,535	23,184
Income from discontinued operations, net of tax	—	10,512

Net income	$25,535	$33,696

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31

	2006	2005

	(unaudited)
Cash flows from operating activities:
Net Income	$25,535	$33,696
Income from discontinued operations	—	(10,512)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,350	17,852
Share-based compensation expense	553	750
(Gain) loss on disposition of assets	(120)	354
Deferred income taxes	8,615	964
Other	(210)	366
Changes in operating assets and liabilities, net of acquisitions:
Receivables	15,236	(1,689)
Inventories	(57)	(7,133)
Prepaid expenses and other assets	(2,424)	3,190
Accounts payable and accrued expenses	(30,601)	647
Income taxes payable	162	64

Net cash provided by continuing operations	36,039	38,549
Net cash provided by discontinued operations	—	30,220

Net cash provided by operating activities	36,039	68,769
Cash flows from investing activities:
Additions to property, plant and equipment	(17,481)	(9,165)
Cash outflows for acquisitions	(849)	—
Proceeds from sale of fixed assets	505	141

Net cash used in continuing operations	(17,825)	(9,024)
Net cash used in discontinued operations	—	(2,626)

Net cash used in investing activities	(17,825)	(11,650)
Cash flows from financing activities:
Proceeds from issuance of debt	—	5,709
Repayment of debt	(8,320)	—
Distribution to parent	(9,991)	(68,028)

Net cash used in continuing operations	(18,311)	(62,319)
Net cash used in discontinued operations	—	(46)

Net cash used in financing activities	(18,311)	(62,365)

Decrease in cash and cash equivalents	(97)	(5,246)
Cash and cash equivalents, beginning of period	16,056	12,490

Cash and cash equivalents, end of period	$15,959	$7,244

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended March 31, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 28, 2006).
      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, a portion of which is then allocated to us. Dean Foods Company charged us management fees of $8.8 million and $10.4 million for the three months ended March 31, 2006 and 2005, respectively. The management fee is classified within general and administrative expenses in the Consolidated Statements of Income. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Parent’s Net Investment” on our Consolidated Balance Sheet.
      On June 27, 2005, Dean Foods Company completed the spin-off (“Spin-off”) of our majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse the businesses previously conducted by our Specialty Foods Group segment and Dean Foods Company transferred to TreeHouse certain businesses previously conducted by other segments of Dean Foods Company not consolidated with us. On June 24, 2005, immediately after Dean Foods Company transferred these businesses to TreeHouse, we distributed the common stock of TreeHouse to Dean Foods Company as a dividend. As a result of these transactions, we no longer have a Specialty Foods Group segment and our Dairy Group is our only remaining reportable segment. Our Condensed Consolidated Financial Statements for the three-month period ended March 31, 2005 have been reclassified to give effect to the businesses previously conducted by our Specialty Foods Group segment as discontinued operations.
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $116.3 million and $106.3 million for the first three months of 2006 and 2005, respectively.

      Share-Based Compensation — Certain of our employees participate in employee share-based compensation plans sponsored by Dean Foods Company. Dean Foods Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” effective January 1, 2006. It requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. As permitted under the Statement, Dean Foods Company elected to adopt SFAS No. 123(R) using the modified retrospective approach. Using this transition method, the results for prior periods have been revised to recognize the compensation expense in our Consolidated Statements of Income. The non-cash compensation expense related to Dean Foods Company’s share-based awards to our employees totaled $553,000 and $750,000 in the three month periods ended March 31, 2006 and 2005, respectively.
      Recently Issued Accounting Pronouncements — Effective January 1, 2006 we adopted SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.
      Effective January 1, 2006 we adopted SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

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
      Net sales and income before taxes generated by our Specialty Foods Group segment were as follows:

Three Months
Ended
March 31, 2005

(In thousands)
Net sales	$157,157
Income before taxes	16,733
      Prior to the Spin-off, we transferred the obligation for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse. In 2005,we transferred a portion of the related plan assets. Upon finalization of the computations, we will transfer the remaining plan assets related to such obligations.

3.	Inventories

	March 31,	December 31,
	2006	2005

	(In thousands)
Raw materials and supplies	$32,277	$34,530
Finished goods	72,268	69,958

Total	$104,545	$104,488

4.	Intangible Assets
      The carrying amount of goodwill was $1,080,529 as of March 31, 2006 and December 31, 2005. The gross carrying amount and accumulated amortization of our intangible assets (other than goodwill) as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006			December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$179,310	$—	$179,310	$179,310	$—	$179,310
Intangible assets with finite lives:
Customer-related	19,929	(8,575)	11,354	19,929	(8,015)	11,914

Total	$199,239	$(8,575)	$190,664	$199,239	$(8,015)	$191,224

      Amortization expense on intangible assets for the three months ended March 31, 2006 and 2005 was approximately $600,000 and $500,000, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$2.2 million
2007	2.2 million
2008	2.2 million
2009	2.2 million
2010	2.2 million

5.	Long-Term Debt

	At March 31, 2006		At December 31, 2005

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(In thousands)
$250 million senior notes maturing in 2007	$250,170	8.150%	$250,198	8.150%
$200 million senior notes maturing in 2009	190,788	6.625	190,192	6.625
$150 million senior notes maturing in 2017	128,367	6.900	128,103	6.900
Receivables-backed facility	180,855	5.011	189,168	4.600
Other	103		110

	750,283		757,771
Less current portion	(28)		(28)

Total	$750,255		$757,743

      Senior Notes — We had $600 million (face value) of senior notes outstanding at March 31, 2006. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real property interests and a prohibition against granting liens on the stock of our subsidiaries. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Consolidated Financial Statements.
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
      Letters of Credit — At March 31, 2006, $3.6 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

6.	Comprehensive Income (Loss)
      Comprehensive income (loss) consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $25.6 million for the three months ended March 31, 2006. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the three months ended March 31, 2006 are included below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive loss,
December 31, 2005	$(562)	$(12)	$(574)
Net change in fair value of derivative instruments	249	—	249
Transfer to parent	(31)	—	(31)
Cumulative translation adjustment arising during period	(131)	—	(131)

Accumulated other comprehensive loss, March 31, 2006	$(475)	$(12)	$(487)

7.	Employee Postretirement Benefits
      Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months
	Ended
	March 31

	2006	2005

	(In thousands)
Components of net period cost:
Service cost	$285	$238
Interest cost	251	209
Amortizations:
Unrecognized net loss	89	64

Net periodic benefit cost	$625	$511

      We expect to contribute $1.9 million to our postretirement health plans during 2006.

8.	Facility Closing and Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $177,000 and $1.5 million during the first three months of 2006 and 2005, respectively.
      The charges recorded during 2006 are primarily related to previously announced plans including the closing of a manufacturing facility in Albuquerque, New Mexico and the consolidation of certain administrative functions.
      We expect to incur additional charges related to these restructuring plans of approximately $1.8 million, primarily related to shutdown and other costs. All of these charges are expected to be incurred by December 2006.
      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at March 31, 2006 was approximately $619,000. We are marketing these properties for sale.
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

      Activity for the first three months of 2006 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,	Charges		March 31,
	2005	(Reversals)	Payments	2006

	(In thousands)
Cash charges:
Workforce reduction costs	$449	$(128)	$(199)	$122
Shutdown costs	—	186	(186)	—
Lease obligations and other	58	119	(120)	57

Total	$507	$177	$(505)	$179

9.	Commitments and Contingencies
      Contingent Obligations Related to Divested Operations — We have sold several businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe we have established adequate reserves for any potential liability related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material.
      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. Dean Foods Company’s senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At March 31, 2006 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $823.8 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $124.7 million were issued but undrawn. At March 31, 2006 approximately $551.5 million was available for future borrowings under Dean Foods Company’s revolving credit facility.
      Principal payments are required on Dean Foods Company’s term loan as follows:

•	$56.3 million quarterly beginning on December 31, 2006 through September 30, 2008;

•	$262.5 million quarterly beginning on December 31, 2008 through June 30, 2009; and

•	A final payment of $262.5 million on the maturity date of August 13, 2009.
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
      Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range from $350,000 for medical claims to $2.0 million for casualty claims. We believe we have established adequate reserves to cover these claims.
      Leases — We lease certain property, plant and equipment used in our operations under operating lease agreements. Such leases are primarily for machinery, equipment and vehicles. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.
      Litigation, Investigations and Audits — We are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any probable liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

10.	Geographic Information and Major Customers
      Geographic Information — Substantially all of our business is within the United States.
      Significant Customers — We have a single customer that represented greater than 10% of our net sales in the first quarter of 2006. Approximately 19.1% of our net sales in the first quarter of 2006 were to this customer.

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

Results of Operations
      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Quarter Ended March 31

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$912.6	100.0%	$906.1	100.0%
Cost of sales	687.7	75.4	690.7	76.2

Gross profit	224.9	24.6	215.4	23.8
Operating costs and expenses:
Selling and distribution	140.0	15.4	130.5	14.4
General and administrative	29.3	3.2	31.7	3.5
Amortization of intangibles	0.2	0.0	0.3	0.0
Facility closing and reorganization costs	0.2	0.0	1.5	0.2

Total operating costs and expenses	169.7	18.6	164.0	18.1

Operating income	$55.2	6.0%	$51.4	5.7%

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005
      Net Sales — Net sales increased to $912.6 million during the first quarter of 2006 from $906.1 million during the first quarter of 2005. The change in net sales from the first quarter of 2005 to the first quarter of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$906.1
Volume	32.0	3.5%
Pricing and product mix	(25.5)	(2.8)

2006 Net sales	$912.6	0.7%

      The increase in net sales was due to higher fresh milk and dips volumes. This increase was largely offset by price decreases due to lower raw milk costs, our primary raw material. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 9% lower in the first quarter of 2006 compared to the first quarter of 2005. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2006 compared to the first quarter of 2005:

	Quarter Ended March 31*

	2006		2005		% Change

Class I raw skim milk mover(3)	$8.29	(1)	$9.09	(1)	(9)%
Class I butterfat mover(3)	1.45	(2)	1.86	(2)	(22)
Class II raw skim milk minimum(4)	8.02	(1)	7.34	(1)	9
Class II butterfat minimum(4)	1.37	(2)	1.75	(2)	(22)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio decreased to 75.4% in the first quarter of 2006 compared to 76.2% in the first quarter of 2005 primarily due to lower raw milk costs. The decrease in raw milk costs was partly offset by increased natural gas and electricity costs of approximately $2 million and higher resin costs of approximately $2 million. Resin is the primary component used in our plastic bottles.
      Operating Costs and Expenses — Our operating expenses increased approximately $5.7 million during the first quarter of 2006 as compared to the same period in the prior year. Our operating expense ratio was 18.6% in the first quarter of 2006 compared to 18.1% during the first quarter of 2005. Operating expenses increased primarily due to an increase in distribution costs of $10.0 million as a result of increased deliveries in our “direct store delivery” or “DSD” system due to the addition of certain customers and higher fuel costs. This increase was offset somewhat by a $1.6 million reduction in the management fee paid to Dean Foods Company and $1.3 million lower facility closing and reorganization costs.
      Operating Income — Operating income during the first quarter of 2006 was $55.2 million, an increase of $3.8 million from the first quarter of 2005 operating income of $51.4 million. Our operating margin in the first quarter of 2006 was 6.0% compared to 5.7% in the first quarter of 2005. Our operating margin increased primarily as a result of lower raw milk costs.
      Other (Income) Expense — Total other expense decreased to $11.8 million in the first quarter of 2006 compared to $13.6 million in the first quarter of 2005 due to lower interest expense. Interest expense decreased as one of our senior notes ($100 million face value at 6.75% interest) matured and was repaid in June 2005.
      Income Taxes — Income tax expense was recorded at an effective rate of 41.2% in the first quarter of 2006 compared to 38.7% in the first quarter of 2005. Our tax rate varies as the mix of earnings contributed by our various business units changes.

Item 4.	Controls and Procedures
Controls Evaluation and Related Certifications
      We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO).
      Attached as exhibits to this quarterly report are certifications of the CEO and the CAO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls
      Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.
Limitations on the Effectiveness of Controls
      We do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.
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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CAO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls were effective at the reasonable assurance level. In the first quarter of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Raw Milk and Other Input Costs Can Adversely Affect Us
      The primary raw material we use is raw milk. We purchase our raw milk primarily from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. In many cases we are able to adjust our pricing to reflect changes in raw milk costs. Volatility in the cost of our raw milk can adversely affect our performance as price changes may lag changes in costs. These lags tend to erode our profit margins. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw milk costs can also put downward pressure on our margins and our volumes. Although we cannot predict future changes in raw milk costs, we do expect raw milk prices to increase in 2006.
      Because we deliver the majority of our products directly to customers through our “direct store delivery” system, we are a large consumer of fuel. We also utilize a significant amount of resin, which is the primary component used in our plastic bottles. Due to the disruption in production caused by Hurricanes Katrina and Rita, the prices of resin and fuel have increased dramatically and resin supplies have from time to time been insufficient to meet demand. Increases in fuel and resin prices can adversely affect our results of operations. In addition, a disruption in our ability to secure an adequate resin supply could adversely affect our operations.

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

Item 6.	Exhibits
      (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN HOLDING COMPANY

/s/ Ronald L. McCrummen

Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer
May 15, 2006

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002