Form 10-Q
period 2006-06-30
DEAN HOLDING CO
filed 2006-08-14
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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

Part I — Financial Information

Item 1.	Financial Statements
DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,501	$16,056
Receivables, net	241,544	283,905
Inventories	100,015	104,488
Deferred income taxes	33,576	37,071
Prepaid expenses and other current assets	13,895	11,157

Total current assets	406,531	452,677
Property, plant and equipment, net	503,882	508,963
Goodwill	1,080,529	1,080,529
Identifiable intangible and other assets	196,718	195,704

Total	$2,187,660	$2,237,873

Liabilities and Parent’s Net Investment
Current liabilities:
Accounts payable and accrued expenses	$265,156	$292,163
Income taxes payable	3,234	5,492
Current portion of long-term debt	29	28

Total current liabilities	268,419	297,683
Long-term debt	746,440	757,743
Deferred income taxes	152,085	148,396
Other long-term liabilities	68,322	71,079
Commitments and contingencies (Note 9)
Parent’s net investment:
Parent’s net investment	952,844	963,546
Accumulated other comprehensive loss	(450)	(574)

Total parent’s net investment	952,394	962,972

Total	$2,187,660	$2,237,873

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(unaudited)
Net sales	$893,952	$917,427	$1,806,565	$1,823,567
Cost of sales	651,037	686,305	1,336,208	1,372,502

Gross profit	242,915	231,122	470,357	451,065
Operating costs and expenses:
Selling and distribution	145,869	137,390	288,414	272,381
General and administrative	30,229	26,056	59,583	57,779
Amortization of intangibles	212	327	411	647
Facility closing and reorganization costs	143	597	320	2,120

Total operating costs and expenses	176,453	164,370	348,728	332,927

Operating income	66,462	66,752	121,629	118,138
Other (income) expense:
Interest expense	11,842	13,473	23,635	27,216
Other (income) expense, net	(34)	97	(66)	(54)

Total other expense	11,808	13,570	23,569	27,162

Income from continuing operations before income taxes	54,654	53,182	98,060	90,976
Income taxes	18,433	20,289	36,304	34,899

Income from continuing operations	36,221	32,893	61,756	56,077
Income from discontinued operations, net of tax	—	2,934	—	13,446

Net income	$36,221	$35,827	$61,756	$69,523

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30

	2006	2005

	(unaudited)
Cash flows from operating activities:
Net income	$61,756	$69,523
Income from discontinued operations	—	(13,446)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,769	35,818
Share-based compensation expense	1,208	1,476
Gain on disposition of assets	(201)	(82)
Deferred income taxes	7,184	5,492
Other	(657)	2,138
Changes in operating assets and liabilities, net of acquisitions:
Receivables	42,361	12,619
Inventories	4,473	(5,580)
Prepaid expenses and other assets	(1,437)	10,126
Accounts payable and accrued expenses	(29,877)	(22,487)
Income taxes payable	(2,258)	(542)

Net cash provided by continuing operations	121,321	95,055
Net cash provided by discontinued operations	—	32,076

Net cash provided by operating activities	121,321	127,131
Cash flows from investing activities:
Additions to property, plant and equipment	(32,966)	(25,130)
Proceeds from sale of fixed assets	806	670

Net cash used in continuing operations	(32,160)	(24,460)
Net cash used in discontinued operations	—	(7,631)

Net cash used in investing activities	(32,160)	(32,091)
Cash flows from financing activities:
Repayment of debt	(13,019)	(114,520)
Distribution to parent	(74,697)	5,499

Net cash used in continuing operations	(87,716)	(109,021)
Net cash provided by discontinued operations	—	11,153

Net cash used in financing activities	(87,716)	(97,868)

Increase (decrease) in cash and cash equivalents	1,445	(2,828)
Cash and cash equivalents, beginning of period	16,056	12,490

Cash and cash equivalents, end of period	$17,501	$9,662

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended June 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 28, 2006).
      Certain reclassifications have been made to conform the prior year’s condensed Consolidated Financial Statements to the current year’s classifications. During the six months ended June 30, 2006, we reclassified the presentation of expense recognition for reusable packaging utilized in our distribution process to distribution expense. The reclassification reduced cost of sales and increased distribution expense by $4.9 million and $9.4 million for the three and six months ended June 30, 2005 respectively. The reclassification had no impact on net income.
      We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, a portion of which is then allocated to us. Dean Foods Company charged us management fees of $8.9 million and $7.4 million for the three months ended June 30, 2006 and 2005, respectively, and $17.7 million and $17.8 million for the six months ended June 30, 2006 and 2005, respectively. The management fee is classified within general and administrative expenses in the Consolidated Statements of Income. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Parent’s Net Investment” on our Consolidated Balance Sheets.
      On June 27, 2005, Dean Foods Company completed the spin-off (“Spin-off”) of our majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse the businesses previously conducted by our Specialty Foods Group segment and Dean Foods Company transferred to TreeHouse certain businesses previously conducted by other segments of Dean Foods Company not consolidated with us. On June 24, 2005, immediately after Dean Foods Company transferred these businesses to TreeHouse, we distributed the common stock of TreeHouse to Dean Foods Company as a dividend. As a result of these transactions, we no longer have a Specialty Foods Group segment and our Dairy Group is our only remaining reportable segment. Our Condensed Consolidated Financial Statements for the periods ended June 30, 2005 have been reclassified to give effect to the businesses previously conducted by our Specialty Foods Group segment as discontinued operations.
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $121.2 million and $109.6 million in the second quarter of 2006 and 2005, respectively, and $240.0 million and $220.4 million during the six months ended June 30, 2006 and 2005, respectively.
      Share-Based Compensation — Certain of our employees participate in employee share-based compensation plans sponsored by Dean Foods Company. Dean Foods Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” effective January 1, 2006. It requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. As permitted under the Statement, Dean Foods Company elected to adopt SFAS No. 123(R) using the modified retrospective approach. Using this transition method, the results for prior periods have been revised to recognize the non-cash compensation expense in our Consolidated Statements of Income.
      As a result of Dean Foods Company’s adopting SFAS No. 123(R), our income before taxes and net income were lower than if Dean Foods Company had continued to account for share-based compensation under APB Opinion No 25 as follows:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(In thousands)
Decrease in:
Income before taxes	$655	$727	$1,208	$1,476
Net income	413	562	623	1,139
      Recently Adopted Accounting Pronouncements — Effective January 1, 2006, we adopted SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.
      Effective January 1, 2006, we adopted SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.
      Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” in June 2006. This interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact of FIN No. 48, which will become effective for us in the first quarter of 2007, on our Consolidated Financial Statements.

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
      Net sales and income before taxes generated by our Specialty Foods Group segment were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

	(In thousands)
Net sales	$175,142	$332,299
Income before taxes	7,959	24,692
      Prior to the Spin-off, we transferred the obligation for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse. In 2005, we transferred a portion of the related plan assets. In 2006, we transferred the remaining plan assets related to such obligations.

3.	Inventories

	June 30,	December 31,
	2006	2005

	(In thousands)
Raw materials and supplies	$30,047	$34,530
Finished goods	69,968	69,958

Total	$100,015	$104,488

4.	Intangible Assets
      The carrying amount of goodwill was $1,080,529 as of June 30, 2006 and December 31, 2005. The gross carrying amount and accumulated amortization of our intangible assets (other than goodwill) as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006			December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$179,310	$—	$179,310	$179,310	$—	$179,310
Intangible assets with finite lives:
Customer-related	20,904	(9,156)	11,748	19,929	(8,015)	11,914

Total	$200,214	$(9,156)	$191,058	$199,239	$(8,015)	$191,224

      Amortization expense on intangible assets for the three months ended June 30, 2006 and 2005 was approximately $600,000 and $500,000, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$2.4 million
2007	2.4 million
2008	2.4 million
2009	2.4 million
2010	2.3 million

5.	Long-Term Debt

	June 30, 2006		December 31, 2005

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(In thousands)
$250 million senior notes maturing in August 2007	$250,141	8.150%	$250,198	8.150%
$200 million senior notes maturing in May 2009	191,432	6.625	190,192	6.625
$150 million senior notes maturing in October 2017	128,638	6.900	128,103	6.900
Receivables-backed facility	176,162	5.500	189,168	4.600
Other	96		110

	746,469		757,771
Less current portion	(29)		(28)

Total	$746,440		$757,743

      Senior Notes — We had $600 million (face value) of senior notes outstanding at June 30, 2006. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real property interests and a prohibition against granting liens on the stock of our subsidiaries. At the date of our acquisition by Dean Foods Company, our long-term debt was re -valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Consolidated Financial Statements.
      Receivables-Backed Facility — We participate in Dean Foods Company’s $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to a wholly-owned special purpose entity intended to be bankruptcy-remote. This special purpose entity then transfers the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these special purpose entities are fully reflected on our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. No principal payments are due on the receivables-backed facility until maturity in November 2008. Dean Foods Company does not allocate interest related to the receivables-backed facility to us. Therefore, no interest costs related to this facility have been reflected on our income statements.
      Letters of Credit — At June 30, 2006, $3.6 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

6.	Comprehensive Income (Loss)
      The components of comprehensive income (loss) are summarized below.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(In thousands)
Net income	$36,221	$35,827	$61,756	$69,523
Other comprehensive income (loss):
Cumulative translation adjustment	(150)	132	(281)	150
Transfer to parent	—	—	(31)	—
Change in fair value of derivative instruments, net of tax	187	—	436	—
Minimum pension liability adjustment, net of tax	—	108	—	(738)

	37	240	124	(588)

Comprehensive income	$36,258	$36,067	$61,880	$68,935

7.	Employee Postretirement Benefits
      Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(In thousands)
Components of net period cost:
Service cost	$219	$238	$504	$476
Interest cost	292	209	543	418
Amortizations:
Unrecognized net loss	404	64	493	128

Net periodic benefit cost	$915	$511	$1,540	$1,022

      We expect to contribute $1.9 million to our postretirement health plans during 2006.

8.	Facility Closing and Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $143,000 and $597,000 during the second quarter of 2006 and 2005, respectively, and $320,000 and $2.1 million during the first six months of 2006 and 2005, respectively.
      The charges recorded during 2006 are primarily related to previously announced plans including the closing of a manufacturing facility in Albuquerque, New Mexico and the consolidation of certain administrative functions.
      We expect to incur additional charges related to these restructuring plans of approximately $1.7 million, primarily related to shutdown and other costs. All of these charges are expected to be incurred by December 2006.

      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at June 30, 2006 was approximately $1.7 million. We are marketing these properties for sale.
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
      Activity for the first six months of 2006 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,	Charges		June 30,
	2005	(Reversals)	Payments	2006

	(In thousands)
Cash charges:
Workforce reduction costs	$449	$(138)	$(288)	$23
Shutdown costs	—	276	(276)	—
Lease obligations and other	58	182	(190)	50

Total	$507	$320	$(754)	$73

9.	Commitments and Contingencies
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
      Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. Dean Foods Company’s senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At June 30, 2006 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $299.3 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $128.2 million were issued but undrawn. At June 30, 2006 approximately $1.07 billion was available for future borrowings under Dean Foods Company’s revolving credit facility.

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
      The senior credit facility contains various financial and other restrictive covenants and requires that Dean Foods Company maintain certain financial ratios, including a maximum leverage and minimum interest coverage ratio. Dean Foods Company is currently in compliance with all covenants contained in its credit agreement.
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
      Guaranty of Dean Foods Company’s Obligations Under Its Senior Notes — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior notes. Dean Foods Company issued $500 million aggregate principal amount of 7.000% senior unsecured notes on May 17, 2006. No principal payments are due on these senior notes until maturity on June 1, 2016.
      The indenture under which Dean Foods Company issued the senior notes does not contain financial covenants but does contain covenants that, among other things, limit Dean Foods Company and its guarantor subsidiaries ability to incur secured indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of Dean Foods Company or its guarantor subsidiaries assets.
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
      Significant Customers — We have a single customer that represented greater than 10% of our net sales in the first six months of 2006. Approximately 18.7% of our net sales were to this customer.

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
Results of Operations
      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Quarter Ended June 30				Six Months Ended June 30

	2006		2005		2006		2005

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$894.0	100.0%	$917.4	100.0%	$1,806.6	100.0%	$1,823.6	100.0%
Cost of sales	651.0	72.8	686.3	74.8	1,336.2	74.0	1,372.5	75.3

Gross profit	243.0	27.2	231.1	25.2	470.4	26.0	451.1	24.7
Operating costs and expenses:
Selling and distribution	145.9	16.4	137.4	15.0	288.5	16.0	272.4	14.9
General and administrative	30.2	3.4	26.0	2.8	59.6	3.3	57.8	3.2
Amortization of intangibles	0.2	—	0.3	—	0.4	—	0.7	—
Facility closing and reorganization costs	0.2	—	0.6	0.1	0.3	—	2.1	0.1

Total operating costs and expenses	176.5	19.8	164.3	17.9	348.8	19.3	333.0	18.2

Operating income	$66.5	7.4%	$66.8	7.3%	$121.6	6.7%	$118.1	6.5%

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005
      Net Sales — Net sales decreased approximately 2.6% to $894.0 million during the second quarter of 2006 from $917.4 million during the second quarter of 2005.
      The change in net sales from the second quarter of 2005 to the second quarter of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$917.4
Volume	23.3	2.5%
Pricing and product mix	(46.7)	(5.1)

2006 Net sales	$894.0	(2.6)%

      Net sales decreased primarily due to the effects of lower selling prices resulting from the pass-through of lower Class I raw skim milk and butterfat costs. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 21% lower in the second quarter of 2006 compared to the second quarter of 2005. The following table sets forth the average monthly component prices of the Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2006 compared to the second quarter of 2005:

	Quarter Ended June 30*

	2006		2005		% Change

Class I raw skim milk mover(3)	$6.83	(1)	$8.69	(1)	(21)%
Class I butterfat mover(3)	1.26	(2)	1.66	(2)	(24)
Class II raw skim milk minimum(4)	7.03	(1)	7.63	(1)	(8)
Class II butterfat minimum(4)	1.25	(2)	1.62	(2)	(23)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      These price decreases were partly offset by higher fresh milk, dips and ice cream volumes. Fresh milk volumes (which represented approximately 72% of our sales volume during the quarter) increased 1.9%. We believe the increase in volume is a result of the superior value and service that we are able to offer our customers as part of the largest dairy processor in the nation.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales decreased to 72.8% in the second quarter of 2006 from 74.8% in the second quarter of 2005 primarily due to decreased raw milk costs compared to the prior year. This decrease was partly offset by higher resin costs during the second quarter of 2006 compared to the second quarter of 2005. Resin is the primary component used in our plastic bottles.
      Operating Costs and Expenses — Our operating expenses increased approximately $12.2 million during the second quarter of 2006 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 19.8% in the second quarter of 2006 compared to 17.9% during the second quarter of 2005. Operating expenses increased primarily due to an increase in distribution costs of $11.5 million as a result of increased deliveries in our “direct store delivery” or “DSD” system due to the addition of certain customers and higher fuel costs. In addition, there was a $1.5 million increase in the management fee paid to Dean Foods Company.
      Operating Income — Operating income during the second quarter of 2006 was $66.5 million, a decrease of $300,000 from the second quarter of 2005 operating income of $66.8 million. Our operating margin in the second quarter of 2006 was 7.4% compared to 7.3% in the second quarter of 2005. Our operating margin increased primarily as a result of lower raw milk costs, partly offset by higher distribution costs.

      Other (Income) Expense — Total other expense decreased to $11.8 million in the second quarter of 2006 compared to $13.6 million in the second quarter of 2005 due to lower interest expense. Interest expense decreased as one of our senior notes ($100 million face value at 6.75% interest) matured and was repaid in June 2005.
      Income Taxes — Income tax expense was recorded at an effective rate of 33.7% in the second quarter of 2006 compared to 38.2% in the second quarter of 2005 due to the release of valuation allowances in the second quarter of 2006 related to certain state net operating losses. Our tax rate varies as the mix of earnings contributed by our various business units changes.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
      Net Sales — Net sales decreased approximately 0.9% to $1.81 billion during the first six months of 2006 from $1.82 billion during the first six months of 2005.
      The change in net sales from the first six months of 2005 to the first six months of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$1,823.6
Volume	55.3	3.0%
Pricing and product mix	(72.3)	(3.9)

2006 Net sales	$1,806.6	(0.9)%

      Net sales decreased primarily due to the effects of lower selling prices resulting from the pass-through of lower Class I raw skim milk and butterfat costs. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 15% lower in the first six months of 2006 compared to the first six months of 2005. The following table sets forth the average monthly component prices of the Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2006 compared to the first six months of 2005:

	Six Months Ended June 30*

	2006		2005		% Change

Class I raw skim milk mover(3)	$7.56	(1)	$8.89	(1)	(15)%
Class I butterfat mover(3)	1.35	(2)	1.76	(2)	(23)
Class II raw skim milk minimum(4)	7.53	(1)	7.48	(1)	1
Class II butterfat minimum(4)	1.31	(2)	1.69	(2)	(22)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      These price decreases were partly offset by higher fresh milk and dips volumes. Fresh milk volumes (which represented approximately 73% of our sales volume during the first six months of 2006) increased 2.4% during the first six months of 2006. We believe the increase in volume is a result of the superior value and service that we are able to offer our customers as part of the largest dairy processor in the nation.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales decreased to 74.0% in the first six months of 2006 compared to 75.3% in the first six months of 2005 due primarily to the decline in raw milk prices. Cost of sales dollars decreased $36.3 million primarily due to lower raw milk costs in the first six months of 2006. This decrease was offset somewhat by higher volumes compared to the prior year. In addition, increased resin costs negatively impacted cost of goods sold. Resin is the primary component used in our plastic bottles.
      Operating Costs and Expenses — Our operating expenses increased approximately $15.8 million during the first six months of 2006 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 19.3% in the first six months of 2006 compared to 18.2% during the first six months of 2005. Operating expenses increased primarily due to an increase in distribution costs of $19.6 million as a result of increased deliveries in our “direct store delivery” of “DSD” system due to the addition of certain customers and higher fuel costs. This increase was offset somewhat by lower bad debt expense.
      Operating Income — Operating income during the first six months of 2006 was $121.6 million, an increase of $3.5 million from the first six months of 2005 operating income of $118.1 million. Our operating margin in the first six months of 2006 was 6.7% compared to 6.5% in the same period in the prior year.
      Other (Income) Expense — Total other expense decreased to $23.6 million in the first six months of 2006 compared to $27.2 million in the first six months of 2005 due to lower interest expense. Interest expense decreased as one of our senior notes ($100 million face value at 6.75% interest) matured and was repaid in June 2005.
      Income Taxes — Income tax expense was recorded at an effective rate of 37.0% in the first six months of 2006 compared to 38.4% in the first six months of 2005 due to the release of valuation allowances in the second quarter of 2006 related to certain state net operating losses. Our tax rate varies as the mix of earnings contributed by our various business units changes.

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
Limitations on the Effectiveness of Controls
      We do not expect that our Disclosure Controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls were effective at the reasonable assurance level. In the first six months of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in Raw Milk and Other Input Costs Can Adversely Affect Us
      The primary raw material we use is raw milk. We purchase our raw milk primarily from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. In many cases we are able to adjust our pricing to reflect changes in raw milk costs. Volatility in the cost of our raw milk can adversely affect our performance as price changes may lag changes in costs. These lags tend to erode our profit margins. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw milk costs can also put downward pressure on our margins and our volumes. Although we cannot predict future changes in raw milk costs, we do expect raw milk prices to increase in the second half of 2006.
      Because we deliver the majority of our products directly to customers through our “direct store delivery” system, we are a large consumer of fuel. We also utilize a significant amount of resin, which is the primary component used in our plastic bottles. Recently, the prices of resin and fuel have increased dramatically and resin supplies have from time to time been insufficient to meet demand. Increases in fuel and resin prices can adversely affect our results of operations. In addition, a disruption in our ability to secure an adequate resin supply could adversely affect our operations.

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
Dean Foods Company has Substantial Debt and Other Financial Obligations that We Guarantee
      Certain of Dean Foods Company’s subsidiaries, including us, guarantee Dean Foods Company’s indebtedness under its senior credit facility and its $500 million 7.000% senior notes issued in May 2006. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty under Dean Foods Company’s senior credit facility. Dean Foods Company’s senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. Dean Foods Company’s $500 million senior notes are senior unsecured obligations. We may provide additional guarantees of financial obligations in the future.
      Dean Foods Company’s ability to make scheduled payments on its debt and other financial obligations depends on its financial and operating performance. Dean Foods Company’s financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control. If Dean Foods Company does not comply with the financial and other restrictive covenants under its senior credit facility or senior notes, it may default under such facility or notes. Upon default, Dean Foods Company’s lenders could accelerate the indebtedness under the facility or notes, foreclose against its collateral or seek other remedies, which would jeopardize our ability to continue our current operations.

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
August 14, 2006

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