Form 10-Q
period 2006-09-30
DEAN HOLDING CO
filed 2006-11-14
CIK 27500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Part I — Financial Information

Item 1.	Financial Statements

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$18,939	$16,056
Receivables, net	259,801	283,905
Inventories	100,922	104,488
Deferred income taxes	35,764	37,071
Prepaid expenses and other current assets	13,790	11,157

Total current assets	429,216	452,677
Property, plant and equipment, net	504,108	508,963
Goodwill	1,080,827	1,080,529
Identifiable intangible and other assets	195,760	195,704

Total	$2,209,911	$2,237,873

Liabilities and Parent’s Net Investment
Current liabilities:
Accounts payable and accrued expenses	$272,711	$292,163
Income taxes payable	3,705	5,492
Current portion of long-term debt	250,141	28

Total current liabilities	526,557	297,683
Long-term debt	488,055	757,743
Deferred income taxes	152,490	148,396
Other long-term liabilities	62,377	71,079
Commitments and contingencies (Note 9)
Parent’s net investment:
Parent’s net investment	981,135	963,546
Accumulated other comprehensive loss	(703)	(574)

Total parent’s net investment	980,432	962,972

Total	$2,209,911	$2,237,873

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(unaudited)

Net sales	$912,853	$940,276	$2,719,418	$2,763,843
Cost of sales	668,186	705,878	2,004,329	2,078,380

Gross profit	244,667	234,398	715,089	685,463
Operating costs and expenses:
Selling and distribution	150,861	141,285	439,340	413,666
General and administrative	28,862	30,821	88,445	88,600
Amortization of intangibles	236	217	647	864
Facility closing and reorganization costs	91	406	411	2,526

Total operating costs and expenses	180,050	172,729	528,843	505,656

Operating income	64,617	61,669	186,246	179,807
Other (income) expense:
Interest expense	11,862	11,798	35,497	39,014
Other (income), net	—	(15)	(66)	(69)

Total other expense	11,862	11,783	35,431	38,945

Income from continuing operations before income taxes	52,755	49,886	150,815	140,862
Income taxes	18,987	18,899	55,291	53,798

Income from continuing operations	33,768	30,987	95,524	87,064
Income (loss) from discontinued operations, net of tax	(3,328)	(580)	(3,328)	12,866

Net income	$30,440	$30,407	$92,196	$99,930

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2006	2005
	(unaudited)

Cash flows from operating activities:
Net income	$92,196	$99,930
Loss (income) from discontinued operations	3,328	(12,866)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,258	54,632
Share-based compensation expense	1,789	2,205
Loss (gain) on disposition of assets	(382)	83
Deferred income taxes	5,401	12,812
Other	(89)	2,218
Changes in operating assets and liabilities, net of acquisitions:
Receivables	24,104	5,847
Inventories	3,566	(2,775)
Prepaid expenses and other assets	(1,425)	11,991
Accounts payable and accrued expenses	(28,157)	(20,121)
Income taxes payable	(5,115)	(473)

Net cash provided by continuing operations	153,474	153,483
Net cash provided by discontinued operations	—	31,496

Net cash provided by operating activities	153,474	184,979
Cash flows from investing activities:
Additions to property, plant and equipment	(51,857)	(42,944)
Proceeds from sale of fixed assets	1,317	718

Net cash used in continuing operations	(50,540)	(42,226)
Net cash used in discontinued operations	—	(7,631)

Net cash used in investing activities	(50,540)	(49,857)
Cash flows from financing activities:
Net repayment of debt	(22,623)	(115,968)
Distribution to parent	(77,428)	(24,814)

Net cash used in continuing operations	(100,051)	(140,782)
Net cash provided by discontinued operations	—	11,153

Net cash used in financing activities	(100,051)	(129,629)

Increase in cash and cash equivalents	2,883	5,493
Cash and cash equivalents, beginning of period	16,056	12,490

Cash and cash equivalents, end of period	$18,939	$17,983

See Notes to Condensed Consolidated Financial Statements.

DEAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006
(unaudited)

1.	General

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended September 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 28, 2006).

Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications. During the nine months ended September 30, 2006, we reclassified the presentation of expense recognition for reusable packaging utilized in the distribution of our products from cost of sales to distribution expense. The reclassification reduced cost of sales and increased distribution expense by $5.6 million and $15.0 million for the three and nine months ended September 30, 2005 respectively. The reclassification had no impact on net income.

We are a wholly-owned subsidiary of Dean Foods Company. Dean Foods Company provides us with management support in return for a management fee. The management fee is based on budgeted annual expenses for Dean Foods Company’s corporate headquarters, a portion of which is then allocated to us. Dean Foods Company charged us management fees of $8.8 million and $8.9 million for the three months ended September 30, 2006 and 2005, respectively, and $26.5 million and $26.7 million for the nine months ended September 30, 2006 and 2005, respectively. The management fee is classified within general and administrative expenses in the Condensed Consolidated Statements of Income. Our cash is available for use by, and is regularly transferred to, Dean Foods Company at its discretion. Cash that has been transferred to Dean Foods Company is included in “Parent’s Net Investment” on our Condensed Consolidated Balance Sheets.

On June 27, 2005, Dean Foods Company completed the spin-off (“Spin-off”) of our majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse the businesses previously conducted by our Specialty Foods Group segment and Dean Foods Company transferred to TreeHouse certain businesses previously conducted by other segments of Dean Foods Company not consolidated with us. On June 24, 2005, immediately after Dean Foods Company transferred these businesses to TreeHouse, we distributed the common stock of TreeHouse to Dean Foods Company as a dividend. As a result of these transactions, we no longer have a Specialty Foods Group segment and our Dairy Group is our only remaining reportable segment. Our Condensed Consolidated Financial Statements for the period ended September 30, 2005 have been reclassified to give effect to the businesses previously conducted by our Specialty Foods Group segment as discontinued operations.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Holding Company and its subsidiaries, taken as a whole.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $125.3 million and $116.8 million in the third quarter of 2006 and 2005, respectively, and $365.4 million and $337.2 million during the nine months ended September 30, 2006 and 2005, respectively.

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

As a result of Dean Foods Company’s adopting SFAS No. 123(R), our income before taxes and net income were lower than if Dean Foods Company had continued to account for share-based compensation under APB Opinion No 25 as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In thousands)

Decrease in:
Income before taxes	$729	$2,205
Net income	565	1,704

During the three and nine months ended September 30, 2006, Dean Foods Company allocated to us stock option expense of $600,000 and $1.8 million, respectively, and we recognized an income tax benefit related to the stock option expense of $300,000 and $900,000, respectively.

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

The FASB issued SFAS No. 157, “Fair Value Measurements” in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2008.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” in September 2006. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the fourth quarter of 2006.

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

Included in the quarter ended September 30, 2006 is a $3.3 million loss from the adjustment of tax obligations related to the TreeHouse discontinued operations.

Net sales and income before taxes generated by our Specialty Foods Group segment were as follows:

Nine Months
Ended
September 30, 2005
(In thousands)

Net sales	$332,299
Income before taxes	24,692

Prior to the Spin-off, we transferred the obligation for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse. In 2005, we transferred a portion of the related plan assets. In 2006, we transferred the remaining plan assets related to such obligations.

3.	Inventories

	September 30,	December 31,
	2006	2005
	(In thousands)

Raw materials and supplies	$32,181	$34,530
Finished goods	68,741	69,958

Total	$100,922	$104,488

4.	Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

Balance at December 31, 2005	$1,080,529
Purchase accounting adjustments	298

Balance at September 30, 2006	$1,080,827

The gross carrying amount and accumulated amortization of our intangible assets (other than goodwill) as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$179,310	$—	$179,310	$179,310	$—	$179,310
Intangible assets with finite lives:
Customer-related	20,904	(9,762)	11,142	19,929	(8,015)	11,914

Total	$200,214	$(9,762)	$190,452	$199,239	$(8,015)	$191,224

Amortization expense on intangible assets for the three months ended September 30, 2006 and 2005 was approximately $600,000 and $500,000, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2006 and 2005 was $1.7 million and $1.5 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$2.4 million
2008	2.4 million
2009	2.4 million
2010	2.4 million
2011	0.6 million

5.	Long-Term Debt

	September 30, 2006		December 31, 2005
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
	(In thousands)

$250 million senior notes maturing in August 2007	$250,112	8.150%	$250,198	8.150%
$200 million senior notes maturing in May 2009	192,088	6.625	190,192	6.625
$150 million senior notes maturing in October 2017	128,914	6.900	128,103	6.900
Receivables-backed facility	166,510	5.680	189,168	4.600
Other	572		110

	738,196		757,771
Less current portion	(250,141)		(28)

Total	$488,055		$757,743

Senior Notes — We had $600 million (face value) of senior notes outstanding at September 30, 2006. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against us and our subsidiaries granting liens on our real property interests and a prohibition against granting liens on the stock of our subsidiaries. At the date of our acquisition by Dean Foods Company, our long-term debt was re-valued to its current market value. The adjustment to fair value is reflected as a discount on senior notes in our Consolidated Financial Statements.

Receivables-Backed Facility — We participate in Dean Foods Company’s $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to a wholly-owned special purpose entity intended to be bankruptcy-remote. This special purpose entity then transfers the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these special purpose entities are fully reflected on our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. No principal payments are due on the receivables-backed facility until maturity in November 2008. Dean Foods Company does not allocate interest related to the receivables-backed facility to us. Therefore, no interest costs related to this facility have been reflected on our Consolidated Statements of Income.

Letters of Credit — At September 30, 2006, $3.6 million of letters of credit were outstanding. The majority of letters of credit were required by various utilities and government entities for performance and insurance guarantees.

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized below.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands)

Net income	$30,440	$30,407	$92,196	$99,930
Other comprehensive income (loss):
Cumulative translation adjustment	176	(7)	(105)	143
Transfer to parent	—	—	(31)	—
Change in fair value of derivative instruments, net of tax	(429)	—	7	—
Minimum pension liability adjustment, net of tax	—	—	—	(738)

	(253)	(7)	(129)	(595)

Comprehensive income	$30,187	$30,400	$92,067	$99,335

7.	Employee Postretirement Benefits

Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands)

Components of net period cost:
Service cost	$252	$238	$756	$714
Interest cost	272	209	815	626
Amortizations:
Unrecognized net loss	247	64	740	193

Net periodic benefit cost	$771	$511	$2,311	$1,533

We expect to contribute $1.9 million to our postretirement health plans during 2006.

8.	Facility Closing and Reorganization Costs

We recorded net facility closing and reorganization costs of $91,000 and $406,000 during the third quarter of 2006 and 2005, respectively, and $411,000 and $2.5 million during the first nine months of 2006 and 2005, respectively.

The charges recorded during 2006 are primarily related to previously announced plans including the closing of a manufacturing facility in Albuquerque, New Mexico and the consolidation of certain administrative functions.

We expect to incur additional charges related to these restructuring plans of approximately $1.7 million, primarily related to shutdown and other costs. Approximately $1.1 million and $600,000 of these additional charges are expected to be completed by December 31, 2006 and 2007, respectively.

The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at September 30, 2006 was approximately $1.7 million. We are marketing these properties for sale.

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

Activity for the first nine months of 2006 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,	Charges		September 30,
	2005	(Reversals)	Payments	2006
	(In thousands)

Cash charges:
Workforce reduction costs	$449	$(139)	$(310)	$—
Shutdown costs	—	349	(349)	—
Lease obligations and other	58	201	(221)	38

Total	$507	$411	$(880)	$38

9.	Commitments and Contingencies

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

Guaranty of Dean Foods Company’s Obligations Under Its Senior Credit Facility — Certain of Dean Foods Company’s subsidiaries, including us, are required to guarantee Dean Foods Company’s indebtedness under its senior credit facility. We have pledged substantially all of our assets (other than our real property and our ownership interests in our subsidiaries) as security for our guaranty. Dean Foods Company’s senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At September 30, 2006 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $112.7 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $136.9 million were issued but undrawn. At September 30, 2006 approximately $1.25 billion was available for future borrowings under Dean Foods Company’s revolving credit facility.

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

The indenture under which Dean Foods Company issued the senior notes does not contain financial covenants but does contain covenants that, among other things, limit Dean Foods Company and its guarantor subsidiaries’ ability to incur secured indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of Dean Foods Company or its guarantor subsidiaries’ assets.

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

Two shareholder derivative complaints have been filed against Dean Foods Company which allege stock option backdating. The complaints name certain current and former members of the Board of Directors of Dean Foods Company and certain current and former members of management of Dean Foods Company. In response to the litigation, a special litigation committee of the Board of Directors of Dean Foods Company was established and has been conducting its own independent review of Dean Foods Company’s stock option grants and the allegations made in the complaints. The committee consists of independent board members of Dean Foods Company not named in the litigation.

Dean Foods Company has also been informed by the staff of the Securities and Exchange Commission (the “SEC”) that it is conducting an informal inquiry into Dean Foods Company’s stock option practices. Dean Foods Company intends to cooperate fully with the SEC’s inquiry.

10.	Geographic Information and Major Customers

Geographic Information — Substantially all of our business is within the United States.

Significant Customers — We have a single customer that represented greater than 10% of our net sales in the first nine months of 2006. Approximately 18.2% of our net sales were to this customer.

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

Results of Operations

The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Quarter Ended September 30				Nine Months Ended September 30
	2006		2005		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$912.9	100.0%	$940.3	100.0%	$2,719.4	100.0%	$2,763.8	100.0%
Cost of sales	668.2	73.2	705.9	75.1	2,004.3	73.7	2,078.3	75.2

Gross profit	244.7	26.8	234.4	24.9	715.1	26.3	685.5	24.8
Operating costs and expenses:
Selling and distribution	150.9	16.5	141.3	15.0	439.3	16.2	413.7	15.0
General and administrative	28.9	3.2	30.8	3.3	88.5	3.3	88.6	3.2
Amortization of intangibles	0.2	—	0.2	—	0.7	—	0.9	—
Facility closing and reorganization costs	0.1	—	0.4	—	0.4	—	2.5	0.1

Total operating costs and expenses	180.1	19.7	172.7	18.3	528.9	19.5	505.7	18.3

Operating income	$64.6	7.1%	$61.7	6.6%	$186.2	6.8%	$179.8	6.5%

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Net Sales — Net sales decreased approximately 2.9% to $912.9 million during the third quarter of 2006 from $940.3 million during the third quarter of 2005.

The change in net sales from the third quarter of 2005 to the third quarter of 2006 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2005 Net sales	$940.3
Volume	5.4	0.6%
Pricing and product mix	(32.8)	(3.5)

2006 Net sales	$912.9	(2.9)%

Net sales decreased primarily due to the effects of lower selling prices resulting from the pass-through of lower Class I raw skim milk and butterfat costs. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 16% lower in the third quarter of 2006 compared to the third quarter of 2005. The following table sets forth the average monthly component prices of the Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2006 compared to the third quarter of 2005:

	Quarter Ended September 30*
	2006		2005		% Change

Class I raw skim milk mover(3)	$6.95	(1)	$8.24	(1)	(16)%
Class I butterfat mover(3)	1.24	(2)	1.73	(2)	(28)
Class II raw skim milk minimum(4)	6.86	(1)	7.85	(1)	(13)
Class II butterfat minimum(4)	1.32	(2)	1.84	(2)	(28)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

These price decreases were partly offset by higher fresh milk and ice cream volumes. Fresh milk volumes (which represented approximately 73% of our sales volume during the quarter) increased 1.2%. We believe the increase in volume is a result of the superior value and service that we are able to offer our customers as part of the largest dairy processor in the nation.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales decreased to 73.2% in the third quarter of 2006 from 75.1% in the third quarter of 2005 primarily due to decreased raw milk costs compared to the prior year. This decrease was partly offset by higher resin costs during the third quarter of 2006 compared to the third quarter of 2005. Resin is the primary component used in our plastic bottles.

Operating Costs and Expenses — Our operating expenses increased approximately $7.4 million during the third quarter of 2006 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 19.7% in the third quarter of 2006 compared to 18.3% during the third quarter of 2005. Operating expenses increased primarily due to an increase in distribution costs of $8.5 million, as a result of higher labor and fuel costs and increased volume, partly offset by lower general and administrative expenses.

Operating Income — Operating income during the third quarter of 2006 was $64.6 million, an increase of $2.9 million from the third quarter of 2005 operating income of $61.7 million. Our operating margin in the third quarter of 2006 was 7.1% compared to 6.6% in the third quarter of 2005. Our operating margin increased as a result of lower raw milk costs, partly offset by higher distribution costs.

Other (Income) Expense — Total other expense increased to $11.9 million in the third quarter of 2006 compared to $11.8 million in the third quarter of 2005.

Income Taxes — Income tax expense was recorded at an effective rate of 36.0% in the third quarter of 2006 compared to 37.9% in the third quarter of 2005. Our tax rate varies as the mix of earnings contributed by our various business units changes.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales — Net sales decreased approximately 1.6% to $2.72 billion during the first nine months of 2006 from $2.76 billion during the first nine months of 2005.

The change in net sales from the first nine months of 2005 to the first nine months of 2006 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2005 Net sales	$2,763.8
Volume	60.4	2.2%
Pricing and product mix	(104.8)	(3.8)

2006 Net sales	$2,719.4	(1.6)%

Net sales decreased primarily due to the effects of lower selling prices resulting from the pass-through of lower Class I raw skim milk and butterfat costs. Class I raw skim milk prices were approximately 15% lower in the first nine months of 2006 compared to the first nine months of 2005. The following table sets forth the average monthly component prices of the Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2006 compared to the first nine months of 2005:

	Nine Months Ended September 30*
	2006		2005		% Change

Class I raw skim milk mover(3)	$7.36	(1)	$8.67	(1)	(15)%
Class I butterfat mover(3)	1.32	(2)	1.75	(2)	(25)
Class II raw skim milk minimum(4)	7.30	(1)	7.60	(1)	(4)
Class II butterfat minimum(4)	1.31	(2)	1.74	(2)	(25)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

These price decreases were partly offset by higher fresh milk and dips volumes. Fresh milk volumes (which represented approximately 73% of our sales volume during the first nine months of 2006) increased 2.0% during the first nine months of 2006. We believe the increase in volume is a result of the superior value and service that we are able to offer our customers as part of the largest dairy processor in the nation.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales decreased to 73.7% in the first nine months of 2006 compared to 75.2% in the first nine months of 2005 due primarily to the decline in raw milk prices. Cost of sales dollars decreased $74.0 million primarily due to lower raw milk costs in the first nine months of 2006. This decrease was offset somewhat by higher volumes compared to the prior year. In addition, increased resin costs negatively impacted cost of sales. Resin is the primary component used in our plastic bottles.

Operating Costs and Expenses — Our operating expenses increased approximately $23.2 million during the first nine months of 2006 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 19.5% in the first nine months of 2006 compared to 18.3% during the first nine months of 2005. Operating expenses increased primarily due to an increase in distribution costs of $28.1 million as a result of higher fuel costs and increased volumes. This increase was offset somewhat by lower bad debt expense and facility closing and reorganization costs.

Operating Income — Operating income during the first nine months of 2006 was $186.2 million, an increase of $6.4 million from the first nine months of 2005 operating income of $179.8 million. Our operating margin in the first nine months of 2006 was 6.8% compared to 6.5% in the same period in the prior year. Our operating margin increased as a result of lower raw milk costs, partly offset by higher distribution costs.

Other (Income) Expense — Total other expense decreased to $35.4 million in the first nine months of 2006 compared to $38.9 million in the first nine months of 2005 due to lower interest expense. Interest expense decreased as one of our senior notes ($100 million face value at 6.75% interest) matured and was repaid in June 2005.

Income Taxes — Income tax expense was recorded at an effective rate of 36.7% in the first nine months of 2006 compared to 38.2% in the first nine months of 2005 due primarily to the release of valuation allowances in the second quarter of 2006 related to certain state net operating losses. Our tax rate varies as the mix of earnings contributed by our various business units changes.

Item 4.	Controls and Procedures

Quarterly Controls Evaluation and Related Certifications

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

Conclusions

Based upon our most recent controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls were effective at the reasonable assurance level. In the first nine months of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Two shareholder derivative complaints have been filed in July and October, 2006 in the district court of Dallas County, Texas, against Dean Foods Company which allege stock option backdating. The complaints name certain current and former members of the Board of Directors of Dean Foods Company and certain current and former members of management of Dean Foods Company. In response to the litigation, a special litigation committee of the Board of Directors of Dean Foods Company was established and has been conducting its own independent review of Dean Foods Company’s stock option grants and the allegations made in the complaints. The committee consists of independent board members of Dean Foods Company not named in the litigation.

Dean Foods Company has also been informed by the staff of the Securities and Exchange Commission (the “SEC”) that it is conducting an informal inquiry into Dean Foods Company’s stock option practices. Dean Foods Company intends to cooperate fully with the SEC’s inquiry.

Item 1A.	Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In some cases, you can identify these statements by terminology such as “may,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating them, you should carefully consider the information above, as well as the risks outlined below. Actual performance or results may differ materially and adversely. Except as reported in any previously filed Quarterly Report on Form 10-Q and the first, second and fourth items identified below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Reorganization of Dean Foods Company’s Dairy Group Segment Could Temporarily Adversely Affect Our Performance

Our operations are part of the Dairy Group segment of Dean Foods Company. During the first quarter of 2006, Dean Foods Company started the process of realigning its Dairy Group segment, including our operations, in order to further streamline the organization, improve efficiency within Dairy Group operations and better meet the needs of the Dairy Group’s customers. Effective January 1, 2006, the Dairy Group transitioned from five operating regions to three operating regions. Dean Foods Company is currently focused on reorganizing the Dairy Group’s purchasing and other administrative functions to better leverage its scale, which Dean Foods Company expects will enable the Dairy Group to more effectively and efficiently manage its business processes. Furthermore, the Dairy Group is in the process of consolidating its information technology systems, including the implementation of standard accounting and distribution software packages. The failure of Dean Foods Company and the Dairy Group to successfully manage this process could cause us to incur unexpected costs, which could have a material adverse effect on our financial results.

The Consolidation of Retail Customers May Put Pressures on the Company’s Operating Margins and Profitability

The Company’s customers such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power. These customers also may use shelf space currently used for the Company’s products for their private label products. If the Company fails to respond to these trends, its volume growth could slow or it may need to lower prices or increase promotional spending for its products, any of which would adversely affect its profitability.

Changes in Raw Milk and Other Input Costs Can Adversely Affect Us

The primary raw material we use is raw milk. We purchase our raw milk primarily from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. In many cases we are able to adjust our pricing to reflect changes in raw milk costs. Volatility in the cost of our raw milk can adversely affect our performance as price changes may lag changes in costs. These lags tend to erode our profit margins. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw milk costs can also put downward pressure on our margins and our volumes. Although we cannot predict future changes in raw milk costs, we do expect raw milk prices to increase in the fourth quarter of 2006.

Because we deliver the majority of our products directly to customers through our “direct store delivery” system, we are a large consumer of fuel. We also utilize a significant amount of resin, which is the primary component used in our plastic bottles. Over the past year, the prices of resin and fuel have increased and resin supplies have from time to time been insufficient to meet demand. Increases in fuel and resin prices can adversely affect our results of operations. In addition, a disruption in our ability to secure an adequate resin supply could adversely affect our operations.

The Company May Experience Liabilities or Negative Effects on its Reputation as a Result of Product Recalls, Product Injuries or Other Legal Claims

The Company sells products for human consumption, which involves a number of legal risks. Product contamination, spoilage or other adulteration, product misbranding or product tampering could require the Company to recall products. The Company also may be subject to liability if its products or operations violate applicable laws or regulations or in the event its products cause injury, illness or death. In addition, the Company advertises its products and could be the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including consumer protection statutes of some states. A significant product liability or other legal judgment against the Company or a widespread product recall may negatively impact the Company’s profitability. Even if a product liability or consumer fraud claim is unsuccessful or is not merited, the negative publicity surrounding such assertions regarding the Company’s products or processes could adversely affect its reputation and brand image.

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

November 14, 2006

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